Form 10KSB
period 2007-06-30
ZBB ENERGY CORP
filed 2007-10-10
CIK 1140310

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-19644

ZBB ENERGY CORPORATION
(Name of small business issuer as specified in its charter)

Wisconsin	39-1987014
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

N93 W14475 Whittaker Way, Menomonee Falls, Wisconsin 53051
(Address of principal executive offices, including zip code)

Issuer’s telephone number, including area code:
(262) 253-9800 (U.S. only)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
$.01 par value common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The issuer’s revenues for the most recent fiscal year were $583,819.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $28,800,000 as of October 2, 2007.

As of October 2, 2007, 10,512,283 shares of our common stock, par value $.01 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

Transitional Small Business Disclosure Format: No.

ZBB ENERGY CORPORATION

2007 FORM 10-KSB ANNUAL REPORT

ii

PART I

Cautionary Statement Concerning Forward-Looking Statements

Some of the statements in this annual report are forward looking statements, which are subject to risks and uncertainties, including the risk that the products we produce may fail to perform to the satisfaction of our existing and future customers. These risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.

Unless otherwise indicated, all references in this Annual Report to share amounts reflect a 1-for-17 reverse stock split on June 15, 2007. Unless otherwise specified, all references to dollar amounts reflect United States dollars.

Item 1.	Description of Business

Our Company

We design, develop, manufacture and distribute energy storage systems that can be used by utility companies, renewable energy generators and commercial and industrial customers.

Our systems are based upon our proprietary zinc-bromine rechargeable electrical energy storage technology.

Our products are designed to store surplus energy for use at later times when energy demand is higher than the utility company or other generator can provide. Our products also provide a steady source of power quality protection from voltage, current or frequency deviations, or power “spikes,” that lead to brownouts or power interruptions. The modular construction of our core products enables us to customize the size of our energy storage systems.

In fiscal year 2004, we started to generate sales revenues. Prior to that time, we focused on research and development for our products. We have not as yet achieved profitability.

In May 2004, we entered into a sales contract to provide four 500kWh energy storage systems to our first commercial customer, the California Energy Commission that purchased our energy storage system to demonstrate the efficiency and reliability benefits of our systems. We delivered the first of these systems in February 2006 to the San Ramon testing facility of Pacific Gas and Electric. We were advised in a March 2006 letter from Pacific Gas & Electric that our initial system was operating satisfactorily, and we believe that it is continuing to do so. We delivered one of the three remaining energy storage systems in May 2007 and, assuming that our initial test system continues to perform in accordance with specifications, we expect to deliver the remaining two systems before the end of June 2008 to Pacific Gas & Electric’s San Ramon facility. If all four systems are delivered, our total revenues from this contract will be approximately $1.8 million.

In March 2005, we formed ZBB China Pty Ltd., a joint venture company with China Century Group Ltd. of which we own 49%. The joint venture is intended to sell energy storage systems to our target customer base in the Peoples Republic of China. The joint venture has contracted to purchase one of our 500kWh systems for $300,000 to demonstrate our products to potential customers. The joint venture is exploring local sources of manufacturing for certain components and the ultimate assembly of the final product.

In April 2006 our company was awarded The Frost & Sullivan 2006 Technology Innovation of the Year Award in the large capacity electricity storage sector. Frost & Sullivan is a global growth consulting company headquartered in San Antonio, Texas. The award was granted for our introduction of innovative zinc-bromine battery technology that offers a modular, environmentally friendly, cost effective, plug and play way to provide high volume reserve power for peak electricity periods to utilities, industry and renewable energy applications.

On June 29, 2007, ZBB Technologies, Ltd, our subsidiary based in Western Australia, and the Commonwealth of Australia by and acting through the Department of Environment and Water Resources, entered into an agreement for project funding under the Advanced Electricity Storage Technologies program, whereby, among other things, the Department has agreed to provide funding to ZBB Technologies Ltd. for the development and delivery of an energy storage system that will be used to store and supply renewable energy generated from photovoltaic solar panels and wind turbines already operational at the Commonwealth

Scientific and Industrial Research Organization’s Newcastle Energy Centre in New South Wales. This agreement provides for a three year term under which the Commonwealth of Australia will provide $2.6 million (A$3.1 million) in project funding over several periods, totaling $1.35 million in year one, $1.01 million in year two and $0.24 million in year three, as certain development progress “milestones” are met by ZBB Technologies, Ltd to the satisfaction of the Commonwealth of Australia.

Our long-term strategic goal includes the expansion of our customer base beyond public utilities and utility companies to enable us to ultimately produce and sell energy storage systems to the private sector of the economy, including businesses and residential customers who want to possess an alternative energy system for their businesses or homes.

In March 2005, we completed an initial public offering in Australia of our common stock and options to purchase common stock. Since Australian trading regulations do not readily permit securities of foreign corporations to trade on their exchanges, securities known as CUFS (CHESS Units of Foreign Securities) reflecting ownership in our securities were traded on the Australian Stock Exchange Ltd. (ASX) through August 2007. We sold 705,882 shares of our common stock (12,000,000 shares before giving effect to the 1:17 reverse stock split) at a price of A$8.50 or approximately US$6.375 per share (A $0.50 or approximately U.S.$0.375 before giving effect to our reverse stock split) together with options expiring on December 15, 2007 to purchase an additional 176,471 shares (3,000,000 shares before giving effect to our reverse stock split) at an exercise price of equal to our initial per share offering price on the ASX. We received gross proceeds of A$6.0 million (approximately US$4.5 million) in the Australian stock offering.

Effective as of June 15, 2007, we completed a 1-for-17 reverse split of our outstanding shares of common stock. On June 20, 2007, we completed the initial public offering in the United States through the sale of 3,333,333 shares of our common stock at an initial offering price of $6.00 per share, and listed our shares for trading on the AMEX. Effective as of August 9, 2007, we de-listed our CUFS from the Australian Stock Exchange and all of our common stock previously trading as CUFS became tradable in the United States as shares of common stock.

On October 2, 2007, the closing price of our common stock, as traded on the American Stock Exchange, was $3.50 per share.

Our Energy Storage Business

We design, develop, manufacture and distribute energy storage systems. Our systems are built using a proprietary process based upon our zinc-bromine rechargeable electrical energy storage technology. The modular nature of our zinc-bromine battery allows it to be sized and packaged into fully customized, large format energy storage systems. Our systems combine our zinc-bromine batteries with computer hardware and software that interface with a customer’s power source to recharge during off peak times and discharge power as needed.

We have designed this system to meet a number of significant market applications, including:

•	Load management for generation, transmission and distribution utilities, energy service companies and large commercial and industrial customers, which allows these companies to use stored energy to meet their customers’ energy demands during peak periods of usage or other designated times’

•	Storage of wind, hydro (water) and solar energy production (often referred to as “renewable energy”) in both grid connected and grid independent environments’

•	Uninterruptible power supply and power quality protection from voltage, current or frequency deviations for both commercial and industrial customers’

Our energy storage systems are protected by U.S. and international patents and trade secrets law covering certain aspects of our manufacturing process and our zinc-bromine technology. We have been granted 15 patents to date and have four additional patent applications pending.

Our systems compete with both traditional energy storage technologies, such as lead acid batteries, as well as emerging energy storage technologies, such as vanadium redox and sodium sulfur batteries. For our target markets, we believe our flow battery has a significant advantage over competing products and technologies in terms of:

•	Superior technical attributes in terms of the amount of energy that can be stored in a system of a given weight and size or “energy density” (sometimes measured in Watt Hours per Kilogram or Wh/kg), recharge cycle and overall cycle life

•	Competitive cost, based on dollars per Kilowatt Hours (kWh), as well as life of the battery component

•	Demonstrated commercial manufacturing capability of functioning product in the United States

•	Modular construction allowing portable applications of varying size, as compared to the large scale, fixed site emerging alternatives.

History

ZBB Technologies, Limited, our Australian subsidiary (formerly known as ZBB (Australia) Limited), was formed in 1982 to develop commercial applications for the zinc-bromine research being conducted by Murdoch University in Western Australia. ZBB Technologies, Inc., our U.S. operating subsidiary, was established in 1994 in Wisconsin to acquire the zinc-bromine technology assets of Johnson Controls, Inc. which was engaged in research to manufacture energy storage systems based upon the zinc-bromine technology. Pursuant to this acquisition, certain key employees researching this technology for Johnson Controls, Inc. became employed by ZBB technologies, Inc. to continue their research. ZBB Energy Corporation was formed in 1998 in Wisconsin as a holding company for ZBB Technologies, Limited and ZBB Technologies, Inc.

Since our inception, and through 2004, our operations consisted primarily of research and development and we have not had material revenues. Prior to such time, our operations have historically been funded through government grants and private investment.

In May 2004, we entered into a sales contract to provide four 500kWh energy storage systems to our first commercial customer, the California Energy Commission that purchased our energy storage system to demonstrate the efficiency and reliability benefits of our systems. We delivered the first of these systems in February 2006 to the San Ramon testing facility of Pacific Gas and Electric (“PG&E”). We were advised in a March 2006 letter from PG&E that our initial system was operating satisfactorily, and we believe that it is continuing to do so. We delivered one of the remaining three energy storage systems in May 2007 and, assuming that our initial test system continues to perform in accordance with specifications, we expect to deliver the remaining two energy storage systems by the end of June 2008 to PG&E’s San Ramon facility. If all four systems are delivered, we expect to receive approximately $1.8 million under this sales contract, including amounts already invoiced.

In March 2005, we formed ZBB China Pty Limited, a joint venture company with China Century Group, of which we own 49%. The joint venture is intended to sell energy storage systems to our target customer base in the Peoples Republic of China and is exploring local sources of manufacturing of certain of our products.

In March 2005, we completed an initial public offering in Australia of our common stock and options to purchase common stock. Since Australian trading regulations do not readily permit securities of foreign corporations to trade on their exchanges, securities known as CUFS (CHESS Units of Foreign Securities) reflecting ownership in our securities were traded on the Australian Stock Exchange Ltd. (the ASX). We received gross proceeds of A$6.0 million (approximately US$4.5 million) in the Australian stock offering. On August 9, 2007 we de-listed our CUFS from trading on the ASX as a result of our United States public offering.

On June 18, 2007, we began trading on the AMEX as a result of our effective registration and listing with the American Stock Exchange on June 15, 2007.

On June 20, 2007 we closed on our initial public offering in the United States through the sale of 3,333,333 shares of our common stock at $6.00 per share. Effective as of August 9, 2007, we delisted our

CUFS from the ASX and all of our common stock previously trading as CUFS became tradable in the United States as common stock.

Products and Technology

The building block for our core energy storage systems is a 50kWh module. Each 50kWh module consists of three of our “F2500” 60 cell battery stacks connected in parallel, a pair of zinc-bromine electrolyte storage reservoirs, an electrolyte circulation system and a computerized module control system.

These modules function either as stand-alone units or serve as the building blocks that larger storage systems require. Any number of modules can be placed in multiple parallel and series arrangements to meet the varying energy capacity needs of our target customers. The first products we developed were “turnkey” 400kWh energy storage systems that consisted of eight 50kWh modules. We manufactured and conducted successful trials of two 400kWh systems in power utility applications in both the United States and Australia. In 2004 we increased the system size to a standardized 500kWh system (comprised of 10 50kWh modules), which is the maximum amount of storage capacity that can be readily installed and shipped by us in a standard 20 foot shipping container. The size of this container also allows our target customers to place the systems on the power grid or to be combined with additional 500kWh systems for large scale utility storage applications near the power generation source. We believe that our earlier installed systems have already demonstrated that they meet all the requirements to allow connection directly to a utility grid.

The customers we target will typically require the energy storage systems to recharge and discharge much or all of its stored energy on a regular basis. Generally, the more energy that can be utilized from an energy storage system of a given size on a single charge, the more efficient it is to the user. One of the characteristics of our zinc bromine based systems is that they can be fully charged in approximately 4.5 hours and can then discharge 100% of the stored energy, typically at rates from two to eight hours, and sometimes longer, depending on the customers’ demand for energy. By comparison, lead-acid based systems typically take longer to charge and can only discharge approximately 65% of their stored energy without degradation to the battery during regular cycling. We arrange for the shipping of our systems directly to the installation location requested by our customers.

ZBB F-2500 Flowing Electrolyte Zinc-Bromine Battery Stack Assembly

Market Information

Industry Overview

We believe that our F2500 product is available at a time when major changes are occurring in electricity supply and demand. Modern economies are highly dependent on the performance and reliability of the electricity grid. Electric utilities now face real and immediate challenges in providing reliable power. These challenges exist mainly because of aged centralized electric utility transmission and distribution grids that are increasingly unable to accommodate the peak, or highest demand for energy required by its customers. This transmission and distribution delivery system must be able to meet the highest expected demand however the highest expected demand is only experienced on an infrequent basis, leaving the system significantly underutilized for much of the year. Refurbishment by utility companies of their infrastructures would take years and require major capital expenditures. The Edison Electric Institute states that “underinvestment in transmission and distribution is estimated to cost the American economy at least $20 billion a year — a figure certain to grow if transmission and distribution infrastructure investment does not keep pace with demand.” (Why Are Electricity Prices Increasing? — An Industry Wide Perspective, June 2006). In addition, in an article published on November 29, 2005, the Wall Street Journal quoting Global Information Inc., Energy stated that storage can help increase the usefulness of currently installed transmission and distribution assets by making existing equipment capable of meeting the expected future energy demand and deferring the need for additional investment in new “higher capacity” assets. Additionally, while expensive long term refurbishment of the systems may increase reliability of the energy supply, it would not necessarily solve problems associated with spikes in energy demand that can only be satisfied by the release of excess energy that has been previously stored from the generation source.

Primary Market Opportunities

We anticipate that the primary users of our energy storage systems will be utility companies and renewable energy (solar, wind and hydro electric power generators) providers with space or capital constraints for the reasons stated above. We also intend to target customers that already have lead acid or similar systems in place that are nearing the end of their cycle life or that will need additional storage capacity. Energy storage itself is not new for the utility companies and storage systems in the form of hydro-electric reservoirs that pump and release water to create energy, have been utilized in the industry for some time. However, use of these technologies requires significant capital and space resources. In light of the capacity constraints and aging infrastructure of electricity grids in the United States and many other countries, electricity can be delivered most efficiently by placing energy storage systems near customers with variable power demands and at substations closest to the areas of greatest electricity usage. The modular design of our systems also allows them to be portable and to be placed on the utility company’s energy grid at or near the energy user, or to be combined with other modules for large scale storage. According to The Electric Power Research Institute (EPRI) energy storage devices may be the most important element of power systems of the future1.

Benefits to Utility Companies

Distributed Energy Applications

Performance problems in electricity distribution grids vary in nature and severity. One way for a utility company to address deficiencies in the electricity grid is by using the back-up energy provided by energy storage systems to provide uninterrupted power supply. The term “distributed energy” generally refers to the deployment of energy generation and energy storage resources in the transmission and distribution networks of the electricity grid. These assets are sited past a bottleneck, the point of congestion, where they can provide a

1 Unless otherwise stated, all statements in this section are based on Chapter 2 of the EPRI-DOE Handbook on Energy Storage for Transmission and Distribution Applications, EPRI, Palo Alto, CA, and the U.S. Department of Energy, Washington, D.C. 2003, 1001834, available on www.EPRI.org.

source of energy to allow a “ride through” for the infrequent peak demands experienced by the system during the month or the season and thus allowing the utility to avoid or defer an expensive capital upgrade to its system until a later time when the increased demand becomes more regular. For electric utilities our products provide a means to augment the functionality and performance of the electricity grid on a localized and “as needed” basis. Typically, distributed energy solutions are deployed close to the customer base, at the utility substation level or at the lower voltage levels in the distribution network. This allows deployment of optimized equipment to address the local supply problem, rather than relying on large scale centralized solutions.

Capital deferment

We believe that increases in demand will necessitate expensive modernization and capacity upgrade programs for the infrastructure of aging electricity grids. These improvements will be needed to update utility company’s electricity grids around the country as a result of previous underinvestment in this utility grid sector. According to Edison Electric Institute estimates (Why Are Electricity Prices Increasing? — An Industry Wide Perspective, June 2006), “investor owned utilities plan to spend $29 billion in transmission infrastructure from 2004 to 2008”. This same report suggests that “a continued load growth will require continued expansion in distribution system capacity. If recent investment trends persist, distribution investment will average $14 billion per year over the next 10 years”. We believe that the use of our energy storage systems to store unused energy for use during peak times that would not otherwise be deliverable on the electricity grid, postpones the need for major capital expenditures by utility companies.

Load management

Utility companies attempt to even-out the on-demand supply of electricity from the energy transmission grid by the storage of electricity during low-load (low demand) periods, and the subsequent supply of stored electricity during high-load (high demand) periods. In the industry, these techniques are known as load shifting, peak shaving and peaking capacity. Our energy storage systems are designed to be used by utility companies to manage demand for energy in the above applications.

Power quality

Energy storage systems provide a means to alleviate or eliminate power quality problems by supplying power locally to either in-fill or compensate line disturbances on the utility (rather than the customer’s) side. The scale of the avoided costs provides an indicator of the potential value of using distributed energy systems in the grid to address power quality problems.

Benefits to “green power” energy providers

Renewable energy providers would use our products to store as much power as possible during times of peak generation. This energy is then re-sold or distributed at a later time as needed.

Typically, renewable energy sources such as wind and solar and hydro are interconnected to the utility company’s energy transmission grid for the subsequent purchase of this green power by customers. Alternatively, renewable generation is installed at customer sites, with arrangements to purchase excess power exported from the customer to the grid. Distributed energy storage enhances the value of the renewable resource by time-shifting the use of the energy and by reducing the fluctuation of power delivered to the grid.

Benefits to industrial and commercial users

Large factory and industrial operators that are energy intensive or energy users that rely on an uninterrupted power supply may utilize our products for both back up and power management. Industrial users also use energy storage systems to employ a technique known as demand charge management, to reduce the amount of energy drawn from utility companies during peak times.

Competition

Our business is subject to competition from companies with similar as well as dissimilar technologies and business philosophies. The competing technologies are in various stages of development or manufacture. We believe that our closest competitors based on needs of the user, are producers of lead acid batteries. Some of the companies that compete with us have far more capital and market exposure and have already attained some market penetration and acceptance in the United States and abroad. We have also been able to demonstrate our ability to manufacture a finished product by outsourcing certain parts of the manufacturing process and by utilizing specialized equipment of our own that have been configured for our systems. While we believe that our energy storage system competes on the basis of size, energy storage density, discharge rates and overall costs of ownership during the life cycle of the product, our products’ technology is new and there is no way to assess whether the energy industry will accept our products. Additionally, while the “per unit” energy storage capacity and life of our products is superior to these of lead acid technologies, our per unit cost is also higher. A detailed description of technologies that compete with ours is set forth below.

Competing Technologies

The Electricity Storage Association (ESA) identifies eleven specific energy storage technologies. Our summary below is based on the more detailed information available about these technologies on the ESA’s website at www.electricitystorage.org.

Lead-acid — Lead-acid is one of the oldest and most developed battery technologies. It is a low cost and popular choice for energy storage, but its suitability for energy management is very limited in applications that require deep discharge, long cycle life and longer term energy storage.

Compared to modern lead-acid battery technology, we believe the zinc-bromine battery provides superior technical performance at a significantly lower overall cost. We believe that our product has certain superior functionality characteristics over the leading lead acid technology of comparable 50kWh system, including:

	Zinc-Bromine	Lead-Acid

Discharge	Ability to discharge 100% of its power	Discharges approximately 65% of its power
Recharge	4 to 4 1/2 hours for full recharge	Up to 20 hours for full recharge
Cycle Life	2,000 full charge/deep discharge cycles, maintains some functionality after cycle life, requires replacement of battery stack components only	750 full charge/regular discharge cycles, almost no functionality at end of cycle life; requires complete field replacement
Composition	Plastic components (corrosion free, lower weight)	Lead (heavy weight, corrosion of grids)
Space Requirements	Less	Substantially more
Design Format	Modular	Not modular, requires large balance of plant
Environmental	Recyclable; zinc-bromine is a non-toxic, water based solution,	Contains lead; difficult to recycle and dispose of; toxicity issues,
Maintenance	Negligible, modular configuration allows easy replacement of parts	10%-15% (estimated) of capital cost per annum

Zinc Bromine — This technology uses two different electrolytes that flow past carbon-plastic composite electrodes in two compartments separated by a microporous polyolefin membrane. This is the technology that we utilize for our energy storage systems. We are not aware of any competitor who has successfully commercialized this technology.

Vanadium Redox — A flow battery that stores energy by use of vanadium redox, stored in sulfuric acid solutions.

Sodium Sulphur (NaS) — A battery consisting of molten liquid sulphur at the positive electrode and molten metallic sodium at the negative electrode, separated by a solid beta alumina ceramic electrolyte. The battery for this device must always be maintained at high temperatures of approximately 300° C to allow the process to occur.

Polysulfide Bromide (PSB) — A flow battery system based on a regenerative fuel cell technology that provides a reversible electrochemical reaction between two salt solution electrolytes (sodium bromide and sodium polysulphide).

Metal-Air — Potential high energy density and low cost battery, but electrical recharging is very difficult and is still in development.

Lithium Ion — also known as Li-ion, these batteries offer high energy density, high efficiency and a long cycle life. Li-ion is widely used in small portable markets, but high manufacturing cost presently prohibits large scale industrial applications.

Flywheels — These primarily consist of a massive rotating cylinder operating in a low vacuum environment to improve efficiency. The main use for flywheels is for short-term uninterruptible power supply (UPS) and aerospace applications. Large scale applications would require a flywheel “farm” approach.

Pumped Hydro Storage — Pumped hydro storage is not a battery device, but rather, uses two reservoirs to create a limited amount of energy on demand. During off peak hours water is pumped from the lower reservoir to the upper; the water flow is reversed to generate electricity. This method is widely used but characterized by long construction times and high capital expenditure and requires a large geographic area and water supply.

CAES — A peaking gas turbine power plant using compressed air stored in large underground caverns inside salt rocks.

Super Capacitor Storage — These are devices with high energy density. Large scale applications are still under development.

Intellectual Property

In 1994, ZBB Wisconsin acquired outright ownership of all of the intellectual property and, fixed assets associated with Johnson Controls, Inc.’s zinc-bromine battery development program. Our continued research and development activities have enabled us to develop a commercially available zinc bromine battery that operates in conjunction with a power grid. It has also successfully demonstrated a commercially available product that also operates on a stand-alone basis. We have invested a significant amount of capital and resources in developing the zinc bromine technology to its current, commercially viable level. In fiscal 2006 and 2007, we invested approximately $700,000 and $1,200,000, respectively, in research and development of our products. A total of approximately $39,000,000 has been invested directly by us on research since our inception as well as $11,000,000 invested by Johnson Controls and others on research prior to our acquisition of this business in 1994. Since we have not attained any material sales yet, none of these costs have been absorbed by our customers. We currently possess a number of United States, Australian and international patents.

We believe that we have sufficient documentation to demonstrate our ownership over all of our intellectual property. To date we have not received any claims for infringement of patent or intellectual property usage. In total there are more than 60 separate processes or designs within our consolidated company’s intellectual property portfolio, including 15 current patents and 4 patent applications.

A description of the current patented technologies, process number of patents and patent applications, along with the jurisdiction of patent application/grant is as follows:

		Date of Grant	Expiration
Description of Patents and Patent Applications	Jurisdiction(s)	or Application	Date

Issued Patents and patent applications
Battery Circulation System with improved four-way valve	Australia	June 20, 2003
Carbon Coating for an Electrode	United States	May 6, 1997	October 12, 2015
Compact Energy Storage System	Australia	November 26, 1998	May 21, 2016
	Japan	May 21, 1996	(pending)
	United States	March 11, 1997	May 23, 2015
Composite End Block for a Battery	United States	March 26, 1991	January 10, 2010
End Block Constructions for Batteries	United States	May 3, 1994	January 15, 2013
Friction Welded Battery Component	United States	July 31, 1990	September 20, 2008
Method of Electrode Reconditioning	Australia	November 5, 1998	June 4, 2016
	Japan	June 4, 1996	(pending)
	United States	July 22, 1997	June 7, 2015
Method of Joining Bipolar Battery Frames	United States	July 30, 1991	September 10, 2010
Spill and Leak Containment System for zinc bromine battery	Australia	February 2, 2004	May 3, 2019
	United States	July 17, 2001	May 4, 2019
Terminal Electrode	United States	September 15, 1990	June 30, 2009
Zinc Bromine Battery with Non-Flowing Electrolyte	Australia	July 2, 1996	July 2, 2016
	Japan	July 2, 2006	(pending)
	Malaysia	June 30, 2006	June 30, 2021
	United States	January 7, 1997	July 7, 2015

While we have not patented our flow channel technology, management believes that the technology is sufficiently difficult to develop and would require years of research to replicate. Our battery cell storage technology for example, is based, in part, on the alignment and precise placement of multiple plates in series, prior to welding. Our welding utilizes highly technical friction welding methods that require specific pressure settings, temperature settings, friction welding frequencies and amplitudes as well as proper use of materials. While the friction welding process is not patented by us, certain of the components are patented and we require persons and subcontractors who participate in this process to execute non-disclosure agreements. This process alone has taken us over 12 years to develop. To the extent possible, we also limit the information available to persons who work on this process. Therefore, we have elected not to file a patent for our flow channel technology at this time as we believe that the public disclosure of the details relating to this technology that would have to be made in connection with applying for such patent would be detrimental to the proprietary nature of our know-how and would provide potential competitors with insight into our technology and manufacturing processes. We believe that our continued in-house research and development relating to the zinc bromine technology will provide an on-going source of competitive advantage.

So far, we have not seen any competitor be successful in implementing the technologies necessary for manufacturing zinc bromine battery systems. If a competitor is able to discover this process lawfully and manufacture this product on a commercial level, we may be materially and adversely affected. Therefore, management revisits its patent application process from time to time and may in the future file one or more patents relating to our flow channel technology as well as other technologies that we develop if it determines that the risks of disclosure are outweighed by the risks of non-protection of the patent in question.

Sales and Marketing Strategy

We currently do not have a dedicated sales and marketing staff and our two senior executive officers have, to date, been responsible for our selling efforts . We are presently recruiting for a senior marketing executive to set future sales and product strategies, develop economic policies to show the value proposition of using our products and establish relationships with resellers. We may also engage independent consultants for this purpose. We expect to initially focus our sales efforts on utilities, large commercial and industrial customers and wind and other renewable energy companies. We do not believe that a distribution network is appropriate for the sale of our products to utility or renewable energy companies and we therefore deal directly with our customers and do not have a separate distribution network.

The technical characteristics of the F2500 flowing electrolyte zinc bromine battery make it a strong candidate for a wide range of energy markets. Some markets are well established and clearly defined, and others are still developing. Our strategy in reaching these markets is based on exceeding performance and cost thresholds of competing technologies. We plan to continue pursuing appropriate distribution and sales arrangements with suitably qualified channel partners with established operations capable of selling, installing and maintaining our products.

If we elect to commercialize our systems for commercial and home owner use, in addition to obtaining UL and ISO certification, we may be required to utilize services of distributors that sell to regional and national chain stores and home energy product re-sellers. We do not currently have any distribution relationships for our products. We do not intend to enter into any such arrangements or otherwise seek to pursue this long-term strategic objective until we have proven the viability of our system with public utilities and utility companies, obtained UL and ISO certification for our products, assessed whether there is adequate demand for our products in this market sector and accessed the necessary capital. There can be no assurance that we will ever be able to achieve this long-term strategic objective.

Eventually, once both UL and ISO certification for our products is obtained, and presuming that funds and resources will be available therefore, we intend to expand our market to chain stores and home energy supply stores for sale to retail customers. We have not yet made capital or resource commitments to this market and no assurance can be made that the Company will elect to sell to this market. Additionally, we have not established any relationships with distributors of energy products or resellers of home energy products.

Sources and Availability of Raw Materials

We have developed products composed of low-cost components and materials. We believe that our components are assembled using well-understood manufacturing concepts that require relatively low capital cost and are readily scaleable to achieve high quality reproducibility. With the exception of the electrolyte and microporous separator which are purchased, all other ZBB product components are either injection molded according to our proprietary designs or are standard off-the-shelf pieces. Currently, zinc and bromine, the elements used in our electrolyte, are widely available commodity minerals with numerous alternate suppliers.

We believe that the chemicals used in the electrolyte that we acquire are readily available and that the mixing of these substances in accordance with our specifications can be outsourced to various blending facilities. Currently, we outsource our electrolyte sorting and blending to a company in New Jersey, however, other blending facilities are also available in the United States. Similar basic chemical raw materials are secured from Israel by the blending company on our behalf, however, the ingredients that comprise our electrolyte are not rare substances and we believe that other suppliers are available.

To improve manufacturing process efficiency, we outsource all basic manufacturing processes, such as injection and rotational molding for elementary component parts, and the mixing of our zinc bromine electrolyte solution, and devote our production capacity to the proprietary “value added” manufacturing of the battery stacks. We have patented designs and own all molds for all of the major parts of our battery stacks and tanks. All companies to which we outsource our manufacturing work are subject to confidentiality agreements.

We have developed unique, and in several cases, proprietary process technology and equipment for high volume automated manufacturing of our battery products, the principal product components of which are electrodes, separators, flow frames and endblocks. The core manufacturing undertaken by us is the construction of hermetically sealed, leak proof battery stacks, which consist of nearly 100% plastic materials. The equipment and general techniques used by our manufacturers are generally well-known manufacturing techniques employed in several fields, including the automotive industry, and we believe that alternative sources of manufacturing are available.

Other Products in Development

We have also used our zinc bromine and manufacturing technologies to develop a non-flow battery product that, unlike the F2500, does not require a circulating electrolyte system. This non-flow battery product is known as the N-F800 battery. The N-F800 provides less power and is much simpler in its construction as it does not require the electrolyte storage and circulation systems of the F2500.

Prototypes of the NF-800 currently on life cycle tests have passed the 3,000 cycle mark and still achieve total return energy efficiency of over 70%. However, sales of a viable commercial product require further refinements in the manufacture and design of this product. This battery is designed for use in small electric vehicles such as golf carts, materials handling equipment, wheel chairs, electric scooters and lawn mowers and in other applications such as telecommunication applications.

We are not marketing this product as we have elected to allocate our resources towards the manufacture and sale of our F2500 flow batteries. We are currently reviewing strategic alternatives to commercialize the N-F800 battery.

Employees

We currently have an aggregate of 26 full time employees in the U.S., and 5 full time and 2 part time employees in Australia.

Recent Developments

In fiscal 2005, we entered into a sales contract for approximately $1.8 million to provide four 500kWh energy storage systems to our first commercial customer, the California Energy Commission. The California Energy Commission purchased our energy storage system to demonstrate the efficiency and reliability benefits of our systems. We delivered the first two of these systems to the San Ramon, California test facility of PG&E in February 2006 and May 2007. Assuming these initial installed systems continue to perform satisfactorily, we expect to deliver two additional systems before June 2008.

In October of 2006, we participated in an Australian government-led trade mission to the Peoples’ Republic of China, known as the “Renewable Energy and Energy Efficiency Business Mission to China.” This mission was formed as a result of a partnership between various governments to investigate methods and the technologies that can reduce the greenhouse effect and global warming. During this mission, members of management discussed the use of the company’s products; however, no specific contract for the acquisition of our products has been secured. Management believes, however, that any prospective purchaser in China would request the acquisition of a full 2MWh for testing purposes prior to entering into a joint venture with us.

On June 29, 2007, ZBB Technologies Ltd, our subsidiary based in Western Australia, and the Commonwealth of Australia by and acting through the Department of Environment and Water Resources, entered into an agreement for project funding under the Advanced Electricity Storage Technologies program, whereby, among other things, the Department of Environment and Water Resources has agreed to provide funding to ZBB Technologies Ltd. for the development and delivery of an energy storage system that will be used to store and supply renewable energy generated from photovoltaic solar panels and wind turbines already operational at the Commonwealth Scientific and Industrial Research Organization’s Newcastle Energy Centre in New South Wales. This agreement provides for a three year term under which the Commonwealth of Australia will provide $2.6 million (A$3.1 million) in project funding over several periods, totaling $1.35 million in year one, $1.01 million in year two and $0.24 million in year three, as certain development progress “milestones” are met by ZBB Technologies, Ltd to the satisfaction of the Commonwealth of Australia.

RISK FACTORS

You should carefully consider the risks described below in conjunction with our forward looking statement related risks as set forth in the beginning of this report, as well as the other information in this report, when evaluating our business and future prospects. Should any of the following risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and investors could lose all or a portion of the value of their investment in our common stock.

Risks Associated with Our Company

We have incurred losses and anticipate to incur continuing losses.

As of the year ended June 30, 2007 we had an accumulated deficit of $26.8 million. We have not achieved profitability in any quarter since our formation and expect to continue to incur net losses until we can generate sufficient revenue to cover our costs, which is not expected to occur for the next 12 to 18 months. We anticipate that we will continue to incur losses until we can produce and sell a sufficient number of our systems to be profitable. However, we cannot predict when we will operate profitably, if ever. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

Until 2004, we were primarily a research and development company with no commercial sales.

For more than 10 years prior to our first and only commercial energy storage system installation in February 2006, our business and that of our predecessor was limited to engaging in research and development to develop an energy storage system based on zinc bromine technology. Accordingly, there is no historic basis from which you may assess whether we will ever be successful in producing acceptable energy storage systems at commercially viable prices or otherwise commercializing our products and achieving our business plans. There is also no way to predict the level of market acceptance for our products. We also do not have any significant experience in procuring or negotiating contracts with utility or other customers.

We have made only one direct sale of our energy storage system and there can be no assurance that we will be able to make additional sales to such customer or other potential purchasers.

With the exception of the single contract for our systems to be sold to the California Energy Commission, we have not sold our energy storage systems to any other utility company or other customer. There can be no assurance that our initial system being tested will operate satisfactorily or that we will be able to effect sales of our energy storage systems to any other customers.

Our ability to sell our energy storage systems to California Energy Commission and other utility companies will be materially and adversely affected if our only installed system fails to perform satisfactorily or otherwise meet performance specifications.

We have installed only two of four 500kWh systems at the Pacific Gas & Electric facility for evaluation by the California Energy Commission. If our initially installed systems fail to perform properly or otherwise meet performance specifications, the remaining two energy storage systems may not be installed. Even if we are able to complete the installation of all four systems, if any one of them fails to perform satisfactorily or otherwise meet our customer’s performance specifications, our ability to sell further energy storage systems to the California Energy Commission or our systems to any other prospective customer will be materially and adversely affected. Any problem or perceived problem with our field evaluations could materially harm our reputation and impair market acceptance of, and demand for, our products. In addition, even if the four systems operate satisfactorily, there is no assurance that the California Energy Commission will order additional energy storage systems.

Our initial customer focus, namely, utilities and renewable energy companies, are generally slow to react to new technologies or make substantial financial commitments.

During the last two years we have focused our sales efforts for our energy storage systems on utility companies throughout the United States and Australia. These types of potential customers are generally slow to adopt new technologies, are very cost conscious and are characterized by long purchasing cycles. In addition, new or competing technologies, some of which are already in use or are currently being evaluated by the utility companies, could further discourage them from purchasing our energy storage systems.

The market for our products is new and evolving and a viable market may never develop or may take longer to develop than we anticipate.

Our energy storage systems represent an emerging market, and we do not know the extent to which our targeted customers will want to purchase them. Additionally, our new systems will have to compete with technologies already in use. There is no industry based historical financial data to determine whether we will be successful in achieving our anticipated sales. The development of a viable market for our products may be impacted by many factors which are out of our control, including:

•	customer reluctance to try a new product;

•	the existence and emergence of newer, more competitive technologies and products; and

•	cost competitiveness of our products.

If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products and may be unable to achieve profitability.

Undetected and unanticipated defects in our energy storage systems could increase our costs and harm our reputation.

Our energy storage systems have only recently been employed in limited commercial applications. In the light of the limited operating history, our systems may malfunction or fail as a result of undetected or unanticipated defects. Should these new technologies and components fail to perform in accordance with contractual requirements, it could significantly increase our operating costs, harm our reputation and adversely affect our future sales.

We will be required to regularly devote capital to updating, refining and expanding our energy storage systems technology and there is no assurance that we will be able to make improvements to remain competitive with new technologies.

Our existing and potential customers (as well as our competitors) will consider and continue to evaluate the reliability, functionality, cost and serviceability of our products. This will require us to continuously devote capital to research and develop new technologies and products. There is no assurance that we will have capital available to develop these improvements and products. To the extent that capital is allocated towards research and development, our sales and marketing efforts will likely be reduced. There is also no assurance that we will be able to meet the increasingly higher standards of desired performance or be able to improve the necessary level or with the required speed to meet new competitive threats.

Our products must compete against both existing and newly developed technologies.

Our target customers that employ energy storage systems now rely on conventional technologies, primarily lead-acid and nickel-cadmium storage systems. Our zinc-bromine flow technology is new and lacks the years of commercial use and market acceptance of these existing technologies and their familiarity to present and prospective users of energy storage systems. We must prove that our zinc-bromine based products are superior to these existing technologies in terms of cost and performance. There is no certainty that we can ever do so successfully or that we can achieve these goals in the time frame necessary for us to achieve our business plan. In addition, there are a number of companies that are developing energy storage technologies, delivery and regulating products that may compete with our products.

We face competition from larger, more well-established companies.

Many of our competitors are much larger than we are, have significantly greater capital resources, have proven products and technologies, have already developed relationships with utility and renewable energy companies and, may have the manufacturing, marketing and sales capabilities to complete research, development and commercialization of commercially viable energy storage products more quickly and effectively than we can.

We have no experience manufacturing our products on a large-scale basis and may be unable to do so at our current facility.

To date, we have achieved only very limited production of our energy storage systems and have no experience manufacturing our products on a large-scale basis. In February 2006 we acquired a building we were previously leasing in Menomonee Falls, Wisconsin which provides up to 72,000 square feet for use as a manufacturing facility. This facility is currently producing at 20% of its expected capacity after our allocation of certain proceeds of our recent United States initial public offering to fully staff and equip it. However, we do not know whether our current manufacturing facility, even if operating at full capacity, will be adequate to enable us to produce the energy storage systems in sufficient quantities to meet hoped for future orders. If we have to relocate our production facility or obtain an additional facility, it could put a significant strain on our liquidity and capital resources. If there is demand for our products, our inability to manufacture a sufficient number of units on a timely basis would have a material adverse effect on our business prospects, financial condition and results of operations.

Our ability to increase our operations may be limited due to infrastructure constraints.

To the extent that we make sales to such customers, they may elect to acquire our products in bulk in order to make the best use of these products. No assurance can be made that we will be able to make timely deliveries of products to these target customers, even if we increase our manufacturing capacity. In the event that we are able to obtain orders for our products in significant amounts, this potential rapid change could place a significant strain on our senior management team, infrastructure and other resources. In such event, we will be required to make significant investments in additional personnel as well as in our engineering, logistics, financial and management information systems, and motivate and effectively manage our employees. We could be adversely affected if we experience growth that we are unable to manage.

We may be unable to establish or maintain relationships with resellers for the distribution of our products.

Our success depends in part on our ability to create and maintain relationships with qualified resellers and joint venture partners that have access to the utility and renewable energy industry sectors or that have access to retail supply stores that sell home energy products. If we are unable to identify and enter into satisfactory agreements with resellers or to maintain our existing reseller relationships, we will not be able to achieve the level of sales in our business plan on schedule or at all. We are also relying on the existing joint venture in China to assist with our sales goals under our business plan. If the joint venture with our Chinese partner is abandoned for any reason, our ability to achieve those sales goals will be adversely affected.

Our long-term business goal of achieving commercial sales to the private sector may never be achieved, and is subject to significant potential risk.

Our long-term strategic goals include the expansion of our customer base beyond public utilities and utility companies, so as to enable us to ultimately produce and sell energy storage systems to the private sector of the economy, including businesses and residential customers who want to possess an alternative energy system for their homes. In order to penetrate this potential commercial and residential market, we will have to overcome significant barriers to entry, including:

•	initially demonstrating the commercial viability of our energy storage systems to the utility segment of the market;

•	obtaining UL certification from Underwriters Laboratories Inc. and ISO certifications to facilitate the sale of our energy storage systems to the commercial and residential markets;

•	determining whether there is sufficient potential customer demand for our energy storage system to make this effort commercially viable;

•	accessing significant additional capital to expand our production and purchasing capabilities and advertise our systems;

•	re-engineering our system for anticipated smaller power usage by business and individual consumers;

•	establishing a distribution network and relationship with resellers of home energy products; and

•	achieving consumer acceptance of our products.

There is no assurance that we will ever be able to produce or sell any energy storage systems to this potential market segment or, if any such sales are made, that they will be profitable to us or that we will ever achieve this element of our strategic business plan. In addition, we anticipate that we will be required to make a substantial capital investment (the amount of which cannot be ascertained at this time) to access the commercial and residential markets. If we fail to achieve sufficient penetration of this market, it will likely have a material adverse effect upon our capital resources, potential profitability and future business.

We may not be able to protect important intellectual property.

Certain parts of our technologies were acquired from Johnson Controls and were first developed in the 1980s. To date, we have been granted a total of 15 patents and have an additional four patent applications pending. Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, systems designs and manufacturing processes and those patents that we have secured. We rely on patents, trademarks, trade secrets and certain policies and procedures related to confidentiality to protect our intellectual property. We do not know whether any of our pending patent applications in the United States or abroad will issue or, if issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated in one or more countries.

We could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Moreover, patent applications filed in foreign countries are subject to laws, rules and procedures that in some cases are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce.

A portion of our core technology is protected only as a trade secret and not under patent law. If we lose that trade secret protection we could be significantly harmed.

We have not applied for any patents to protect aspects of our core technology because management believed that the benefits of patent protection would be outweighed by the risk that the disclosure of the processes and know-how underlying the technology would enable competitors to use or modify this technology for their own uses. We believe that we have taken adequate measures to protect our trade secrets, including the use of confidentiality agreements; however, despite these measures it is possible for competitors to independently develop such information. Accordingly, we may not be able to prevent others from utilizing this technology and to receive any revenues through licensing fees.

Additionally, because we have not applied for patent protection for certain crucial parts of our technology, if our technology, competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use such patents on acceptable terms, if at all.

Our future sales and growth will be harmed if we are unable to attract or retain key personnel, particularly, and without limitation, for research and development and sales.

Our future success will depend, in part, on our ability to attract and retain additional qualified management, sales and technical personnel. We currently have only one executive dedicated to sales and have a small scientific team. We do not know whether we will be successful in hiring or retaining qualified personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, would materially and adversely affect our ability to achieve our business plan.

We face risks associated with our plans to market, distribute and service our products internationally.

We intend to initially market, distribute and service our products in North America, Australia, China and Europe. We have limited experience developing and no experience manufacturing our products to comply with the commercial and legal requirements of markets other than Australia and the United States. Our success in international markets will depend, in part, on our ability and that of our partners to secure relationships with foreign joint venture partners and distributors, and our ability to manufacture products that meet foreign regulatory and commercial requirements.

We face risks associated with doing business in foreign markets.

We intend to enter into distribution and sub-manufacturing and assembly contracts with local partners in Asia and in Europe, for the partial manufacturing, assembly, sales and marketing of our products for those specific regions. These contracts will be subject to the laws of the specific region,. We have no experience in doing business in these areas of the world and we may experience potential difficulties entering into acceptable business arrangements, enforcing contractual obligations of the other parties, or protecting our intellectual property rights. We may also be exposed to additional risks in doing business in foreign markets, which include but are not limited to:

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	cultural and language differences;

•	an inadequate banking system;

•	restrictions on the repatriation of profits or payment of dividends;

•	accounting issues, such as reconciling foreign accounting rules with the United States generally accepted accounting principles;

•	nationalization or expropriation of property;

•	law enforcement authorities and courts that are inexperienced in commercial matters; and

•	deterioration of political relations with the United States.

We face a number of risks relating to our joint venture in the People’s Republic of China

Our joint venture in China involves specific risks, including internal and international political risks, evolving national economic policies as well as financial accounting standards, expatriation and the potential for a reversal in economic conditions. For example,

•	if China does not continue its policy of economic reforms, it could, among other things, adversely affect potential sales of our products in China;

•	if relations between the United States and China deteriorate, it could make our doing business in China significantly less attractive;

•	any devaluation of currencies used in China could negatively impact potential revenues from China or the cost of doing business in China;

•	we may not be able to enforce our rights within China or elsewhere, which could result in a significant loss of business, business opportunities or capital;

•	many industries in China are subject to government regulations that limit or prohibit foreign investment or the purchase of products from a United States company;

•	if the United States imposes trade sanctions on China due to its current currency policies, our ability to succeed in this market may be diminished; and

•	fluctuations in the exchange rate between the Chinese currency and the United States dollar could adversely affect our sales in that market.

Sales of our common stock may have an adverse effect on the market price of our common stock.

On August 14, 2007 we filed a registration statement for resale under the Securities Act of 1933 as amended, of 702,537 shares of common stock, all of which are currently outstanding. In aggregate there are a total 10,512,283 shares outstanding as of October 2, 2007, which includes 3,333,333 shares of our common stock we sold in connection with our initial United States public offering and 705,882 shares sold in March 2005 in our Australian public offering. These shares are all available for immediate resale. The sale of these shares may have an adverse effect on the market price for our common stock.

As of October 2, 2007 there are 460,611 options issued and outstanding under the various option plans, including the 1998 KESOP and ODSOP, and the 2002 and 2005 Stock Option Schemes. In addition there are 365,823 warrants issued and outstanding for consulting and financing services as part of the 2006 and 2007 capital raising activities.

The exercise of options and warrants at prices below market price of our common stock could adversely affect the price of our common stock and on our ability to obtain future public financing. Additional dilution may result from the issuance of shares of our capital stock in connection with these warrant and options or shares issued in connection with financing or other share for service arrangements.

The sale of any of the shares owned by a major stockholder may have an adverse effect on the market price of our common stock.

In June 2007, GLG Partners LP, an international asset management company that manages a variety of hedge funds in Europe and the United States, purchased in our initial United States public offering, for $10.0 million, 1,666,666 of our shares, representing 50% of the 3,333,333 shares sold. As a result, GLG Partners and its affiliated funds own approximately 16% of our outstanding common stock. The resale, or even the possibility of sale by GLG Partners, of such 1,666,666 shares is likely to have an adverse effect on the market price for our securities and on our ability to obtain future public financing.

If our common stock is de-listed from the AMEX, the common stock will become less liquid.

Our shares were approved for listing on the American Stock Exchange (the “AMEX”) as of June 15, 2007, the effective date of our underwritten initial US public offering. We are required to comply with all reporting and listing requirements on a timely manner and maintain our corporate governance and independent director standards. If the AMEX delists our common stock from trading if we fail to satisfy their ongoing listing requirements including, without limitation, corporate governance, financial condition, and financial reporting rules and minimum price and market capitalization rules, we will be adversely affected and our stock will become less liquid. There can be no assurance that our securities will remain eligible for trading on the AMEX. If our common stock is not listed on the AMEX or is delisted, our stockholders would not be able to sell the common stock on the AMEX, and their ability to sell any of their common stock would be severely if not completely limited. Additionally, if we lose our listing on the AMEX our ability to raise capital or to make acquisitions in the future may be adversely affected.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Form 10KSB Annual Report and the documents we incorporate by reference in this Annual Report contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” “would” and similar expressions may be forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including the factors referred to above under the caption “Risk Factors.” These important factors include the factors that we identify in the documents we incorporate by reference in this Form 10KSB Annual Report. You should read these factors and the other cautionary statements made in this Form 10KSB Annual Reportand in the documents we incorporate by reference as being applicable to all related forward-looking statements wherever they appear in this Form 10KSB Annual Report and in the documents incorporated by reference. We do not assume any obligation to update any forward-looking statements made by us.

Item 2.	Description of Property.

Wisconsin U.S.A. Property

In February 2006 ZBB Energy Corporation acquired the property on which its manufacturing facility is located at N93 W14475 Whittaker Way, Menomonee Falls, Wisconsin. The company has occupied a portion of this space since 2002 pursuant to a sub-lease arrangement and acquired the property in February 2006 for $2.2 million pursuant to a land purchase option with the owner. The appraised fair market value of this property at the time of acquisition was $2.4 million dollars. In connection with the purchase of this property, the company incurred mortgage indebtedness from Investors Bank in Milwaukee in the amount of $1.8 million dollars and is currently in negotioations to convert the indebtedness into a long-term loan guaranteed in part by the US Small Business Administration.

The property is approximately 3.4 acres and has a facility with approximately 72,000 square feet of rentable manufacturing space, of which the company occupied approximately 35,000 square feet at the time of its acquisition. This property is used to house our U.S. production, assembly and administration headquarters. We intend to apply approximately $3,750,000 from the proceeds of the June 2007 public offering towards the acquisition of machinery and equipment that will increase manufacturing capacity to up to 65MWh annually. The existing facility in Menomonee Falls is suitable to accommodate further expansion of capacity to at least 100MWh annually.

Bibra Lake, Western Australia (Leasehold)

In 2001 our Australian subsidiary, moved into new, leased, self-contained research and development facilities in Bibra Lake, Western Australia after previously occupying sub-leased laboratory and workshop facilities. This facility also provides the engineering support for Australian and South East Asia sales as well as a marketing base for the company in this region. This facility is owned by a four person partnership of which three of our directors, Richard Payne, Robert Parry and Geoffrey Hann are partners. The current rental is $49,875 (A$66,500) per annum, subject to annual CPI adjustments and which was based on a rental valuation obtained in November 2006 by an independent certified real estate appraisal company. In October of 2006, ZBB Technologies, Ltd exercised its option to renew the lease for five years, expiring on October 31, 2011.

Investment Policies

We do not invest in real property for capital gain or income and we acquired our properties primarily for use by us in connection with our business.

Item 3.	Legal Proceedings.

On July 23,2007, Thomas G. Folliard, a former director of the Company who last served in a board meeting in August of 2006, filed suit against the company for outstanding compensation as a director of $75,000 (Case No. 07-CV-2006, State of Wisconsin, Milwaukee County Circuit Court). While we have accrued for certain fees to Mr. Folliard, we believe that Mr. Folliard’s claim is without merit.

Other than the foregoing, there are no pending legal proceedings against us.

Item 4.	Submission of Matters to a Vote of Security Holders.

The company has not submitted any matters to a vote of security holders in the 4th quarter of 2007 or thereafter.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The company completed a public offering on the Australian Stock Exchange (the ASX) in March of 2005. As we are not incorporated in Australia, we issued securities known as CHESS Depository Interests (or CDIs) in the form of CHESS Units of Foreign Securities (or CUFS) representing a beneficial interest in shares of common stock and options which trade separately. The CUFS were held by CHESS Depository Nominees Pty Limited, a wholly owned subsidiary of ASTC Settlement and Transfer Corporation Pty Limited, which is in turn a wholly owned subsidiary of ASX. While the shares of common stock and the options were quoted on ASX, trades were settled in CHESS by the delivery of CUFSs. Holders of CUFS are entitled to all the economic benefits of the underlying shares of common stock and the options, as though they were the holders of the legal title.

Our securities traded on the ASX from March 2005 to August 9, 2007 when they were delisted in connection with our United States public offering. Since June 18, 2007 our common stock has been trading on the American Stock Exchange under the symbol “ZBB”. On October 2, 2007 the closing price of our common stock, as traded on the American Stock Exchange was $3.50 per share.

The following table sets forth the high and low sales prices: (a) for the CUFSs representing common stock on the ASX for the periods indicated and reflect U.S. Dollar equivalent prices, and (b) for our common stock as traded on the American Stock Exchange since June 18, 2007. These prices represent high and low closing prices without retail markups, markdowns or commissions. Investors should not rely on historical stock price performance as an indication of future price performance.

Period	High	Low

2007
June 18, 2007 to October 2, 2007	$6.15	$3.27
March — June 18, 2007	$5.44	$4.25
January — March	$4.76	$2.99
2006
October — December	$3.19	$2.42
July — September	$2.42	$1.79
April — June	$3.57	$1.91
January — March	$3.95	$2.55
2005
October — December	$4.85	$2.30
July — September	$5.87	$3.06
March — June	$5.48	$2.81

Shareholders

As of September 15, 2007, there were 1,350 holders of record of our common stock. 1,666,666 shares of our common stock are owned by one stockholder and a significant number of shares of our common stock are held in either nominee name or street name brokerage accounts.

Dividends

We have never paid cash dividends or distributions to our equity owners. We do not expect to pay cash dividends on our common stock, but instead, intend to utilize available cash to support the development and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including but not limited to, future operating results, capital requirements, financial condition and the terms of any credit facility or other financing arrangements we may obtain or enter into, future prospects and in other factors our Board of Directors may deem relevant at the time such payment is considered. There is no assurance that we will be able or will desire to pay dividends in the near future or, if dividends are paid, in what amount.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Equity Compensation Plan

The following table presents information as of June 30, 2007 with respect to compensation plans under which equity securities were authorized for issuance, including the 1998 Key Employee Stock Option Plan, the 1998 Outside Directors Stock Option Plan, the 2002 Stock Option Plan and 2005 Employee Option Scheme.

			Number of Securities
			Remaining Available for
			Future Issuances
	Number of Securities		Under Equity
	to be Issued	Weighted- Average	Compensation Plans
	Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by securityholders	250,000	3.82	274,546
Equity compensation plans not approved by securityholders	210,611	$5.78	193,213
Total	460,611	$4.81	467,759

Other than as set forth above, we do not have any stock option, bonus, profit sharing, pension or similar plan. However, we may adopt such a plan in the future to attract and retain members of management or key employees.

Recent Sales of Unregistered Securities

NOTE:  The information set forth below reflects the recently completed 1-for 17 reverse stock split effected as of June 15, 2007.

On February 28, 2006 we borrowed $1,000,000 from Montgomery Capital Partners L.P., and entered into a convertible loan and warrant agreement (the “Montgomery Loan”). Interest on this loan accrued at 10% per annum, compounded monthly, and was payable in full on the earliest to occur of the consummation by us of any major financing (such as our underwritten United States public offering), a default, or February 28, 2008. Outstanding principal and interest on this loan was convertible by Montgomery Capital in whole or in part from time to time, into shares of our common stock. Between February and September of 2006, Montgomery Capital converted approximately $110,000 of the Montgomery Loan into 60,528 shares of our common stock.

Montgomery Capital Partners L.P. was repaid all principal and interest and repayment premiums of the Montgomery Loan in early July 2007, consisting of $1,192,918 and 202,674 restricted shares of common stock as part of the repayment provisions on this loan. In addition, Montgomery Capital elected to exercise all of their warrants in exchange for 63,263 restricted shares of common stock. All 265,937 shares of our common stock issued to them are in the process of being registered as part of the selling shareholders registration that was filed in August 2007.

On June 22, 2006 we entered into a Note Purchase Agreement with Bushido Capital Master Fund, L.P., ABS SOS-Plus Partners, Ltd and Pierce Diversified Strategy Master Fund, (the “Bushido Lenders”) pursuant to which we issued an aggregate of $2,226,667 face amount of secured, promissory notes at a 25% original issue discount and warrants to purchase our common stock (the “Bushido Warrants”) to the Bushido Lenders. On June 15, 2007, prior to the June 20, 2007 completion of our initial United States public offering, we received a notice of cashless exercise from Bushido Capital Master Fund, L.P. and Pierce Diversified Strategy Master Fund, L.P. resulting in the issuance to them of 110,628 shares each, and we also received a “cash exercise” notice from ABS SOS-Plus Partners, Ltd. for all 436,600 shares underlying their warrant with proceeds to the Company from such exercise of $1,113,300. We have agreed, in settlement of a dispute with the Bushido Lenders, to repay the Bushido Loan prior to June 2008, to cancel all registration rights under our previous registration rights agreement with the parties, to enter into an agreement with ABS SOS-Plus Partners, Ltd. to file a registration statement with respect to their 436,600 shares on or before September 15, 2007 (filed August 14, 2007), and to obtain effectiveness of such registration statement with respect to their shares on or before October 31, 2007 (or require the Company to either purchase 185,555 shares back at $6.00 per share, or pay $1,500 per day penalty until the registration is declared effective by the SEC). Pursuant to this agreement, on August 8, 2007 we paid $2,226,667 to the Bushido lenders for payment of principal and interest in full.

Between April and September of 2006 we issued $1,187,500 of convertible promissory notes to 26 accredited investors in a private placement transaction for which Empire Financial Group, one of the managing underwriters in this offering, acted as placement agent (the “Empire Notes”). The Empire Notes accrued interest 15% per annum and became due on the earlier of April 15, 2007 (extended to June 30, 2007) or the closing of an equity based offering. Each lender has the right to receive payment in full along with a warrant to purchase such number of shares of common stock equal to 50% of the principal amount of the Note at an exercise price equal to 120% of the equity offering price. Alternatively, each lender had the right to convert the principal and interest owed under the Empire Note into common stock at a conversion price equal to 50% of the equity offering price without receiving any warrants. Empire Financial Group received a placement fee of $118,750 and warrants to purchase 120,023 shares, at an exercise price of $3.23 per share and expiring on September 30, 2011, in connection with the sale of the Empire Notes.

We believe that this transaction was exempt from the registration requirements Section 4(2) of the Securities Act of 1933 and Regulation D in that the purchasers of the Empire Notes are all accredited and sophisticated and that no public solicitation was made with respect to this sale or any conversion of the Empire Notes. All of these notes have been converted into common stock between July and October 2007. The shares issued were as follows:

	Principal
	Amount	Underlying
Name	of Note	Shares***

Arthur A. Arnold, Jr.	$37,500	14,360
Atlas Industries, Ltd.	$25,000	9,737
Michael Bailey	$25,000	9,799
Ron Berg	$12,500	4,735
Ron Berg	$12,500	4,662
Joseph & Daum Bridson	$25,000	9,803
Edward Cohen	$50,000	19,379
PFSI F/B/O Edward Cohen IRA	$25,000	9,566
Des Cumings, Jr.	$25,000	9,799
Stephen John Dempsey	$50,000	19,612
Denzyl Dinsmore	$50,000	19,427
The Frank Sica Trust	$12,500	4,735
Donald Heath	$12,500	4,735
Brian Morgan	$50,000	19,434
Pamela C. Ohab Sep. IRA	$25,000	9,635
Warrick Oliver	$25,000	9,799
Ryan Foundation	$25,000	9,635
Geoffrey and Julie Rogers	$25,000	9,833
Nigel Roth	$50,000	19,434
Havemeister family	$250,000	97,066
Shane Scott	$25,000	9,713
James Skalko	$25,000	9,803
Eno Williams	$25,000	9,803
Cormac O’Connell	$100,000	39,196
Brian Gregory	$25,000	9,775
Robert L. Simon	$25,000	9,323
CIP FF & E Wilshire Trust, Marvin Goodson, Trustee	$150,000	55,938

***	Principal plus accrued interest, at a 50% discount to the IPO price of $6.00.

We issued an additional $2,072,500 in convertible notes beginning October 2006 to three funds, which are identical to the Empire Notes in all material respects. The Company believes that, among other exemptions that may be available, the issuance of the October Notes and shares upon conversion of portions thereof, was exempt from the registration requirements Section 4(2) of the Securities Act of 1933 and Regulation S and Regulation D in that the transaction was not in the United States and the lenders were not, to the Company’s knowledge, domiciled in the United States and that no public solicitation was made with respect to this sale. The three investors in this offering, the initial principal amount of notes acquired and the number of shares issued to each such holder of notes are as follows:

	Principal
	Amount	Underlying
Name	of Note	Shares***

Hornet Renewable Energy Fund	$300,000	110,397
New Energy Fund LP	$200,000	73,872
Baytree Holdings Limited	$1,572,500	352,659

***	Principal plus accrued interest, at a 50% discount to the IPO price of $6.00.

As of October 3, 2007 all principal and interest on the October 2006 Notes were either repaid or converted including $1,516,250 principal plus accrued interest, were converted into an aggregate of 536,928 shares of our common stock with $556,250 of principal amount of notes and interest repaid. All of these shares issued will become eligible for re-sale pursuant to the limitations of Rule 144 after October 2007.

We allocated substantially all of the net proceeds from the above sales of unregistered securities towards our working capital.

In July 2006, we sold to the individual members of 41 Broadway Associates a total of 294,118 of our shares for $3.40 per share, or $1,000,000 in the aggregate. The purchase price for these shares was evidenced by individual 4% promissory notes of each of the members of 41 Broadway Associates payable in equal annual installments over 5 years. In addition, we paid one of the members of 41 Broadway Associates $100,000 for previous services rendered to us and agreed to extend the term of our consulting agreement with 41 Broadway Associates and its members through December 31, 2010, at a consulting fee of $200,000 per annum, payable quarterly. None of the six members of 41 Broadway Associates are affiliated with each other or were or are officers, directors or otherwise affiliated with our company. None of the members of 41 Broadway Associates beneficially own 5% or more of our shares. We believe that this sale of shares to 41 Broadway was exempt pursuant to Section 4(2) of the Securities Act and under as amended.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE F-1. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN THIS FORM 10K-SB AND IN OUR OTHER FILINGS WITH THE SEC. SEE “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.”

Overview

Since our inception in 1981, and through 2004, we have been a research and development company with little or no revenues. We have historically funded our operations primarily through debt and equity financings, government grants and joint ventures.

On June 18, 2007, in connection with our initial United States public offering of 3,333,333 shares of our common stock at an initial offering price of $6.00 per share, our shares of common stock began trading on the

American Stock Exchange and we delisted our CUFS from trading on the Australian Stock Exchange effective as of August 9, 2007.

Our production capacity remains limited even after completion of our United States public offering and we have only recently commenced implementation of our buseness plan including the recent repayment of certain indebtedness and securing our government grant in Australia. Our business model involves marketing primarily to large utility companies and renewable energy customers. In order for these customers to make the most efficient use of our products in their electricity production and delivery operations, they would likely purchase our energy storage systems in quantities that could exceed our current production capacity. If our sales are successful, we may be required to get additional financing to meet demand.

Our products reflect a new technology that has not yet attained market acceptance. Additionally, we intend to compete primarily with the existing lead-acid storage system technologies which have attained market acceptance.

We do not believe that historic performance, trend, financial ratios or industry benchmarks are useful for analysis of our financial condition. This is due to the transitional nature of the Company as we evolve from a research and development entity into a commercial manufacturer of energy storage systems.

We have recently implemented performance reviews and detailed individual objectives for existing employees and initiated for new employees during their first year. We are also in the process of developing standards and detailed performance objectives that can be reviewed and used as a tool for reviewing individuals and overall performance of our business.

Results of Operations

Year ended June 30, 2007 as compared to the year ended June 30, 2006:

Revenue and Other income:

Our revenues for the year ended June 30, 2007 were $583,819 which reflected an increase of $43,420 from $540,399 for the year ended June 30, 2006. This increase was primarily attributable to $57,012 from our contract with the California Energy Commission, and a reduction of $13,592 in other revenues. Revenues include estimates based on the percentage-of-completion method of accounting for long-term contracts.

Other income for the year ended June 30, 2007 was $118,290, which reflected a decrease of $58,810 from $177,100 for the year ended June 30, 2006.

This decrease in other income resulted from $160,000 in “income from lease termination agreement” included in the year ended June 30, 2006 offset by increases for the year ended June 30, 2007 including $47,655 increase in rental income paid to us by tenants in our Wisconsin property; and $57,822 in interest income which reflects a $53,535 increase for the year ended June 30, 2007, up from $4,287 in the comparable year in 2006. The higher interest income for the year ended June 2007 was attributable to the interest earned on a promissory note receivable and proceeds from the June 20, 2007 public offering closing settlement.

We expect rental income to decrease in future periods as the facility in Wisconsin is expanded into commercial manufacturing and distribution activites. Interest income is expected to significantly increase in future periods resulting from the short-term investment of the proceeds from the public offering of June 20, 2007.

Cost and Expenses and Other expense:

Total operating expenses for the year ended June 30, 2007 were $4,840,110, which represents an increase of $1,786,991 from expenses of $3,053,119 the year ended June 30, 2006.

The total operating expense increase was due to increases of $24,036 in cost of contracts (see below); selling, general and administrative expense of $1,441,455 (see below); research and development cost increases of $572,105 (see below); depreciation increases of $109,306 (primarily due to the purchase of the Wisconsin facility and equipment); and decreases in other operating costs of $2,661 and a decrease of $357,250 from the “accrued loss on contract” which was accrued during the year ended June 30, 2006.

Other expenses for the year ended June 30, 2007 were $5,471,731, which represents an increase of $4,872,959 from expenses of $598,772 in the year ended June 30, 2006.

The increase in other expenses was primarily due to the significant financing costs during the year and leading up to the initial US public offering which closed on June 20, 2007. These costs included $910,096 in interest expense (see below), $583,258 in amortization of deferred financing fees, $3,133,665 in finance charges (including $1,430,000 in amortization of beneficial conversion benefits on notes, $1,205,603 in Bushido loan warrants issued, and $498,062 in amortizations of debt, warrant, and option discounts), and $864,712 in debt extinguishment expenses resulting from the early retirement of debt issued in 2006 and 2007 (Bushido lenders and Montgomery notes) and repaid and/or converted in June, July and August 2007.

Interest expense for the year ended June 30, 2007 was $910,096 , an increase of $761,562 as compared to $148,534 of interest expenses for the comparable year in 2006. This increase was due to interest costs related to the bank loans, notes and convertible financial instruments issued in the last two quarters of the year ended June 30, 2006 and during the current year, including the Empire Notes, Montgomery and Bushido debt and bank loans of $2,058,868 to acquire property, plant and equipment February 2006 in Wisconsin.

Subsequent to the year ended June 30, 2007, except for the bank loans, all debt has been converted or repaid which will significantly reduce future interest and other finance costs.

Cost of Contracts.  Our cost of contracts for the year ended June 30, 2007 was $548,356, which represented an increase of $24,036 from the comparable 2006 period expense of $524,320. In 2007, materials and labor comprised an aggregate of $207,105 and $294,301 respectively of our costs of contracts, as compared to $198,027 and $281,401 for the year ended June 2006. These costs include allocations and estimates based on the percentage-of-completion method of accounting for long-term contracts.

Selling, General and Administrative.  Our selling, general and administrative expenses for the year ended June 30, 2007 was $2,783,033, which represented an increase of $1,441,455 from the same expenses in the comparable 2006 period of $1,341,578. The increases were due to significant additions to management and engineering personnel during the period, including chief operating officer, chief engineer quality assurance, chief electronic engineer, as well as commercial production implementation and plant expansion activities. Also significant administrative, marketing and other indirect costs related to the public offering and other capital raising costs were incurred during the year ended June 30, 2007.

We expect to incur “one time” expense in the upcoming year relating to staffing and equipping our production facility and obtaining UL certification from Underwriter Laboratories, Inc. and ISO 9001 “best practices” certification, as well as costs associated with additional investor relations, financial reporting, SEC compliance, and marketing activities.

We expect selling, general and administrative expenses to increase as we grow our business, including an increase in salaries primarily attributable to the hiring of additional marketing and production personnel. However, we expect that these expenses will decrease as a percentage of sales if we are successful in expanding our business.

We expect our advertising and marketing expenses to increase as a result of attending and exhibiting our products at energy trade shows. In addition, we intend to manufacture several of our energy storage systems to be used as display and demonstration models in connection with our marketing efforts. We expect to incur a one time cost for these products of up to $1,000,000.

Travel costs were $237,649 and $156,694 for the years ending in June 30, 2007 and June 30, 2006, respectively, due to installation and maintenance of our product sold to the California Energy Commission and our marketing and capital raising efforts. We expect travel related to marketing and business development to increase as our sales efforts and installations increase.

Insurance costs include insurance benefits for employees of $92,146 and general liability insurance of $48,335. We acquired a $5,000,000 Directors and Officers policy in July 2007 costing $39,500 in annual premiums.

Research and Development.  Our research and development costs for the year ended June 30, 2007 were $1,249,053 which represented an increase of $572,105 from the comparable 2006 period expenses of $676,948. The increase in our research and development costs relate primarily to significant increases in resources utilized in the development of the Company’s commercial and manufacturing related activities including labor, materials, and facility costs. We do not believe that we are dependent on further research on our core products for our success. However, we have recently been awarded government grants which will affect future expenditures (and revenues). We may allocate our resources or enter into joint ventures to develop new products or improve existing products and efficiencies. We intend to maintain our Australian staff and facility for the purposes of facilitating further marketing in Australia and Asia and to conduct research and development as needed.

Loss on Contract.  In the year ended June 30, 2006 we recognized a loss on the California Energy Commission contract of $357,250. This loss relates to the difference between the remaining amount payable to us under the contract and materials, labor, and overhead estimated to complete this contract. This contract provides that additional entities that become a party to the contract will be required to contribute to these costs. We are currently negotiating with California Energy Commission to increase its participation to absorb these unfunded costs.

Net Loss.  Our net loss in the year ended June 30, 2007 was $9,629,732 , an increase of $6,695,340 from the $2,934,392 loss in the comparable year ended June 30, 2006. This increase was a result primarily from an increase in financing and interest charges of $4,892,959 , operating costs of $1,786,991, a reduction in other income of $58,810 and reduced by an increase in revenues of $43,420.

Year ended June 30, 2006 as compared to the Year ended June 30, 2005:

Revenue and Other income:

Our revenues during 2006 were $540,399 which reflected an increase of $216,179 from $324,220 in 2005. This increase was attributable to our contract with the California Energy Commission, and $13,593 of other revenues.

Interest income for the year 2006 was $4,287, down from $21,680 in 2005. The higher interest income in 2005 was attributable to the investment of proceeds from our initial public offering on the ASX in March of 2005.

Other income in early 2006 included a lease termination fee of $160,000 paid to us by the former tenant in our Wisconsin property, plus $12,813 in other revenues, representing an increase of $165,255 as compared to 2005.

Cost and Expenses and Other expense:

Our total expenses in 2006 were $3,053,119, which represents an increase of $445,635 from expenses of $2,607,484 in 2005.

Our costs and expenses relate to costs of contracts, selling, general and administrative expenses, research and development, depreciation and amortization and other costs.

Cost of Contracts.  Our cost of contracts in 2006 was $524,320, which represented an increase of $113,319 from 2005 expenses of $411,001. In 2006, materials and labor comprised an aggregate of $198,027 and $281,401, respectively, of our costs of contracts, as compared to $283,773 and $127,228 for 2005.

Selling, General and Administrative.  Our selling, general and administrative expenses in 2006 were $1,341,578, which represented a decrease of $112,321 from said expenses in 2005 of $1,453,899. This decrease was a result of higher accounting, legal, printing and other expenses and costs incurred in connection with our public offering on the ASX in March 2005.

Travel costs were $156,694 and $147,101 in 2006 and 2005, respectively, due to installation and maintenance of our product sold to the California Energy Commission and our marketing and capital raising efforts.

Insurance costs include insurance benefits for employees of $63,759 and general liability insurance of $43,115.

Finance Charges.  We incurred finance charges of $408,925 in 2006 and an increase of $208,449 from $200,476 in 2005. Our finance charges in 2006 included discounts, sales commissions in connection with the Montgomery Loan and Empire Notes in the combined principal amount of $2,500,000.

Interest Expenses.  Interest expense for 2006 was $148,534 compared to $232,125 of interest expenses for fiscal 2005. This decrease was due to conversion of $2,297,700 of indebtedness into equity in fiscal 2005. However, in the second half of fiscal 2006, we incurred approximately $2 million of indebtedness to acquire property, plant and equipment in Wisconsin.

Research and Development.  Our research and development costs in 2006 were $676,948 which represented an increase of $76,340 from 2005 expenses of $600,608. The increase in our research and development costs related to severance and salary increases for our employees in our Perth, Australia facility of $109,000, and decreases of $32,000 in materials, consulting, and other expenses.

Loss on Contracts.  In 2006 we incurred a loss on the California Energy Commission contract of $357,250. This loss relates to the unfunded portion of the contract purchase price. This contract provides that additional entities that become a party to the contract will be required to contribute to these costs.

Net Loss.  Our net loss in 2006 was $2,934,392, an increase of $247,765 from $2,686,627 in 2005. This increase resulted primarily from an increase in financing charges of 183,564, recognition of a $357,250 loss on the California Energy Commission contract and an increase in operating costs of $88,385, and reduced by increases in revenues of $216,175 and other income of $165,255.

Known Trends, Market Opportunities and Challenges

We believe that there are specific existing and rapidly emerging market opportunities for the Company’s energy storage products.

We believe that the electric utilities market’s increasing energy demands on an increasingly fragile transmission and distribution networks are forcing both utilities and commercial and industrial customers to adopt distributed storage and delivery systems to increase the reliability and the capacity of the electrical grid. Network reliability depends on both energy storage systems, and delivery products that are lower in cost, have greater life span and are lower in emission with minimal disposal costs. We have designed our products to meet these needs in that they can be combined for use in larger storage applications and we believe that our products will cost less with competing products, based on a life of product basis and on energy density and delivery.

We believe that the increasing importance of renewable energy generating sources for future energy supply is now being enhanced with Federal and State Government initiatives to lessen the United States greenhouse gas emissions and dependency on oil. Increasing concerns surrounding CO2 emissions are also driving this market sector. We believe that solar and wind energy has grown over the past five years and will continue to grow for so long as fossil fuel prices are increasing. Because both solar and wind are intermittent primary energy sources, both grid connected and off-grid installations require energy storage devices to optimize their capabilities.

We are already working in the California energy market, in association with the California Energy Commission, Pacific Gas & Electric and the US Department of Energy amongst others, to install products into the local transmission and distribution network. In addition we are currently addressing opportunities in the renewable energy markets in both the United States and Australia with the intention of introducing products and services into these markets.

In addition to the other risk factors stated above, and other information relating to our business as referenced in our “Business” section, we believe that some of the biggest challenges we face will be gaining market acceptance for our newer products and reaching the utility and renewable energy companies that we target. In order to be successful we must also develop a reputation of reliability and quality service.

Issuance of Stock Options

1998 Key Employee Stock Option Plan

In 1998 we adopted a Key Employees Stock Option Plan (the “KESOP”), pursuant to which up to 268,927 shares of common stock were authorized for grants of options, rights, and stock awards. The KESOP was administered by the board. The exercise price of all options granted under the Plan was determined by the Board of Directors at an amount no less than the estimated fair value of our common stock at the date of grant. Options were granted with terms not exceeding five years. All options available under the KESOP have been granted. As of June 30, 2007 4,412 options remain outstanding with an exercise price of $8.50 per share, which expire March 15, 2008. No KESOP options were exercised in fiscal 2006 or 2005.

1998 Outside (Non-Executive) Directors Stock Option Plan

In 1998 we adopted an Outside Directors Stock Option Plan (the “ODSOP”) pursuant to which 70,588 shares of our common stock were made available for issuance to non- executive members of the board of directors in the form of options, rights and stock awards. The ODSOP permitted options to be issued between January 2, 1999 and January 2, 2004 by the board of directors only. The ODSOP plan required that all options be issued with expiration dates of no greater then five years from the date of issuance. All 70,588 options have been issued under this plan. As of June 30, 2007, 8,470 options remain outstanding under this plan, with an exercise price of $4.25 per share and which expire January 2, 2008. No options were exercised under this plan in 2006 and 9,882 options were exercised in the year ended June 30, 2007.

2002 Stock Option Plan

In 2002 we adopted a stock option plan (the “2002 Plan”) which authorizes the board of directors or a committee thereof to grant up to 617,647 shares of common stock in the form of options, rights and stock awards. The 2002 Plan is administered by the board of directors or a compensation committee of the board of directors. The 2002 Plan requires that all options be issued with expiration dates of no greater then five years from the date of issuance. Through June 30, 2007, 424,434 options have been issued under this plan with 193,213 options remaining available for issuance. As of June 30, 2007 there were 197,728 options outstanding with exercise prices between $5.61 and $6.38 and with expiration dates between December 15, 2007 and March 30, 2010. No options were exercised under this plan in 2006 and 2007.

2005 Employee Option Scheme

During 2005 the Company established an Employee Stock Option Scheme that authorizes the board of directors or a committee thereof to grant options to employees and directors of the company or any affiliate of the company. The maximum number of options that may be granted in aggregate at any time under this option scheme or under any other employee option or share plan is the number equivalent to 5% of the total number of issued shares of the Company including all shares underlying options under the KESOP, the ODSOP and the 2002 Plan. Options issued shall expire five years after the grant. The exercise price for options issued under this scheme shall be an amount determined by the board of directors provided that in no event shall the exercise price be a price less than 10% higher than the weighted average market price for shares traded over the last 20 days on which sales in shares were recorded immediately preceding the date of grant of the option. During the year ended June 30, 2007 250,000 options had been granted with a balance of 274,546 options available for future grant.

Broker Options issued in connection with public offering in Australia

In connection with our initial public offering on the ASX in March of 2005, we issued to the brokers selling our securities options to acquire 314,176 shares of our common stock at an exercise price of A$8.50 (US$6.46) per share. These options expire on December 15, 2007. None of the options have been exercised.

Options issued to convertible note holders prior to public offering in Australia

In connection with our public offering in Australia on the ASX in March of 2005, including convertible note holders who converted their notes into common stock, an additional 286,765 options to purchase common stock at an exercise price of $6.46 per share. These options expire in December 2007. None of these options have been exercised.

Options issued in connection with financings

In connection with recent financings of the Company in 2006 and 2007, we also issued options or warrants or convertible notes to acquire shares of common stock, as follows:

•	120,023 warrants have been issued to Empire Financial Group, Inc., one of the managing underwriters of our recently completed underwritten public offering, and certain of its affiliates in connection with their assistance with our capital raising activities. These warrants are exercisable at $3.23 per share and expire on September 30, 2011 and are subject to a lock-up agreement through December 20 of 2007.

•	50,000 underwriters warrants exercisable at $7.20 per share and expire on June 20, 2012 were issued to Empire Financial Group, Inc. as part of the underwriting compensation in connection with their acting as managing underwriter of our United States initial public offering in June of 2007.

•	195,800 warrants issued to Strategic Growth International in connection with their assistance with capital raising activities leading up to and including the June 2007 public offering. These warrants are $3.75 and $7.20 per share and expire between March 2011 and June 2012.

•	In addition, warrants have been issued under the Bushido Loan and the Montgomery Loan along with convertible notes to acquire shares as described under Recent Sales of Unregistered Securities. These warrants and loans have been exercised or repaid during the June 2007 public offering or shortly thereafter.

Liquidity and Capital Resources

Since our inception, our research and development and operations were primarily financed through debt and equity financings, government grants and joint ventures. Total paid in capital as at June 30, 2006 and June 30, 2007 was $20,161,262 and $45,095,204, respectively. We had a cumulative deficit of $17,192,399 through June 30, 2006 and a cumulative deficit of $26,822,131 through June 30, 2007. At June 30, 2006 we had a working capital deficit of $774,314 and as of June 30, 2007 a working capital surplus of $11,617,425, respectively, and our net worth as at June 30, 2006 and June 30, 2007 was $1,330,954 and $15,918,203, respectively.

As a result of consummation of our initial United States public offering and our receipt of $18,410,000 (net of underwriters costs) proceeds on June 20, 2007, our working capital increased by $17,267,365 (net proceeds less $1,142,635 in capital raising costs) during the year ended June 30, 2007.

In addition, on June 29, 2007, ZBB Technologies, Ltd, our subsidiary based in Western Australia, and the Commonwealth of Australia by and acting through the Department of Environment and Water Resources, entered into an agreement whereby, among other things, the Department of Environment and Water Resources has agreed to provide funding to us for the development and delivery of an energy storage system to be used to store and supply renewable energy generated from photovoltaic solar panels and wind turbines already operational at the Commonwealth Scientific and Industrial Research Organization’s Newcastle Energy Centre in New South Wales. This agreement provides for a three year term under which the Commonwealth of Australia will provide $2.6 million (A$3.1 million) in project funding over several periods, totaling $1.35 million in year one,

$1.01 million in year two and $0.24 million in year three, as certain development progress “milestones” are met by us.

We believe that we will have sufficient capital necessary to meet our operating and capital commitments for at least the next 18 to 24 months. However, if sales increase substantially, we will require additional capital in order to expand our production capacity.

Material Commitments for Capital Expenditures

From the proceeds of our June 2007 United States initial public offering, we retired an aggregate of $4,523,060 in indebtedness (including conversions of debt) in July and August 2007. In addition, we intend to apply approximately $3,750,000 towards the acquisition of new vibration welding and production equipment ($3,000,000), infra-red welding equipment ($250,000) and other production line tools and sundry equipment ($500,000).

Operating Activities

For the year ended June 30, 2007, net cash used in operations was $3,401,618 after adding back non-cash items of $5,759,414 consisting primarily of depreciation, issuances and amortizations of financial assets, deferred finance fees and discounts, debt extinguishment expenses and increases in accrued interest expense. Sources of cash provided by operations resulted from increases in accounts payable of $546,041; accrued expenses of $26,061; and decreases in inventory of $155,845; prepaid and other current assets of $106,192. Cash used in operations resulted from increases in accounts receivable of $28,670 and a decrease in deferred revenues of $336,768.

A significant amount of items that were added back to net cash used in operations were unusual in nature and resulted from the increase in capital raising activities which occurred in the year ended June 30, 2007 and should be significantly reduced in future periods.

For the year ended June 30, 2006, net cash used in operations was $2,805,220 after adding back non-cash items of $712,937 consisting primarily of depreciation, issuances and amortizations of financial assets, deferred finance fees and discounts and increases in accrued interest expense. Sources of cash provided by operations resulted from increases in accounts payable of $127,692 and accrued loss on contract in process of $357,250. Cash was also consumed by increases in accounts receivable of $121,317, deposits and prepaid expenses of $204,161, and inventory of $469,069, and a decrease in deferred revenue of $274,159.

Investing Activities

For the year ended June 30, 2007, net cash used in investing activities was $201,667 due to purchases of manufacturing equipment and computer hardware.

For the year ended June 30, 2006, net cash used in investing activities was $2,281,497 due to the $2,213,000 land and building purchase in Wisconsin and $72,009 in other equipment purchases, less proceeds on sale of equipment of $3,646.

Financing Activities

For the year ended June 30, 2007, net cash provided from financing activities was $20,693,671 consisting primarily of $18,410,000 of proceeds from our initial U.S. public offering less financing and other capital raising charges related to the offering of $1,142,635. Other sources included debt and convertible notes issued of $2,260,000, bank loans of $117,223, and $1,155,333 from exercise of stock options and warrants, less $106,250 in additional deferred finance fees.

For the year ended June 30, 2006, net cash provided from financing activities was $5,233,108 including $1,895,976 in bank loans, $230,322 from exercise of stock options and warrants, $3,670,000 from notes and convertible debt issued, less financing and deferred finance charges of $563,190 resulting from the debt and convertible debt issued and charges related to our initial U.S. public offering.

$1,000,000 Montgomery Capital Partners LP Convertible Loan Financing

On February 28, 2006 we borrowed $1,000,000 from Montgomery Capital Partners L.P., and entered into a convertible loan and warrant agreement. Interest on this loan accrued at 10% per annum, compounded monthly and became payable in full on the earliest to occur of the consummation by us of any major financing (including our initial United States public offering), a default, or February 28, 2008. Outstanding principal and interest on this loan was convertible by Montgomery Capital in whole or in part from time to time, into shares of our common stock upon written request. We paid Empire Financial Group, one of the managing underwriters, a fee of $70,000 for introducing the Montgomery Loan.

As of June 30, 2006 and June 30, 2007, $950,000 and $890,000 respectively, of principal was outstanding under this loan, and 60,528 shares were issued in respect to converted principal.

On July 11, 2007, we repaid Montgomery an aggregate of $1,295,239 representing $890,000 of then outstanding principal amount of the Montgomery Loan, $124,918 in accrued interest, $178,000 as the contractual prepayment premium, and $102,321 in certain loan deferral fees. Under the terms of the Montgomery Loan we were also required to issue to Montgomery shares of our common stock and warrants. The number of shares were equal to 50% of the amount required to be repaid under the Montgomery Loan, divided by the conversion price then in effect. Based on the application of the conversion price formula, we issued Montgomery an aggregate of 202,674 shares of our common stock. In addition, on July 11, 2007, we issued an aggregate of 63,263 of our shares in respect of the cashless exercise of Montgomery’s warrants on July 5, 2007.

On issuance of the Montgomery Loan, there was also deemed to be an immediate benefit available, as of June 30, 2006, in the amount of $200,000 to the note holders to convert the notes into shares at a discount to market value. This “embedded conversion discount” resulted in additional paid-in capital recorded at the time the notes were issued, with a corresponding charge to finance expense of $200,000. The redemption of the Montgomery debt and warrants caused us to incur additional finance expenses and charges related to the redemption of principal, interest, and warrant outstanding and expenses related to any unamortized discounts, redemption costs and stock issuances in the period ending June 30, 2007. Such expenses and charges resulted in a net charge of $776,095. Included in this net charge was $440,580 classified as ‘debt extinguishment expenses” in the the statement of operations for the year ended June 30, 2007.

$2,226,666 Bushido Loan

As of June 14, 2006 we entered into a note purchase agreement with Bushido Capital Master Fund, L.P. (“Bushido”), Pierce Diversified Strategy Master Fund (“Pierce”), and ABS SOS-Plus Partners, Ltd. (“ABS SOS” and together with Bushido and Pierce, collectively, the “Bushido Lenders”). At the closing of the loans, we received an aggregate of $1,650,000 in loan proceeds, of which Bushido and Pierce each funded 25% of the proceeds and ABS SOS funded the remaining 50% of the proceeds. Under the terms of the note purchase agreement we issued an aggregate of $2,226,667 face amount of 8% secured promissory notes due July 14, 2008 at a 25% original issue discount (collectively, the “Bushido Notes’) and warrants to purchase shares of our common stock (the “Bushido Warrants”) to the Bushido Lenders. We paid to Empire Financial Group a fee of $83,500 in connection with their introduction of the Bushido Lenders and assistance in procurement of the Bushido Loan. The Bushido Notes were secured by a mortgage on our Wisconsin Property, a lien on all of our assets and a pledge of all of the shares of our subsidiaries, and of all of our shares of ZBB China Pty Limited and by personal performance guaranty of Robert Parry, our C.E.O.

The Bushido Warrants had a term of four years from the date of issuance were exercisable at an exercise price of $2.55 per share, if exercised prior to the completion of our United States initial public offering, and entitled the holders to purchase up to 873,202 shares of common stock. If exercised following completion of such public offering, such Bushido Warrants were exercisable at an exercise price of $6.00 per share and entitled the holders to purchase up to 371,111 shares of common stock. On June 14, 2007 (prior to the completion of our United States initial public offering), each of Bushido and Pierce elected the cashless exercise provisions and exercised all of their warrants resulting in the net issuance of 110,628 shares of our common stock, without payment of any additional cash consideration. On the same date, ABS SOS exercised its warrants to purchase up to 436,600 shares and agreed to pay the exercise price in cash of $1,113,330, or $2.55 per share; as a result of which we issued 436,600 shares of common stock to ABS SOS.

All outstanding debt discounts and deferred finance charges were amortized and expensed in full as of June 30, 2007 including $424,132 in amortization of deferred finance costs and debt discounts included in “debt extinguishment expenses” in the statement of operations to reflect the agreed upon redemption of all debt obligations which were repaid in August 2007.

On July 19, 2007, we received notices from each of the Bushido Lenders of default under the note purchase agreement, alleging that we failed to provide certain financial information to such lenders. Although we strongly believe that the default notice was totally without merit and that we had complied with all of the provisions of the note purchase agreement and related piggyback registration rights agreement, given the continued accrual of interest at 8% on the Bushido Notes, the uncertainties of the outcome of potential litigation and its costs and its distraction on management’s efforts to carry out our business plans, after discussions with the Bushido Lenders on August 8, 2007, we paid the full $2,226,667 to Bushido, Pierce and ABS-SOS, plus $20,000 in reimbursement of their legal fees. In addition, we entered into a new registration rights agreement with ABS SOS that required us to file a registration statement with the SEC to register for resale the 436,600 shares issued to ABS SOS. The agreement provides, that if such registration statement is declared effective by the SEC by not later than October 31, 2007, we will have discharged all of our obligations to ABS-SOS. However, if such registration statement is not declared effective by the SEC by the close of business on October 31, 2007, then ABS-SOS will have the right to elect one of the following two options, exercisable at any time on or before November 15, 2007 (but no later then the date of effectiveness of our registration statement) by written notice to us:

(i) to require us to purchase, for $1,113,300, a total of 185,555 shares of the 436,600 shares owned by ABS SOS, leaving them with 251,045 shares; or

(ii) to retain its 436,600 ZBB shares, in which event we shall be obligated to pay to ABS-SOS a penalty equal to the sum of $1,500 for each day from and after November 1, 2007 that the registration statement is not declared effective by the SEC; provided, that the aggregate amount of such per diem penalty shall not exceed $50,000. If ABS-SOS does not notify us of its decision by November 15, 2007, then it will be deemed to have retained the 436,600 shares and the right to require us to repurchase 185,555 of its shares shall expire.

We filed the ABS SOS resale registration statement with the SEC on August 14, 2007. Although we believe that such registration statement will be declared effective by the SEC on or before October 31, 2007, that ABS SOS will retain all of its 436,600 ZBB shares, and we shall incur no financial penalties to ABS SOS, there is no assurance that this will be the case.

$1,187,500 Convertible Promissory Notes

Between April and September of 2006 we issued $1,187,500 of convertible promissory notes to 26 accredited investors in a private placement transaction for which Empire Financial Group, one of the managing underwriters in this offering, acted as placement agent (the “Empire Notes”). The Empire Notes accrued interest at the rate of 15% per annum and was due on the earlier of April 15, 2007 or the closing of an equity based offering of no less then $6 million. Each lender had the right to receive payment in full along with a warrant to purchase such number of shares of common stock equal to 50% of the principal amount of the Note at an exercise price equal to 120% of the equity offering price. Alternatively, each lender could choose to convert the principal and interest owed under the Empire Note into common stock at a conversion price equal to 50% of the equity offering price without receiving any warrants. Empire Financial Group received a placement fee of $118,750 and 120,023 warrants to purchase common stock in connection with the sale of the Empire Notes, which warrants are exercisable at $3.23 per share and expire on September 30, 2011.

On issuance of the Empire Notes, the conversion rights were deemed to be an “embedded conversion discount” to note holders to convert the notes into shares at a discount to market value. This “embedded conversion discount” resulted in additional paid-in capital recorded at the time the notes were issued, with a corresponding charge to debt discount of $500,000, of which $200,000 has been amortized to finance expense in the year ended June 30, 2006.

As of October 3, 2007 these notes, principal and accrued interest, have been fully converted into 458,722 shares of common stock.

$2,072,500 Convertible Promissory Notes

We issued an aggregate of $2,072,500 15% convertible promissory notes (the “October Notes”) to three funds from October 2006 to May 2007, which are identical to the Empire Notes in all material respects. The Company believes that, among other exemptions that may be available, the issuance of these notes and shares upon conversion of portions thereof, was exempt from the registration requirements Section 4(2) of the Securities Act of 1933 and Regulation S and Regulation D in that the transaction was not in the United States and the lenders were not, to the Company’s knowledge, domiciled in the United States and that no public solicitation was made with respect to this sale.

As of October 3, 2007 all principal and interest on the “October Notes” were either repaid or converted including $1,516,250 principal plus accrued interest were converted into an aggregate of 536,928 shares of our common stock with $556,250 of principal amount of notes and interest repaid. All of these shares issued will become eligible for re-sale pursuant to the limitations of Rule 144 after October 2007.

Because the terms of the Empire Notes and October Notes are identical, we sometimes refer to them herein as the “Convertible Notes”.

$1,800,000 Mortgage on Wisconsin Facility

In February of 2006 we acquired the building and property located at N93 W14475 Whittaker Way, Menomonee Falls, Wisconsin that we previously leased space in for a purchase price of $2.2 million. The appraised fair market value of this property at the time of acquisition was $2.4 million dollars. Our purchase of this facility was acquired with a cash down payment of $400,000 and mortgage financing from Investors Bank in Milwaukee in the amount of $1.8 million dollars. This mortgage is currently under negotiation to be converted to long-term financing and guarantee in part by the U.S. Small Business Administration.

Certain Recent Agreements

Effective as of December 22, 2005, we entered into a share exchange agreement with Wharton Equity Partners, LLC and their affiliates (the “Wharton Group”). Under the terms of the agreement, we agreed to exchange 292,832 shares of our common stock for 2,116,554 shares of common stock of either Idea One, Inc., a privately-owned Delaware corporation, or its publicly traded successor-in- interest, if Idea One consummates a merger with an inactive publicly traded corporation prior to the scheduled closing date. If issued, such shares would have represented approximately 15% of the fully-diluted capital stock of Idea One or its successor. Idea One is a development stage company based in Israel that is engaged in the design and development of a magnesium cell battery. None of the officers, directors or shareholders of Idea One or their affiliates are officers, directors or otherwise affiliated with us. By letter dated August 22, 2006, we agreed with the Wharton Group to terminate the share exchange agreement.

In July 2006, we sold to the individual members of 41 Broadway Associates a total of 294,118 of our shares for $3.40 per share, or $1,000,000 in the aggregate. The purchase price for these shares was evidenced by individual 4% promissory notes of each of the members of 41 Broadway Associates payable in equal annual installments over 5 years. In addition, we paid one of the members of 41 Broadway Associates $100,000 for previous services rendered to us and agreed to extend the term of our consulting agreement with 41 Broadway Associates and its members through December 31, 2010, at a consulting fee of $200,000 per annum, payable quarterly. None of the six members of 41 Broadway Associates are affiliated with each other or were or are officers, directors or otherwise affiliated with our company. None of the members of 41 Broadway Associates beneficially own 5% or more of our shares.

On June 29, 2007, ZBB Technologies, Ltd, our subsidiary based in Western Australia, and the Commonwealth of Australia by and acting through the Department of Environment and Water Resources, entered into an agreement for project funding under the Advanced Electricity Storage Technologies program, whereby, among other things, the Department has agreed to provide funding to ZBB Technologies Ltd for the development and delivery of an energy storage system that will be used to store and supply renewable energy generated from photovoltaic solar panels and wind turbines already operational at the Commonwealth Scientific and Industrial Research Organization’s Newcastle Energy Centre in New South Wales. This agreement provides for a three year term under which the Commonwealth of Australia will provide $2.6 million (A$3.1 million) in project funding over several periods, totaling $1.35 million in year one, $1.01 million in year two and $0.24 million in year three, as certain development progress “milestones” are met by ZBB Technologies, Ltd to the satisfaction of the Commonwealth of Australia.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2007 we do not have any off balance sheet arrangements, as defined in Section 303(c) of Regulation S-B. Off balance sheet arrangements include, without limitation, contractual arrangements with any entity whose financial information is not consolidated with our own, under which we have:

•	Guaranteed any obligation of such other entity;

•	A retained or contingent interest in assets transferred to such unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	Any obligation under certain derivative instruments;

•	Any obligation under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

Additionally, we do not have any relationships or transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

Critical Accounting Policies

Revenue recognition

The company contracts with its customers to research and develop, manufacture, and install energy storage systems under long-term contracts. The company recognizes revenue on the percentage-of-completion method. Revenues are recognized proportionally as costs are incurred and compared to the estimated total costs for each contract. Pre contract costs and interest expenses are expensed as incurred and not capitalized or charged to the contracts.

As the company’s energy storage systems are in their initial stages of development, actual costs incurred could differ materially from those previously estimated. Once the company has established that its costs can be reasonably estimated, then costs to complete an individual contract, in excess of revenue, will be accrued upon identification. As of June 30, 2007 provisions of $357,250 have been identified and accrued on existing contracts.

For the years ended June 30, 2007 and 2006, substantially all of the company’s revenue is from a multi-year contract with one customer. Deferred revenue at June 30, 2007 represents the excess of billings over revenues recognized under the percentage of completion method.

Property, Plant and Equipment

Land, building, equipment, computers and furniture and fixtures are recorded at cost. Improvements are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense.

Finished goods, normally held for sale to customers, may be used in demonstration and testing by customers. During these periods, the units are transferred from Inventory to Property, Plant and Equipment and depreciated over the period in use. Since the intent is for these units to be eventually sold, they are returned to Inventory upon the completion of customer demonstration and testing at book value.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of raw materials, work in progress and finished good held for resale.

Costs incurred in bringing each product to its present location and conditions are accounted for as follows:

•	Raw materials — purchased cost of direct material

•	Finished goods and work-in-progress — purchase cost of direct material plus direct labor plus a proportion of manufacturing overheads.

Impairment of Long Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal On Long-Lived Assets,” the company will assess potential impairments to our long-lived assets, including property, plant, and equipment, when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset, being the higher of the asset’s fair value less costs to sell and value in use, is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed to the statement of operations. In assessing value in use, the estimated future cash flows discounted to their present value using a pre-tax discount rate.

Goodwill

Goodwill represents the cost of acquisition in excess of the net fair value of the identifiable assets, liabilities and contingent liabilities.

Following initial recognition, goodwill is measured at cost less any accumulated impairment losses. Goodwill is not amortized but reviewed for impairment, annually or more frequently if events or changes in circumstances indicate that the carrying value may be impaired.

Convertible Debt

We account for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to, and potentially settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19.

We account for convertible notes deemed conventional and conversion options embedded in non-convertible notes which qualify as equity under EITF 00-19, in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments,” Accordingly, we record, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

Item 7.	Financial Statements

Please see the audited financial statements at the end of this Report for financial statements for the fiscal years ended June 30, 2007 and 2006.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

During our fiscal years ended June 30, 2007 and 2006, we have not had any changes or disagreements with our independent registered public accounting firm on accounting and financial disclosure.

Item 8A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in Internal Controls

During the period ended June 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

[Remainder of page intentionally left blank]

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(a) Of The Exchange Act

Executive Officer and Directors

Our current directors and executive officers are as follows:

Name	Age	Position

Richard A. Payne	52	Chairman and Director Class I
Robert J. Parry	57	Chief Executive Officer and Director Class I
Geoffrey D. Hann	46	Chief Financial Officer and Director Class II
William Mundell	46	Director
Manfred E. Birnbaum	73	Director
Steven J. Mueller	61	Director
Steven A. Seeker	57	Chief Operating Officer

Richard Andrew Payne has been a director of the company since 1998 and chairman of the board since 2004. Mr. Payne is a director serving on Class I of our board whose term expires in 2008. Mr. Payne has been a director of our subsidiaries since 1994. Mr. Payne is the principal of Richard Payne & Associates and is a commercial lawyer who has practiced as a corporate and commercial attorney in Australia for over 25 years. Mr. Payne has been a director of Agri Energy Limited since 2002 and of the Broome International Airport Group of companies since 2001. Richard Payne & Associates previously acted as a legal adviser to the company and its predecessor between 1993 and 2005. Mr. Payne received his Bachelor of Jurisprudence (Hons) in 1980 and a Bachelor of Law in 1981 from the University of Western Australia.

Robert John Parry has been a director and chief executive officer of the company since 1998, and has held similar positions with our subsidiaries since co-founding the company in 1982. Mr. Parry is a director serving on Class I of our board and his term expires in 2008. In 1990 Mr. Parry formed, in partnership with Mr. Hann, the accounting practice of Parry Hann & Associates. Mr. Parry obtained an accounting degree from The Western Australia Institute of Technology (Curtin University) in 1973 and he is a Fellow of CPA Australia.

Geoffrey David Hann has been our director, audit committee member, Secretary and Chief Financial Officer since 1998 and has held similar positions with our subsidiaries since 1992. Mr. Hann is a director in Class II of our board and his term expires in 2010. Since 1990, Mr. Hann has been a partner with Mr. Parry in the accounting practice of Parry Hann & Associates. Prior to that Mr. Hann spent two years as a financial analyst with the Midland Banking Group in the United Kingdom. Mr. Hann holds a Bachelor of Business Studies degree with a triple major in Accounting, Finance and Business Administration earned from Churchlands College of Advanced Education (currently known as Edith Cowen University) in Western Australia in 1981 and is an Associate of CPA Australia.

William Mundell has been appointed as an independent director upon the closing of our underwritten offering in June of 2007. Currently, and since 2003, Mr. Mundell was an executive of Vidyah Corp. Between 1998 and 2003, Mr. Mundell was Chairman of Trade, Inc., a joint venture controlled by Bain Capital and Sutter Hill. Between 1987 and 1998, Mr. Mundell served as an officer of WEFA, an economic forecasting company. Mr. Mundell received a B.A. degree in Economics and Political Science from Carlton University in Canada, and an MBA in finance and Masters Degree in International Economics and Public Finance in 1982 and 1984, respectively, from Columbia University.

Manfred Emanuel Birnbaum has been appointed as a director upon the closing of our underwritten offering in June 2007. Prior to such time and since 1994, Mr. Birnbaum has been an independent management consultant in the energy and power industries. Mr. Birnbaum’s consulting services include assistance on divestitures, contract dispute resolutions, technology licensing, and developing marketing strategies for companies such as Westinghouse Electric Corporation, ABB-Asea Brown Boveri, Inc. Siemens, Alstom,

Duke Power, Foster Wheeler and others. Mr. Birnbaum was Chief Executive Officer of English Electric Corp., a wholly-owned subsidiary of General Electric Company of England. Mr. Birnbaum held various senior management positions at Westinghouse Electric Corporation between 1958 and 1982. Mr. Birnbaum earned a B.A. in mechanical engineering from Polytechnic Institute, of the City University of New York in 1957 and a Masters Degree in electrical engineering from the University of Pennsylvania.

Steven Jay Mueller has been appointed as a director as of September 19, 2007. Mr. Mueller will serve as a non-executive director and his appointment will be ratified at the next annual meeting of shareholders. For the past 27 years, Mr. Mueller has held various senior executive roles with renewable energy and cogeneration companies in the United States, Australia and Europe. From 2001 until mid-2007, Mr. Mueller was the President of DG Energy LLC. In May of 2007, he oversaw the sale of DG Energy to Marubeni Corporation of Tokyo Japan. DG Energy owns and operates a diverse portfolio of gas cogeneration, biomass renewable power facilities and district energy systems throughout the United States. He currently serves on the boards of several public and private renewable energy companies including North American WoodFuels LLC (San Diego, CA), ReEnergy Group plc (London), Wodonga Energy Pty Ltd (Sydney, Australia). Mr. Mueller is a graduate of the University of North Carolina at Chapel Hill. He is the author of numerous books and articles in the field of renewable energy.

Steven Allen Seeker was appointed as our chief operating officer in June 2006. Prior to such time and since 2000, Mr. Seeker was Vice President, International Sales and Operations, of Cooper Power Systems, Inc., in Waukesha, Wisconsin where he was responsible for Cooper Power’s international shipments, four international plants, and a network of sales representatives and direct employees in more than 75 countries. Prior to being appointed as Vice President and since 1974, Mr. Seeker held various other executive and non executive positions with Cooper Power and its predecessor company, McGraw-Edison. Mr. Seeker was President of the US National Committee of the International Electrotechnology Commission (IEC) (2000-2005), an American National Standards Institute (ANSI) Board of Directors, Executive Committee, and International Committee member (2000-2005) and a representative on the IEEE Standards Association Board of Governors (2001). Mr. Seeker was most recently awarded the 2006 Astin-Polk International Standards Medal by ANSI. Mr. Seeker obtained both Bachelors and Masters degrees in Electrical Engineering received from New Mexico State University, Las Cruces NM in 1973 and 1974, respectively.

Significant Employees

Bjorn Jonshagen.  Senior Engineer. Mr. Jonshagen has been managing our Australian research and development since 1992, and was part of the Australian research and development team since 1986. Mr. Jonshagen is a co-developer of some of our intellectual property. Prior to joining the Company in 1986, Mr. Jonshagen gained extensive experience as a design engineer for wind turbine generators, plate heat exchangers and various valve products. Mr. Jonshagen holds a Masters of Science degree in Mechanical Engineering which he received in 1979 from Lund University of Technology, Sweden, and a Masters of Science degree in Mechanical Engineering Materials Science which he received in 1980 from the University of Hawaii, Honolulu.

Peter Lex.  Vice President, Manufacturing. Mr. Lex joined Johnson Controls Battery Group in 1990 and has been our senior systems engineer since we acquired this division from Johnson Controls in 1994. He has coordinated extensive laboratory testing and qualification of zinc-bromine batteries and electrochemical capacitors. He has organized the research in materials development and conducted electrochemical testing of battery components, developed electrode and separator materials and processing techniques that improved the performance and life expectancy of the batteries. He has been the principal US research and development scientist for the Company since 1994 and coordinates the entire group’s materials research activities. He is a co-developer of the Company’s US intellectual property. Mr. Lex holds a Bachelor of Science degree in Chemical Engineering from The University of Wisconsin-Madison obtained in 1984 and Master of Science degree in Chemical Engineering from The University of Connecticut, Storrs obtained in 1988.

Michael Hughes.  Vice President, Systems Engineering. Mr. Hughes joined Johnson Controls’ zinc bromine battery research division in 1991 and has been our senior systems engineer since we acquired this division from Johnson Controls in 1994. He managed the eight member development team that built, tested and demonstrated the initial 100kWh system utilizing on-board computers, PC-based controls and automated communication systems. Mr. Hughes was also a core team member of the Johnson Controls Inc. electric vehicle race team that demonstrated a zinc-bromine battery powered car capable of a top speed of 95 mph. Prior to joining the zinc-bromine research group at Johnson Controls Inc, he held positions as a research assistant and then project assistant at University of Wisconsin-Milwaukee Department of Physics. Mr. Hughes holds a Bachelor of Science degree obtained in 1987 and a Masters of Science in Physics in 1991, both obtained from the University of Wisconsin-Milwaukee.

Classified Board of Directors

Our Articles of Incorporation provide for a classified board staggered into three classes. Directors are appointed to a class having three year terms and shareholders may only appoint up to two new directors in any year. As a result of this classified board structure, a maximum of only one-third of directors can be replaced in any year which will discourage any attempted takeover, and would delay a change of control in our board that was not appointed by our existing board members.

Mr. Parry and Mr. Payne are directors in Class I and were re-elected in 2006, whose term will expire 2009. Messrs. Birnbaum and Mundell were appointed to Class II and Class III of our board of directors, with terms expiring in 2010 and 2011, respectively.

Board Committees

Audit Committee.  We have established an audit committee of the Board of Directors. The Audit Committee assists the board of directors in the oversight of the audit of our consolidated financials statements and the quality and integrity of our accounting, auditing and financial reporting process. The Audit Committee is responsible for making recommendations to the board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the board of directors, such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. The Audit Committee is required, at all times to be composed exclusively of directors who, in the opinion of our board of directors, are free from any relationship that would interfere with the exercise of independent judgment as a committee member and who posses an understanding of financial statements and generally accepted accounting principles. Our Audit Committee is currently composed of Mr. Payne, Mr. Mundell and Mr. Birnbaum. We believe that Messrs. Payne, Mundell and Birnbaum are independent directors as required by the listing requirements for the AMEX stock market. Our board has determined that both Mr. Payne and Mr. Mundel qualify as an “audit committee financial expert” as defined under Item 401(e) of Regulation S-B.

Compensation Committee.  The Compensation Committee evaluates the performance of our senior executives, considers design and competitiveness of our compensation plans, reviews and approves senior executive compensation and administers our equity and stock option plans. Currently, and since the closing of our underwritten offering in June of 2007, Messrs. Payne, Mundell and Birnbaum, have been appointed as the sole members of our Compensation Committee. Prior to September of 2006, there was no compensation committee of the board of directors and compensation related matters were instead handled by the board.

Nominating Committee.  We have established a nominating committee of the Board of Directors for purposes of evaluating candidates nominated for director positions, as of the closing of our underwritten offering in June of 2007. This committee is comprised of Messers Mundell, Birnbaum and Payne and Mr. Payne is the chair person of this committee. This committee reports to our Chief Executive Officer and is charged with evaluating candidates and making nominations for board members.

Code of Ethics

Our Board of directors adopted a Code of Business Conduct. The Code of Business Conduct, in accordance with Section 406 of the Sarbanes Oxley Act of 2002 and Item 406 of Regulation S-B, constitutes our Code of Ethics for senior financial officers. The Code of Business Conduct codifies the business and ethical principles that govern our business.

The Code of Ethics is designed, among other things, to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting violations of the ethics code to an appropriate person or persons identified in the code of ethics; and

•	Accountability for adherence to the Code.

Our Code of Ethics has historically been posted in our annual reports as filed with the ASX and delivered to our Australian stockholders, which is also available on our website. Additionally, this Code of Ethics is provided to all directors, officers and other managing personnel prior to joining the company, and thereafter from time-to-time if and as needed.

Advisory Board

We do not currently have an Advisory Board.

Director Independence

Richard Payne, William Mundell, Manfred E. Birnbaum and Steven J Mueller are considered independent directors as defined by any national securities exchange registered pursuant to Section 6(a) of the Securities Exchange Act of 1934 and by the AMEX registered pursuant to Section 15A(a) of the Securities Exchange Act of 1934.

Meetings of our Board of Directors

Our Board of Directors took action by written consent in lieu of meeting one time and held regular and special meetings four times during the 2007 fiscal year. Our Nominating Committee met once for the purpose of nominating Mr. Mueller. Our Audit Committee met twice, once for the purpose of approving the engagement of our auditors and once for purposes of reviewing this Annual Report and its financial statements.

Family Relationships

There are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings.

Except as set forth herein, no officer or director of the Company has, during the last five years: (i) been convicted in or is currently subject to a pending a criminal proceeding; (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) has any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy of for the two years prior thereto.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Messrs. Birnbaum, Mundell and Mueller each filed a Form 3 late. Other than Mr. Birnbaum who owns 500 shares, none of these persons own any of our securities. To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended June 30, 2007, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Code of Ethics

To date, we have not adopted a Code of Ethics as described in Item 406 of Regulation S-B. Given our recent acquisition, we have not yet had the opportunity to adopt a code of ethics. However, we intend to adopt a code of ethics as soon as practicable.

Item 10.	Executive Compensation

The following table sets forth all compensation for each of the last three fiscal years awarded to, or earned by, our Chief Executive Officer and all other executive officers serving as such at the end of fiscal year ended June 30, 2007 whose salary and bonus exceeded $100,000 for the year ended June 30, 2007 or who, as of June 30, 2007, was being paid a salary at a rate of at least $100,000 per year.

Summary Compensation Table

					Other		Option
Name and Principal Position(s)	Year	Salary		Bonus	Compensation		Awards

Robert J. Parry	2007	$213,267		$0	$68,000	(4)	100,000	(1)
Chief Executive Officer	2006	$187,620		$0	$0		0
	2005	$187,620		$0	$0		87,907	(2)
Geoffrey D. Hann	2007	$181,872		$0	$68,000	(4)	100,000	(1)
Chief Financial Officer	2006	$160,000		$0	$0		0
(and Principal Financial Officer)	2005	$160,000		$0	$0		0
Steven Seeker	2007	$150,000		$0	$0		0
Chief Operating Officer	2006	$150,000	(3)	$0	$0		0

(1)	Indicates options granted in January 2007, exercisable at $3.82 per share, and expire on June 20, 2012.

(2)	Indicates options issued on March 30, 2005, exercisable at $6.38 per share, and expiring on March 30, 2010.

(3)	Mr. Seeker commenced employment with the company in June 2006. Salary amount indicates annualized salary.

(4)	Valuation (Black Scholes) of options issued to officers in January 2007, vesting with completion of public offering.

No non-equity incentive plan or non-qualified deferred compensation was paid to any person during the fiscal years ended June 2006 and June 2007. The dollar value of all non-cash compensation was based on the Black Scholes model value as of the issuance date.

In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted for the named executive officers because the aggregate amount of these perquisites and other personal benefits was less than $10,000.

Options Granted During Fiscal Year

In the fiscal year ended June 30, 2007, the following stock options were proposed to be granted by the compensation committee of the board on September 29, 2006 to Messrs Payne, Parry and Hann under the 2005 Stock Option Plan. These option grants were all presented to and approved by, our shareholders at our shareholder meeting on January 30, 2007 and the grant vested only at the closing of our United States underwritten public offering in June 2007.

Under the terms of the grant, Mr. Parry and Mr. Hann were each granted 100,000 options expiring June 20, 2012, exercisable at $3.82 per share, calculated at 20% higher than the weighted average market price for shares on ASX over the last 20 days on which sales in shares were recorded on ASX immediately preceding the date of grant of the options. The options vested on June 21, 2007, the date the company completed its initial U.S. public offering and listed on the AMEX.

Additionally, Richard Payne was granted 50,000 options expiring June 20, 2012, exercisable at $3.82 per share a price 20% higher than the weighted average market price for shares on ASX over the last 20 days on which sales in shares were recorded on ASX immediately preceding the date of grant of the options. The options vested on June 21, 2007, the date the company completed its initial U.S. public offering and listed on the AMEX.

There were no options or other stock grants to any named executive officers during fiscal year ended June 30, 2006. During Fiscal 2005 Mr. Parry received options to purchase 87,907 shares of common stock which were exercisable immediately at an exercise price of $6.38, and expire on March 30, 2010. No other options or stock awards were made during Fiscal 2005.

	Number of	Percent of Total
	Securities	Options/
	Underlying	SARs Granted		Exercise or
	Options/SARS	to Employees		Base Price	Expiration
Name	Granted (#)	in Fiscal Year		($/Share)	Date

Robert J. Parry	87,907		%	$6.38	3/30/10
Chief Executive Officer
Other Named Executive Officers	0	N/A		N/A	N/A

Aggregate Option Exercises in Fiscal 2007 and Fiscal Year End Option Values

No options were exercised by any executive officers or directors in Fiscal 2006 and no options held by any executive officers or directors are exercisable at prices below the trading price of our CUFS representing common stock as of June 30, 2006. On January 2, 2007 Richard A Payne, our Chairman, exercised 4,235 options (72,000 pre reverse split) at $4.25 per share, which options were to expire on January 2, 2007.

Options Granted Subsequent to End of Fiscal Year 2007

There have been no stock options granted since June 30, 2007.

Director Compensation

Our independent directors are compensated at the rate of $50,000 per annum for their services, along with the reimbursement of their out-of-pocket expenses.

Employment Agreements

Robert Parry has entered into an employment agreement with the company to act as Chief Executive Officer for a period expiring on June 30, 2009 on normal commercial terms and conditions and is paid a remuneration package totaling $187,620 per annum exclusive of any options granted to him.

The employment agreement contains covenants prohibiting the employee competing with the company during his employment and at any time during 18 months following termination for any reason and a requirement for the employee to keep all information strictly confidential.

Geoffrey Hann has entered into an employment agreement with the company to act as Chief Financial Officer for a period expiring on June 30, 2009 on normal commercial terms and conditions and is paid a remuneration package totaling $160,000 per annum exclusive of any options granted to him.

The employment agreements with Mr. Hann and Mr. Parry each also provide that effective upon our listing on the AMEX and delisting from the ASX, if we terminate the employment agreement prior to its expiration for any reason other than for cause, we must pay the employee his annual remuneration for the greater of 18 months or the remaining term of the agreement and all unvested options shall vest and become immediately exercisable. On the expiration of the term of each employment agreement, the company shall pay the employee an amount equal to the employee’s annual remuneration for a further period of 18 months in 18 equal consecutive monthly installments commencing on the date of such expiration.

The employment agreement contains covenants prohibiting the employee competing with the company during his employment and at any time during 18 months following termination for any reason and a requirement for the employee to keep all information strictly confidential.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our existing stockholders, officers or directors who owned our common stock prior to this offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

All of the above compensation has been approved by both a majority of the board and of the disinterested directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of October 2, 2007 after giving effect to completion of our initial United States public offering in June 2007, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable. The following table assumes 10,512,283 shares of common stock are issued and outstanding as of October 2, 2007.

Unless otherwise indicated, the address of each individual named below is our address in the U.S. located at N93 W14475 Whittaker Way, Menomonee Falls, Wisconsin, 53051.

	Amount and		Approximate
	Nature of		Percentage
	Beneficial		of Outstanding
Name and Address of Beneficial Owner	Ownership		Common Stock

GLG North American Opportunity Fund	1,666,666	(1)	15.9%
Richard A. Payne	174,572	(2)	1.7%
Robert J. Parry	553,965	(3)	5.3%
Geoffrey D. Hann	212,041	(4)	2.0%
William Mundell	0		*
Manfred E. Birnbaum	500		*
Steven Mueller	0		*
Steven Seeker	9,411		*
WA Local Government Superannuation Plan	355,497		3.4%
Baytree Holdings Limited	330,027		3.2%
All directors and executive officers as a group	950,489		9.0%

*	Less than one percent.

(1)	GLG Partners, LP, which serves as the investment manager to GLG North American Opportunity Fund, may be deemed to be the beneficial owner of all shares owned by GLG North American Opportunity Fund. In addition, GLG Partners Limited, which serves as the general partner of GLG Partners, LP, and each of Noam Gottesman, Pierre Lagrange and Emmanuel Roman, who serve as a managing director of GLG Partners Limited with the power to exercise investment discretion, may each be deemed to be the beneficial owner of all shares owned by GLG North American Opportunity Fund. Each of GLG Partners LP, GLG Partners Limited and Messrs. Gottesman, Lagrange and Roman, hereby disclaims any beneficial ownership of any such shares, except for their indirect pecuniary interests.

(2)	Includes (i) 1,415 shares, (ii) 8,470 shares issuable upon exercise of options at $4.25 per share which expire on January 2, 2008 and 2009, (iii) 17,647 shares issuable upon exercise of options at $5.61 per share which expire on May 6, 2008 and (iv) 50,000 shares underlying options which vested on June 20, 2007 along with the closing of our underwritten public offering in the United States. Also includes (i) 39,678 shares (ii) 35,365 shares, and (iii) 1,618 ASX Options held by the an affiliate of Mr. Payne, Geizo Pty. Ltd, as trustee for the RA Payne Family Trust (the “Payne Family Trust”); and 6,415 shares and 10,791 shares held by Geizo Pty Ltd. as trustee for the RA Payne Super Fund.

(3)	Includes (i) 2,706 ASX Options, (ii) 87,907 Shares issuable upon exercise of at A$8.50 per share and (iii) 100,000 shares underlying options which vested on June 20, 2007 along with the closing of our underwritten public offering in the United States. Also includes (i) 330,000 shares held by Mr. Robert Parry and his son, Gareth Parry, as trustee for the FEIM Trust (the “FEIM Trust”), the beneficiaries of which include the heirs of Frank Ernest Parry, Mr. Robert Parry’s father, (ii) 404 shares and 302 shares held by Mr. Parry’s spouse, (ii) 278 shares and 472 Shares held in partnership by the Hewitt, Parry Edwards and Rodgers and (iii) 223 shares and 394 shares held in partnership by Hewitt, Parry, Edwards. Mr. Parry has voting and disposition control over all shares held by the FEIM Trust or in partnership with others.

(4)	Includes 3,350 ASX Options and 100,000 shares underlying options which vested on June 20, 2007 along with the closing of our underwritten public offering in the United States. Also includes (i)10,353 shares and (ii) 691 ASX Options held in Mr. Hann’s Australian superannuation fund accounts (retirement account).

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

During fiscal 2006 and 2007 to date the following related party transactions occurred in addition to the transactions disclosed elsewhere in this prospectus.

By a lease dated October 31, 2001 between the Barrington Street Partnership (in respect of which Robert Parry, Geoffrey Hann and Richard Payne comprise three of the four partners) as landlord,

ZBB Technologies, Ltd. as tenant and the company as guarantor, as varied by a deed of variation between such parties dated June 15, 2002, the premises at 240 Barrington Street, Bibra Lake, Western Australia are leased by ZBB Technologies Ltd for a period of 5 years commencing November 1, 2001. The current rental is A$66,500 ($49,875) per annum based on an independent rental valuation in June 2004. ZBB Technologies, Ltd. has two options of renewal, each of five years and an option to buy the property at any time during the term or any extended term after July 31, 2006 at the then current market value, subject to an annual CPI adjustment. ZBB Technologies, Ltd. has exercised its option to renew the lease for the first five year term commencing November 1, 2006. Moreover, it is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from unaffiliated third parties.

We believe that we have executed all of the transaction set forth above on terms no less favorable to us than we could have obtained from unaffiliated third parties on an arms-length transaction. Additionally, all of the foregoing transactions have been approved by both a majority of the board and a majority of disinterested directors. It is our intention to ensure that all future transactions including loans or any other transactions or commitments between us, our officers and directors and their affiliates are approved by a majority of the board of disinterested board members, and are on terms obtained at an arms-length transactions that are no less favorable to us than we could obtain from unaffiliated third parties. Moreover, it is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from unaffiliated third parties.

Conflicts of Interest

Certain potential conflicts of interest are inherent in the relationships between our officers and directors of and us.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors.

With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

Our Subsidiaries.

As of October 2, 2007, our two wholly-owned subsidiaries are ZBB Technologies, Inc., a Wisconsin corporation, and ZBB Technologies, Limited, an Australian corporation. We also have a 49% equity interest in ZBB China Pty Limited, a joint venture company with China Century Group, which owns 51%.

Item 13.	Exhibits.

Exhibit
No.	Description

1 .	Underwriting Agreement dated as of June 15, 2007 between ZBB Energy Corporation and Empire Financial Group, Inc.(2)
3.1	Articles of Incorporation of ZBB Energy Corporation as amended dated February 16, 1998, as amended.(1)
3.2	By-laws of ZBB Energy Corporation.(1)
3.3	Amended By-laws of ZBB Energy Corporation, as adopted on October 28, 2004.(4)
3.4	Audit Committee Charter of ZBB Energy Corporation.(5)
3.5	Compensation Committee Charter of ZBB Energy Corporation.(5)
3.6	Nominating Committee Charter of ZBB Energy Corporation.(7)

Exhibit
No.	Description

4 .	Form of 8% Senior Secured Note dated as of June 14, 2006 by ZBB Energy Corporation under Bushido Loan.(1)
4.1	Registration Rights Agreement, dated as of June 14, 2006 between ZBB Energy Corporation and certain Investors.(1)
4.2	Moratorium Agreement dated as of October 5, 2006, between ZBB Energy Corporation and Montgomery Equity Partners Ltd. [sic](1)
4.3	Moratorium Agreement dated as of March 14, 2007, between ZBB Energy Corporation and Montgomery Capital Partners Ltd.(3)
4.4	Form of Stock Certificate.(4)
5.1	Opinion of Hodgson Russ, LLP. (8)
10 .	Pledge and Escrow Agreement dated as of June 14, 2006 between ZBB Energy Corporation and Crucian Transition Inc. and Tarter Krinsky & Drogin LLP, as Escrow Agent.(2)
10.1	Note Purchase Agreement dated as of June 14, 2006 Between ZBB Energy Corporation and certain Purchasers.(1)
10.2	Security Agreement dated as of June 14, 2006 between ZBB Energy Corporation and certain Secured Parties and Crucian Transition Inc.(1)
10.3	Subsidiary Security Agreement dated as of June 14, 2006 between ZBB Technologies, Ltd. and certain Secured Parties and Crucian Transition Inc.(1)
10.4	Subsidiary Security Agreement dated as of June 14, 2006 between ZBB Technologies, Inc. and certain Secured Parties and Crucian Transition Inc.(1)
10.5	Guaranty Agreement dated as of June 14, 2006 by and among the Guarantors and Buyers of ZBB Energy Corporation.(1)
10.6	Validity and Support Guaranty Agreement dated as of June 14, 2006 in favor of the Buyers of ZBB Energy Corporation.(1)
10.7	Strategic Growth International Agreement dated as of March 22, 2006 between ZBB Energy Corporation and Strategic Growth International.(1)
10.8	Contract dated as of February 14, 2006 between ZBB Energy Corporation and California Energy Commission.(1)
10.9	Montgomery Capital Loan Agreement dated as of February 9 , 2006 between ZBB Energy Corporation and Montgomery Capital Loan Partners L.P.(1)
10.10	41 Broadway Associates LLC Consulting Agreement dated as of January 2006, between ZBB Energy Corporation and 41 Broadway Associates LLC.(3)
10.11	Empire Engagement Agreement relating to offering dated as of November 09, 2005 between ZBB Energy Corporation and Empire Financial Group, Inc.(1)
10.12	Subscription and Investment Representation Agreement in connection with Empire Notes and October Notes.(1)
10.13	1998 Outside Director Stock Option Plan dated as of July 3, 1998 between ZBB Energy Corporation and Non Employee Directors.(1)
10.14	1998 Key Employee Stock Option Plan dated as of July 3, 1998 between ZBB Energy Corporation and Key Employees.(1)
10.15	2005 Employee Option Scheme between ZBB Energy Corporation and Employees.(1)
10.16	2002 Stock Option Plan dated as of February 4, 2002 between ZBB Energy Corporation and Employees.(1)
10.17	Employment Agreement dated as of October 4, 2006 between ZBB Energy Corporation and Geoffrey D. Hann.(1)
10.18	Employment Agreement dated as of October 4, 2006 between ZBB Energy Corporation and Robert J. Parry.(1)
10.19	Lease dated November 1, 2001 between Geoffrey Hann, Robert Parry, Michael Palmer, Richard Payne and ZBB Energy Technologies, Ltd. and ZBB Energy Corporation.(1)
10.20	Variation of Lease dated June 1, 2002 between Geoffrey Hann, Robert Parry, Michael Palmer, Richard Payne and ZBB Energy Technologies, Ltd. and ZBB Energy Corporation.(1)
10.21	Form of Stock Purchase Warrant dated as of June 14, 2006 issued by ZBB Energy Corporation under Bushido Loan.(1)

Exhibit
No.	Description

10.22	Form of Warrant issued by ZBB Energy Corporation in connection with Empire Notes and October Notes.(1)
10.23	15% Convertible Promissory Note, issued by ZBB Energy Corporation in connection with Empire Notes and October Notes.(1)
10.24	Letter Agreement dated as of July 13, 2006 between ZBB Energy Corporation, 41 Broadway Associates, LLC and its members.(3)
10.25	Form of Warrant issued to Empire Financial Group, Inc. in connection with investment banking activities, expiring September 30, 2011.(6)
10.26	Form of Lock-Up Agreement used in connection with Warrants issued to Empire Financial Group, Inc. in connection with investment banking activities.(6)
10.27	Letter of Intent between ZBB Energy Corporation and Empire Financial Group, Inc., dated as of June 28, 2006 with respect to underwritten offering.(6)
10.28	Amendment, dated May 11, 2007, to Letter of Intent between ZBB Energy Corporation and Empire Financial Group, Inc.(6)
10.29	August 7, 2007 agreement between ZBB Energy Corporation and ABS SOS-Plus Partners, Ltd. (“ABS SOS”), Bushido Capital Master Fund, L.P. (“Bushido”) and Pierce Diversified Strategy Master Fund (“Pierce”)
10.30	Registration Rights Agreement, dated August 7, 2007, between ZBB Energy Corporation and ABS SOS-Plus Partners, Ltd.
10.31	Letter agreement dated as of July 11, 2007 between ZBB ZBB Energy Corporation and Montgomery Equity Partners Ltd., general partner of Montgomery Capital Partners L.P.
21 .	List of ZBB Energy Corporation Subsidiaries.(1)
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as exhibit to original filing of Registration Statement of the Company on October 27, 2006 (File No. 333-138243).

(2)	Filed as exhibit to Amendment No. 1 to Registration Statement of the Company, as filed on February 13, 2007 (File No. 333-138243).

(3)	Filed as exhibit to Amendment No. 2 to Registration Statement of the Company, as filed on March 19, 2007 (File No. 333-138243).

(4)	Filed as exhibit to Amendment No. 3 to Registration Statement of the Company, as filed on April 13, 2007 (File No. 333-138243).

(5)	Filed as exhibit to Amendment No. 4 to Registration Statement of the Company, as filed on April 26, 2007 (File No. 333-138243).

(6)	Filed as exhibit to Amendment No. 5 to Registration Statement of the Company, as filed on May 14, 2007 (File No. 333-138243).

(7)	Filed as exhibit to Amendment No. 6 to Registration Statement of the Company, as filed on June 15, 2007 (File No. 333-138243).

(8)	Filed as exhibit to Amendment No. 7 to Registration Statement of the Company, as filed on June 15, 2007 (File No. 333-138243).

Item 14.	Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected PKF, Certified Public Accountants, A Professional Corporation our auditors for the year ended June 30, 2007.

Audit Fees

PKF, Certified Public Accountants, A Professional Corporation billed us $88,850 in fees for audit services for the year ended June 30, 2007.

Audit-Related Fees

We paid fees of $54,000 to PKF, Certified Public Accountants for assurance and related services that are not reported under Audit Fees above, during our fiscal years ending June 30, 2007.

Tax and All Other Fees

We did not pay any fees to PKF, Certified Public Accountants, for tax compliance, tax advice, tax planning or other work during our fiscal years ending ending June 30, 2007 and June 30, 2006.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by PKF, Certified Public Accountants, A Professional Corporation, the estimated fees related to these services.

With respect to the audit of our financial statements as of June 30, 2007, and for the year then ended, none of the hours expended by PKF, Certified Public Accountants, engagement to audit those financial statements were attributed to work by persons other than PKF, full-time, permanent employees.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ZBB Energy Corporation
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheet of ZBB Energy Corporation and subsidiaries as of June 30, 2007 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZBB Energy Corporation and subsidiaries at June 30, 2007 and the results of their operations and their cash flows for the years ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/  PKF
Certified Public Accountants
A Professional Corporation

New York, New York
October 9, 2007

ZBB Energy Corporation

Consolidated Balance Sheet

June 30, 2007

Assets
Current assets:
Cash and cash equivalents	$17,823,022
Accounts receivable	192,768
Other receivables	36,602
Inventories	1,272,568
Prepaids and other current assets	319,790

Total current assets	19,644,750

Long-term assets:
Property, plant and equipment, net	3,570,386
Investment in joint venture	213,025
Goodwill	803,079

Total assets	$24,231,240

Liabilities and Shareholders’ Equity
Current liabilities:
Bank loans	1,890,379
Accounts payable	836,183
Accrued loss on contracts	357,250
Deferred revenues	336,305
Accrued compensation and benefits	84,148
Notes payable	4,523,060

Total current liabilites	8,027,325

Long-term liabilities:
Bank loans	285,712

Total liabilities	$8,313,037

Shareholders’ equity
Common stock ($0.01 par value); 150,000,000 authorized 10,087,090 shares issued and outstanding	100,871
Additional paid-in capital	44,994,333
Note receivable from shareholders	(808,333)
Accumulated other comprehensive (loss)	(1,546,537)
Accumulated (deficit)	(26,822,131)

Total shareholders’ equity	$15,918,203

Total liabilities and shareholders’ equity	$24,231,240

See accompanying notes to consolidated financial statements

ZBB Energy Corporation

Consolidated Statements of Operations

	Years Ended June 30,
	2007	2006

Revenues
Contracts	$583,819	$526,807
Other operating revenues	—	13,592

Total Revenues	583,819	540,399

Cost and Expenses
Cost of contracts	548,356	524,320
Other operating costs	—	2,661
Selling, General, and Administrative	2,783,033	1,341,578
Research and Development	1,249,053	676,948
Depreciation and Amortization	259,668	150,362
Accrued loss on contract	—	357,250

Total Costs and Expenses	4,840,110	3,053,119

Loss from Operations	(4,256,291)	(2,512,720)
Other Income (Expense)
Interest income	57,822	4,287
Interest expense	(910,096)	(148,534)
Income from lease termination agreement	—	160,000
Deferred finance fees	(583,258)	(41,313)
Finance charges	(3,133,665)	(408,925)
Debt extinguishment expenses	(864,712)	—
Other income (expense)	60,468	12,813

Total Other Income (Expense)	(5,373,441)	(421,672)

Loss before provision for Income Taxes	(9,629,732)	(2,934,392)
Provision for Income Taxes	—	—

Net Loss	$(9,629,732)	$(2,934,392)

Net Loss per share —
Basic and diluted	$(1.80)	$(0.60)

Weighted average shares-basic and diluted:
Basic	5,361,010	4,858,213

Diluted	5,361,010	4,858,213

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation

Consolidated Statements of Changes in Shareholders’ Equity
June 30, 2007

				Note	Accumulated
				Receivable	Other		Total
	Number of	Common	Add’l Paid-in	from	Comprehensive	Accumulated	Shareholders’	Comprehensive
	Shares	Stock	Capital	Shareholders	(Loss)	Deficit	Equity	(Loss)

Balance: June 30, 2005	4,821,449	$48,214	$18,889,500	—	$(1,612,815)	$(14,258,007)	$3,066,892

Stock Options Exercised	73,529	735	229,587				230,322
Issuance of common stock pursuant to notes payable conversions	23,640	236	49,764				50,000
Convertible Notes-embedded equity feature			700,000				700,000
Issuance of warrants with notes payable — Bushido loan			243,225				243,225
Net Loss						(2,934,392)	(2,934,392)	$(2,934,392)
Net Translation Adjustment					(25,094)		(25,094)	(25,094)

Balance: June 30, 2006	4,918,618	$49,186	$20,112,076	—	($1,637,909)	($17,192,399)	$1,330,954	$(2,959,486)

Issuance of common stock 41 Broadway Assoc	294,118	2,941	997,059	(1,000,000)
Issuance of common stock pursuant to conversions	36,888	369	59,631				60,000
Convertible debt accrued interest add’l embedded conversion feature			25,808				25,808
Convertible notes issued embedded conversion feature benefits			1,130,000				1,130,000
Reduction of note receivable from stockholder				191,667			191,667
Stock Options Exercised	9,882	99	41,901				42,000
Options issued			171,013				171,013
Issuance of common stock public offing — net of underwriters’ cost	3,333,333	33,333	18,376,667				18,410,000
Issuance of common stock pursuant to convertible note conversions	836,395	8,364	2,498,941				2,507,305
Issuance of common stock warrant grants and exercise — Bushido loan	657,856	6,579	2,312,357				2,318,936
Warrants issued-public offering/underwriters			265,935				265,935
Public offering costs			(1,408,390)				(1,408,390)
Montgomery debt redemption warrants issued in lieu of conversion			411,335				411,335
Net Loss						(9,629,732)	(9,629,732)	$(9,629,732)
Net Translation Adjustment					91,372		91,372	91,372

Balance: June 30, 2007	10,087,090	$100,871	$44,994,333	$(808,333)	$(1,546,537)	$(26,822,131)	$15,918,203	$(9,538,360)

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(9,629,732)	$(2,934,392)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	259,668	150,362
Accrued interest-converted to equity on conversions	234,805	—
Accrued interest on notes payable	369,109	49,785
Options issued	171,013	—
Payments applied to note receivable for consulting fees	191,667	—
Finance charges	3,133,665	400,000
Amortization of deferred finance fees	534,775	112,790
Debt extinguishment expenses	864,712	—
(Increase) decrease in operating assets:
Accounts receivable	(28,670)	(121,317)
Inventory	155,845	(469,069)
Prepaids and other current assets	106,192	(204,161)
Increase (decrease) in operating liabilities:
Accounts payable	546,041	131,140
Accrued expenses	26,061	(3,448)
Accrued loss on contracts	—	357,250
Deferred revenues	(336,768)	(274,159)

Net cash used in operating activities	(3,401,618)	(2,805,220)

Cash flows from investing activities
Capital expenditures	(201,667)	(2,290,472)
Increase in other assets	—	8,975

Net cash (used) in investing activities	(201,667)	(2,281,497)

Cash flows from financing activities
Bank loans and other borrowings	117,223	1,895,976
Proceeds from exercise of stock warrants	1,113,333	—
Proceeds from exercise of stock options	42,000	230,322
Proceeds from issue of notes payable	2,260,000	3,670,000
Proceeds from public offering — net of underwriter fees	18,410,000	—
Public offering costs	(1,142,635)	—
Deferred finance fees	(106,250)	(563,190)

Net cash provided by financing activities	20,693,671	5,233,108

Effect of exchange rate changes on cash	(61,972)	(25,097)
Net increase in cash and cash equivalents	17,028,416	121,295
Cash and cash equivalents — beginning of year	794,606	673,311

Cash and cash equivalents — end of year	$17,823,022	$794,606

Cash paid for interest	$326,964	$98,749
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock pursuant to conversion of convertible notes	2,567,305	50,000
Increase in paid-in capital pursuant to warrants issued — Bushido loan	1,205,603	—
Beneficial conversion features on convertible debt issued	1,155,808	400,000
Options issued — directors and officers	171,013	—
Warrants issued — public offering/underwriters	265,935	—

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

NOTE 1 —	NATURE OF ORGANIZATION

ZBB Energy Corporation (“ZBB” or the “Company”) develops and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc-bromine rechargeable electrical energy storage technology. ZBB was incorporated under the laws of Wisconsin in 1998.

The Company develops, manufactures, and markets energy storage systems, with electric utility applications as its initial market. This scaleable, mobile system is ideally suited for a number of market applications, including:

•	Load management for generation, transmission and distribution utilities, energy service companies, and large industrial customers, allowing peak shaving and deferral of capital expenditures that otherwise would be required to alleviate utility system constraints

•	Uninterruptible power supply (“UPS”) providing power and quality protection for voltage, current, or frequency deviations

•	Storage of renewable wind and solar energy production in both grid connected and grid independent environments

The consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, ZBB Technologies, Inc. (ZBBT, Inc.) manufacturing facility in the U.S., and ZBB Technologies, Ltd., the Perth, Australia based research and development facility. ZBB China Pty Ltd, a joint venture company, was formed in March 2006, to assist in the development of Asian markets.

NOTE 2 —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company accounts for its 49% investment in ZBB China Pty Ltd, a joint venture company, under the “equity” method of accounting.

Stock Split

The Company completed a 1-for-17 reverse stock split immediately prior to the Company completing its public offering on June 20, 2007. All share and per share information included in these financial statements has been restated for this reverse stock split.

Foreign Currency

The Company uses the United States dollar as its reporting currency, while the Australian dollar is the functional currency of two of its operating units. Assets and liabilities of the Company’s international operations are translated into United States dollars at exchange rates that are in effect as at the balance sheet date while equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which were applicable during the reporting period. Translation adjustments are accumulated in Accumulated Other Comprehensive Income (Loss) as a separate component of Shareholders’ Equity in the consolidated balance sheet. No gain or loss on translation is included in the net loss.

ZBB Energy Corporation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported on. Actual results could differ from those estimates. Estimates are used in accounting for among other things, recognition of revenue, allowances for uncollectible receivables, impairment of assets, depreciation, and valuations of equity and debt instruments. Estimates and assumptions are reviewed periodically and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Income Tax

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, “Accounting for Income Taxes”. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Deferred tax assets, if any, are recorded at the likely realizable amounts as at the balance sheet dates.

Property, Plant and Equipment

Land, building, equipment, computers and furniture and fixtures are recorded at cost. Maintenance, repairs and betterments are charged to expense.

Finished goods normally held for sale to customers may sometimes be used in demonstration and testing by customers. During these periods that the units are transferred from Inventory to Plant and Equipment they are depreciated over the period in use. Since the intent is for these units to be eventually sold they are returned to Inventory upon the completion of customer demonstration and testing at their written down value.

Depreciation

Depreciation is provided for all Property, Plant and Equipment (excluding land) on a straight line basis over estimated useful lives of the assets.

The depreciation rate used for each class of depreciable assets is:

Depreciation Rate

Manufacturing Equipment	3-15 years
Office Equipment	3-8 years
Building	40 years

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal Of Long-Lived Assets,” the Company assesses potential impairments to its long-lived assets including property, plant and equipment when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset, being the higher of the asset’s fair value less costs to sell and value in use, is compared to the asset’s carrying value. Any excess of the asset’s carrying

ZBB Energy Corporation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value over its recoverable amount is expensed to the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.

Goodwill

Goodwill represents the cost of acquisition of a group of assets in excess of the net fair value of the identifiable assets.

Following initial recognition, goodwill is measured at cost less any accumulated impairment losses. Goodwill is not amortized but reviewed for impairment annually or more frequently if events or changes in circumstances indicate that its carrying value may be impaired.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

The Company maintains its cash deposits with a few high credit quality financial institutions predominately in the United States. At times such balances may exceed federally insurable limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of raw materials, work in progress and finished goods held for resale.

Costs incurred in bringing each product to its present location and conditions are accounted for as follows:

•	Raw materials — purchased cost of direct material

•	Finished goods and work-in-progress — purchase cost of direct material plus direct labor plus a proportion of manufacturing overheads.

Revenue Recognition

The Company contracts with its customers to develop, manufacture, and install its energy storage systems under long-term contracts. The Company recognizes revenue under the percentage-of-completion method. Revenue is recognized proportionally as costs are incurred and compared to the estimated total costs for each contract. The amount of revenue deferred as of June 30, 2007 is $336,305 based on the $1,882,042 billed under the terms of the current contracts, less $1,545,736 recognized as revenue to date. Included in the deferred revenue was $160,000 received from ZBB China Pty Ltd, a 49% owned joint venture company (see Note 14 — Related Party Transactions).

As the Company’s energy storage systems are in their later stages of development, actual costs incurred could differ materially from those previously estimated. Once the Company has established that its costs can be reasonably estimated, costs to complete an individual contract in excess of revenue will be accrued upon identification. As of June 30, 2007 provisions of $357,250 have been identified and accrued on existing contracts.

For the years ended June 30, 2007 and 2006, substantially all of the Company’s revenue was from a multi-year contract with one customer.

ZBB Energy Corporation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss per Share

The Company adopted Statement of Financial Accounting Standards No. 128 which requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (Net loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded.

Net losses per share for fiscal 2007 and 2006 are not adjusted for anti-dilutive shares, as the Company incurred net losses for these years. Shares of common stock issuable upon the exercise of stock options and warrants, 100,588 and 117,647 at June 30, 2007 and 2006 respectively, have been excluded from the computation of net loss per share as their effect would have been anti-dilutive. Any shares which may result from the conversion of convertible debt, but have not been converted as of June 30, 2007 have also been excluded from the computation of net loss per share as their effect would have been anti-dilutive.

Convertible Notes

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and Emerging Issues Task Force (“EITF”) 00-19, “Accounting for Derivative Financial Instruments Indexed to and potentially settled in a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 the Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-convertible notes which qualify as equity under EITF 00-19, in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments,” Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of July 1, 2006.

ZBB Energy Corporation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development

The Company expenses research and development costs as incurred. These costs consist primarily of labor, overhead, materials to build prototype units, materials for testing, consulting fees and other costs. Intellectual property, including internally generated patents and know-how is carried at no value.

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net translation adjustments applicable for the years ended June 30, 2007 and 2006.

Recent accounting pronouncements

SFAS 157 Fair Value Measurements (September 2006)

This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged.

SFAS 159 The Fair Value Option for Financial Assets and Financial Liabilities (February 2007)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without being required to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007.

FIN No. 48 Accounting for Uncertainty in Income Taxes (July 2006)

Also known as Interpretation No. 48, this interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adoption of this interpretation.

SAB No. 108 Prior Year Misstatements (September 2006)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment, and is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 had no impact on the Company’s financial statements in 2007.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant effect on its balance sheet or statement of operations.

ZBB Energy Corporation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 —	INVENTORIES

Inventory balances are comprised of the following amounts as of June 30, 2007:

Raw materials	$443,893
Work in progress	346,389
Finished goods	482,286

TOTAL	$1,272,568

NOTE 4 —	PROPERTY, PLANT & EQUIPMENT

Office equipment	$102,426
Manufacturing equipment	1,917,880
Test units	983,874
Building	1,996,134
Land	217,000

5,217,314
Less, accumulated depreciation	(1,646,928)

Net Property, Plant & Equipment	$3,570,386

NOTE 5 —	INVESTMENT IN JOINT VENTURE

In March 2005, the Company acquired a 49% interest in ZBB China Pty Ltd. The joint venture company is licensed to distribute ZBB energy storage systems into the Chinese market.

During the years ended June 30, 2007 and 2006 there was no significant activity in the joint venture company.

NOTE 6 —	GOODWILL

The Company through a series of transactions in March 1996 acquired ZBBT, Inc., a wholly-owned subsidiary.

Goodwill is the excess of the purchase price paid over the fair value of the identifiable net assets acquired in purchase business combinations. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under Statement 142, goodwill and other intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess.

The goodwill amount of $1.134 million, the difference between the price paid for ZBBT, Inc. and the net assets of the acquisition, amortized through fiscal 2002, results in the net goodwill amount of $803,079 as of June 30, 2007.

NOTE 7 —	NOTE RECEIVABLE-SHAREHOLDER

In July 2006, the Company agreed to a stock sale agreement with 41 Broadway Associates, LLC. Under the terms of the agreement the Company sold to 41 Broadway Associates a total of 294,118 shares in

ZBB Energy Corporation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration for a $1,000,000 promissory note from 41 Broadway Associates, bearing interest at 4% per annum and payable in installments over 5 years. None of the members of 41 Broadway Associates are affiliated with each other or were or are officers, directors or otherwise affiliated with the company. Neither 41 Broadway Associates nor any of its members owns individually or in the aggregate of record or beneficially 5% or more of the Company’s shares.

As of June 30, 2007 the Company is owed $808,333 on the note, which is reflected as a reduction to Shareholders’ equity (deficit), and $36,602 in accrued interest.

NOTE 8 —	INCOME TAXES

The Company did not record a provision for federal, state or foreign income taxes for the years ended June 30, 2007 and 2006. The Company has not recorded a benefit for deferred tax assets as its realizability is uncertain.

The Company’s combined effective income tax rate differed from the U.S federal statutory income tax rate as set forth below:

	2007	2006

Income tax benefit computed at the federal statutory rate	(34)%	(34)%
Foreign rate differential	4%	4%
Change in valuation allowance	30%	30%

Total	0%	0%

Significant components of the Company’s net deferred tax assets as of June 30, 2007 and 2006 were as follows:

	2007	2006

Net operating loss carryforwards	$6,781,267	$4,538,607
Foreign loss carryforwards	826,494	690,080
Deferred tax asset valuation allowance	(7,607,761)	(5,228,686)

Total deferred tax assets	$—	$—

As of June 30, 2007, the Company had U.S net operating loss carryforwards of approximately $19,900,000 which begins to expire in 2014 for federal tax purposes. The Company also has gross foreign tax loss carryforwards of approximately $2,755,000 that are available to offset future liabilities for foreign income taxes. Substantially all of the foreign tax losses are carried forward indefinitely, subject to certain limitations.

A valuation allowance has been established for certain future income tax benefits related to income tax loss carryforwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. During 2007, the valuation allowance increased by $2,379,075.

NOTE 9 —	NOTES PAYABLE AND CONVERTIBLE DEBT

$1,000,000 Montgomery Capital Partners LP Convertible Debt Facility

On February 28, 2006 the Company borrowed $1,000,000 from Montgomery Capital Partners L.P., and entered into a convertible loan and warrant agreement (the “Montgomery Notes”). Interest on this facility accrued at 10% per annum compounded monthly with a default rate of 13% and becomes payable in full on the earliest to occur of the consummation by the Company of any major financing, a default, or February 28, 2008. In July 2007, as per the Montgomery Note agreement and subsequent to the closing of the June 2007 public offering, the Company repaid all of the debt outstanding ($1,192,918 as of June 30, 2007).

ZBB Energy Corporation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended June 30, 2007, Montgomery Capital received 36,888 shares from converting loan principal of $60,000. All outstanding debt discounts and deferred finance charges were amortized and expensed in full as of June 30, 2007 to reflect the complete fulfillment of all debt obligations which occurred in July 2007.

$2,226,666 Bushido Loan

On June 22, 2006 the Company entered into a Note Purchase Agreement with Bushido Capital Master Fund, L.P.; ABS SOS-Plus Partners, Ltd; and Pierce Diversified Strategy Master Fund, (the “Bushido Lenders”) pursuant to which the Company issued an aggregate of $2,226,667 face amount of secured promissory notes at a 25% original issue discount and warrants to purchase the Company’s common stock (the “Bushido Warrants”). Interest on the Bushido Loan accrues at 8%, payable quarterly on 75% of the face amount of the notes. The Bushido loan is due in full on the earliest to occur of a default under the Bushido loan or July 14, 2008. The Bushido loan is secured by a mortgage on the Company’s Wisconsin Property, a lien on all of its assets and a pledge of all of the shares of the Company’s subsidiaries, and of all of the Company’s shares of ZBB China Pty Ltd. Subsequent to the June public offering, the Company agreed to the early redemption of the loan which was fully redeemed in August 2007. All outstanding debt discounts and deferred finance charges were amortized and expensed in full as of June 30, 2007 to reflect the agreed upon redemption of all debt obligations which were repaid in August 2007.

Convertible Promissory Notes (“Empire Notes”)

Between April and June of 2006 the Company issued $1,000,000 of convertible promissory notes (the “Empire Notes”) to 24 accredited investors in a private placement transaction for which Empire Financial Group acted as placement agent. The Empire Notes accrue interest at 15% per annum and are due on June 30, 2007. Each lender has the right to receive payment in full along with a warrant to purchase such number of shares of common stock equal to 50% of the principal amount of the Note at an exercise price equal to 120% of the offering price in the Company’s forthcoming IPO. Alternatively, each lender can choose to convert the principal and interest owed into the Company’s common stock at a conversion price equal to 50% of the offering price in the Company’s forthcoming IPO. On issuance of the convertible notes, there was deemed to be an embedded conversion benefit feature available to the note holders to convert the notes into shares at a discount to market value. This “embedded conversion benefit discount” resulted in additional paid-in capital recorded at the time the notes were issued of $500,000 amortized over the term of the notes.

Between July 2006 and May 2007 the Company issued a further $2,260,000 of convertible promissory notes to an additional three funds, under the same terms as above. On issuance of the convertible notes, there was deemed to be an embedded conversion benefit feature available to the note holders to convert the notes into shares at a discount to market value. This “embedded conversion benefit discount” resulted in additional paid-in capital recorded at the time the notes were issued of $1,130,000 amortized over the term of the notes.

During the year ended June 30, 2007, $2,507,305 of principal and accrued interest was converted into 836,395 of the Company’s shares at $3.00 per share. All outstanding debt discounts and deferred finance charges were amortized and expensed in full as of June 30, 2007 to reflect the activity subsequent to June 30, 2007 and prior to the issuance of the financial statements which resulted in either the redemption or conversion of all principal and interest outstanding during July and August 2007.

As of June 30, 2007, $987,500 of principal, and $87,772 of accrued interest is outstanding. Subsequent to June 30, 2007 all principal and interest outstanding on the notes were either repaid ($597,504 in principal and interest) or converted into common shares ($477,768 in principal and interest converted into 159,256 shares) of the Company.

ZBB Energy Corporation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	BANK LOANS AND NOTES PAYABLE

At June 30, 2007 the Company’s debt consisted of the following:

Notes payable, includes accrued interest of $418,894 (see Note 9)	$4,523,060
Bank loans	1,890,379

Short-term debt	$6,413,439

Bank loans	285,712

Long-term debt	$285,712

Subsequent to the year ended June 30, 2007 the Company came to terms with all the note and convertible debt holders to retire all principal and interest outstanding.

Interest on the bank loans is calculated at prime rate, secured by the property and equipment, with a balance at June 30, 2007 of $2,176,091. The Company is currently in negotiations with its lenders to convert their outstanding bank loan balances to long-term.

Maximum aggregate annual principal payments for the 12 month periods subsequent to June 30, 2007 are as follows:

2008	$6,413,439
2009	100,036
2010	108,608
2011	77,068

$6,699,151

NOTE 11 — EMPLOYEE/DIRECTOR OPTION PLANS

In 1998 the Company entered into a Key Employees Stock Option Plan (KESOP) whereby a stock option committee comprising three Directors was given the discretion to grant up to 282,353 options to key employees of the Company. At June 30, 2007 all KESOP options had been granted. During the year ended June 30, 2007 no KESOP options were exercised. At June 30, 2007 there remains 4,412 KESOP options with an exercise price of $8.50 and exercise date of March 15, 2008 outstanding.

In 1998 the Company entered into an Outside (Non-Executive) Directors Stock Option Plan (ODSOP) whereby 70,588 options were issued to Non-Executive Directors over a five year period commencing on January 2, 1999. At June 30, 2003 all ODSOP options had been granted. During the period ended June 30, 2007, 9,882 ODSOP options were exercised. At June 30, 2007 there are 8,470 ODSOP options with an exercise price of $4.25 with an exercise date of January 2, 2008 outstanding.

In 2002 the Company established the Company’s 2002 Stock Option Plan (“SOP”) whereby a stock option committee comprising all Directors was given the discretion to grant up to 617,647 options to key employees of the Company at exercise prices to be determined (but in any case not less than $5.67 per share) and exercise dates at times to be determined by the Company. During the year ended June 30, 2007 no 2002 SOP options were exercised. At June 30, 2007 there remains 197,728 options with exercise prices of not less than US$5.61 and exercise dates up to March 30, 2010 outstanding. A further 193,213 options are available to be issued under the SOP. No options were exercised under this plan in 2006 and 2007.

During the 2005 financial year the Company established an Employee Option Scheme whereby at the discretion of the Board of Directors of the Company, options could be granted to employees and Directors of the Company or any company related to it. The maximum number of options that could be granted in aggregate at any time under this option scheme is equivalent to 5% of the total number of shares on issue in

ZBB Energy Corporation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company (as if all options issued under any employee or executive option scheme had been exercised, excluding this plan). The options will not be listed nor are they transferable. As of June 30, 2007 there are 274,546 options available for future grant. Any options issued under this scheme expire 5 years after they are vested in the holder. The exercise price for options issued under this scheme is an amount determined by Directors provided that in no event the exercise price shall be a price less than 10% higher than the weighted average market price for shares on the AMEX over the last 20 days on which sales in shares were recorded on the AMEX immediately preceding the date of grant of the option. During the year ended June 30, 2007 250,000 options were granted leaving a balance of 274,546 options available for future grant.

Information with respect to activity under the employee and director plans is as follows:

		Weighted-Average
		Exercise Price
Stock Option Activity	Number of Options	per Share

Balance at June 30, 2005	271,875	$5.78

Options granted	—	—
Options expired	(14,118)	4.25
Options exercised	—	—

Balance at June 30, 2006	257,757	$5.86

Options granted	250,000	3.82
Options expired	(37,264)	5.61
Options exercised	(9,882)	4.25

Balance at June 30, 2007	460,611	$4.81

At June 30, 2007 the Company had 467,759 options available for future grant.

The following table summarizes information relating to the stock options outstanding at June 30, 2007:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average		Average
	Options	Contractual Life	Exercise	Number of	Exercise
Range of Exercise Prices	Outstanding	(In Years)	Price	Options	Price

$3.06-3.82	250,000	5.0	$3.82	250,000	$3.82
$4.25-5.61	118,292	0.8	$5.51	118,292	$5.51
$6.51-8.50	92,319	2.7	$6.61	92,319	$6.61

Balance at June 30, 2007	460,611	3.4	$4.81	460,611	$4.81

NOTE 12 —	NON RELATED PARTY OPTIONS

At June 30, 2007 there are 286,765 options (issued one option per four shares acquired through the Australian IPO, March 2005) with an expiration date of December 2007 and an exercise price of $6.46 issued and outstanding.

At June 30, 2007 there are 314,176 options (per Australian IPO brokerage agreement) with an expiration date of December 2007 and an exercise price of $6.46 issued and outstanding.

At June 30, 2007 there are 117,647 options (per Montgomery Capital Partners LP Convertible Debt Facility) with an expiration date of April 2008 and an exercise price of $2.21 issued and outstanding.

ZBB Energy Corporation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2007 there are 120,023 options (per Empire brokerage agreement) with an expiration date of September 2011 and an exercise price of $3.23 issued and outstanding.

At June 30, 2007 there are 50,000 options (per Empire brokerage agreement) with an expiration date of June 2012 and an exercise price of $7.20 issued and outstanding.

At June 30, 2007 there are 195,800 options (Strategic Growth International) with an expiration date between March 2011 and June 2012 and an exercise price of between $3.75 and $7.20 issued and outstanding.

The table below summarizes non-related party option balances:

		Weighted-Average
Stock Options		Exercise Price
Non-Related Party Activity	Number of Options	per Share

Balance at June 30, 2005	916,347	$5.39

Options granted	641,569	5.44
Options expired	(241,877)	3.23
Options exercised	(73,529)	3.23

Balance at June 30, 2006	1,242,510	$5.96

Options granted	715,103	3.40
Options expired	(152,811)	6.00
Options exercised	(720,391)	4.33

Balance at June 30, 2007	1,084,411	$5.41

NOTE 13 —	COMMITMENTS

In July 2006, the Company entered into a business development agreement with 41 Broadway Associates, whereby 41 Broadway Associates is to provide consulting services including business planning, facilitation of introductions to strategic relationships and customers, corporate financiers and investment bankers at a fee of $200,000 per year payable quarterly until September 2010. During the year ended June 30, 2007 fees of $191,667 were incurred by the Company.

NOTE 14 —	RELATED PARTY TRANSACTIONS

The Company leases its Australian office facility from an entity affiliated with three of the Company’s officers. The current rental is $49,875 per annum (A$66,500) and is subject to an annual CPI adjustment. During the period, ZBB Technologies, Ltd exercised its option of renewal to release this facility for an additional 5 years.

Rent expense was $49,875 and $41,791 for the years ended June 30, 2007 and 2006.

The future payments required under the terms of the lease are as follows:

For the Years Ending June 30,

2008	$49,875
2009	$49,875
2010	$49,875
2011	$49,875
2012	$16,625

TOTAL:	$216,125

ZBB Energy Corporation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has received a purchase order from ZBB China Pty Ltd; a 49% owned joint venture company, for delivery of an energy storage system in 2007. The Company has received a deposit of $160,000 on the order which it has recorded as deferred revenue at June 30, 2007. See additional discussion in Note 2, “Revenue Recognition”.

NOTE 15 —	RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death. The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable. For US employees, the Company has a 401(k) plan. All active participants are 100% vested immediately.

Expenses under these plans were $30,765 and $57,392 in the years ended June 30, 2007 and 2006.

NOTE 16 —	EMPLOYMENT CONTRACTS

The Company has entered into an employment agreement with its Chief Executive Officer for a period expiring on June 30, 2009 on normal commercial terms and conditions and is paid a remuneration package totaling $187,620 per annum exclusive of any options granted to him.

The Company has entered into an employment agreement with its Chief Financial Officer for a period expiring on June 30, 2009 on normal commercial terms and conditions and is paid a remuneration package totaling $160,000 per annum exclusive of any options granted to him.

NOTE 17 —	STOCK-BASED COMPENSATION

On July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”. Consequently, for the year ended June 30, 2007, the Company’s results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plans. The amount recognized in the financial statements related to stock-based compensation was $171,013 for the year ended June 30, 2007.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the year ended June 30, 2007 using the Black-Scholes option-pricing model:

2007
Expected life (years)	5
Interest rate	4.1%
Volatility	22%
Dividend yield	0%

NOTE 18 —	SUBSEQUENT EVENTS

In July 2007, ZBB Technologies Ltd, the Company’s subsidiary based in Western Australia, commenced work on the Advanced Electricity Storage Technologies project (“AEST”) as per the recently signed agreement with the Commonwealth of Australia. This agreement provides for a three year project under which the Commonwealth of Australia will provide $2.6 million (A$3.1 million, “A$” refers to Australian dollars) in project funding over several periods, totaling $1.35 million in year one, $1.01 million in year two and $0.24 million in year three, as certain development progress “milestones” are met. A $250,000 deposit for initial funding of contract activities was received by the Company in July 2007.

ZBB Energy Corporation

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During July and August 2007 the entire balances of principal and interest due on all notes payable and convertible debt were either redeemed or converted into 159,265 shares of common stock of the Company. The only outstanding debt remaining at October 2, 2007 are balances on the building and equipment loans. See Note 9 for additional details on the redemption and conversion subsequent activity.

During July and August 2007 the Company issued 159,265 shares to convertible debt holders on the conversion of outstanding debt and also issued 265,937 shares to debt holders on the exercise of warrants. Upon issuance of these shares of common stock the Company had 10,512,283 shares issued and outstanding as of October 2, 2007.

Effective as of August 9, 2007, the Company de-listed its CUFS from the Australian Stock Exchange and all common stock previously trading as CUFS became tradeable in the United States as shares of common stock.

On August 14, 2007 the Company filed a registration statement with the U.S Securities and Exchange Commission to register for resale 702,537 shares of common stock, all of which are currently outstanding (436,600 shares are owned by ABS SOS-Plus Partners, Ltd. and 265,937 shares are owned by Montgomery Capital Partners, L.P.). These shares were issued in June 2007 pursuant to the terms of separate lending transactions originally entered into with Montgomery Capital Partners L.P. in February 2006 and with ABS SOS-Plus Partners, Ltd. in June of 2006. The sale of these shares may have an adverse effect on the price of the Company’s common stock. If the registration statement is not declared effective by the SEC by October 31, 2007, then ABS-SOS will have the right to elect one of the following two options:

(i) to require the Company to purchase, for $1,113,300, a total of 185,555 shares of the 436,600 shares owned by ABS SOS, leaving them with 251,045 shares; or

(ii) to retain its 436,600 ZBB shares, in which event the Company shall be obligated to pay to ABS-SOS a penalty equal to the sum of $1,500 per day from November 1, 2007 that the selling shareholders’ registration statement is not declared effective by the SEC; such that the aggregate amount of such per diem penalty shall not exceed $50,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-KSB Annual Report to be signed on its behalf by the undersigned on October 10, 2007, thereunto duly authorized.

ZBB ENERGY CORPORATION

/s/ Robert J. Parry
     Robert J. Parry
Chief Executive Officer
(Principal Executive Officer) and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-KSB Annual Report has been signed by the following persons in the capacities and on the dates indicated.

	Position	Date

/s/ Robert J. Parry Robert J. Parry	Chief Executive Officer (Principal executive officer) and Director	October 10, 2007

/s/ Geoffrey D. Hann Geoffrey D. Hann	Chief Financial Officer (Principal financial officer and principal accounting officer) and Director	October 10, 2007

/s/ Richard A. Payne Richard A. Payne	Chairman and Director	October 10, 2007

/s/ William Mundell William Mundell	Director	October 10, 2007

/s/ Manfred Birnbaum Manfred Birnbaum	Director	October 10, 2007

/s/ Steven Mueller Steven Mueller	Director	October 10, 2007