Form 10QSB
period 2007-09-30
ZBB ENERGY CORP
filed 2007-11-15
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to________

Commission File Number 000-19644

ZBB ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Wisconsin	39-1987014
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

N93 W14475 Whittaker Way, Menomonee Falls, WI 53051
(Address of principal executive offices)

(262) 253-9800
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒             No ☐

As of November 14, 2007 there were 10,512,283 shares of common stock, $0.01 par value, of the registrant issued and outstanding.

Transitional Small Business

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐         No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐         No ☒

ZBB Energy Corporation

Form 10-QSB

(*) All of the financial statements contained in this Quarterly Report are unaudited with the exception of the financial information at June 30, 2007, which has been derived from our audited financial statements at that date and should be read in conjunction therewith. Our audited financial statements as of June 30, 2007 and for the year then ended, and the notes thereto, can be found in our Annual Report on Form 10-KSB), which was filed with the Securities and Exchange Commission on October 10, 2007.

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

The accompanying unaudited balance sheet of ZBB Energy Corporation at September 30, 2007 and the related unaudited statements of operations, changes in shareholder’s equity and cash flows for the three months ended September 30, 2007 and 2006 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2008 or any other subsequent period.

ZBB ENERGY CORPORATION
Consolidated Balance Sheets as of September 30, 2007 and June 30, 2007

	Sept 30, 2007	June 30, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,098,277	$17,823,022
Accounts receivable	152,360	192,768
Other receivables	73,466	36,602
Inventories	1,459,585	1,272,568
Prepaids and other current assets	154,541	319,790
Total current assets	13,938,229	19,644,750
Long-term assets:
Property, plant and equipment, net	3,938,128	3,570,386
Investment in joint venture	221,550	213,025
Goodwill	803,079	803,079
Total assets	$18,900,986	$24,231,240
Liabilities and Shareholders' Equity
Current liabilities:
Bank loans	1,890,379	1,890,379
Accounts payable	428,054	836,183
Accrued loss on contracts	268,000	357,250
Deferred revenues	233,368	336,305
Accrued compensation and benefits	81,825	84,148
Notes payable	-	4,523,060
Total current liabilites	2,901,626	8,027,325
Long-term liabilities:
Bank loans	263,065	285,712
Total liabilities	$3,164,691	$8,313,037
Shareholders' equity
Common stock ($0.01 par value); 150,000,000 authorized 10,512,283 shares issued and outstanding	105,123	100,871
Additional paid-in capital	45,365,318	44,994,333
Note receivable from shareholders	(758,333)	(808,333)
Accumulated other comprehensive (loss)	(1,497,375)	(1,546,537)
Accumulated (deficit)	(27,478,438)	(26,822,131)
Total shareholders' equity	$15,736,295	$15,918,203
Total liabilities and shareholders' equity	$18,900,986	$24,231,240

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Consolidated Statements of Operations for the
Three Months ended September 30, 2007 and 2006

	Three months ended September 30,
	2007	2006
	unaudited	unaudited

Revenues
Product sales and revenues	$108,937	$210,280
Engineering and development contracts	277,485	-
Total Revenues	386,422	210,280

Cost and Expenses
Cost of product sales	89,413	193,490
Cost of engineering and development contracts	175,678	-
Selling, general, and administrative	615,362	597,511
Research and development	177,104	189,820
Depreciation and amortization	70,927	64,171
Total Costs and Expenses	1,128,484	1,044,992

Loss from Operations	(742,062)	(834,712)

Other Income (Expense)
Interest income	178,862	3
Interest expense	(52,822)	(167,147)
Finance costs	(52,785)	(77,693)
Amortization of debt discounts	-	(223,274)
Rental income	12,500	6,167
Total Other Income (Expense)	85,755	(461,944)

Loss before provision for Income Taxes	(656,307)	(1,296,656)
Provision for Income Taxes	-	-
Net Loss	$(656,307)	$(1,296,656)
Net Loss per share-
Basic and diluted	$(0.06)	$(0.26)
Weighted average shares-basic and diluted:
Basic	10,317,467	5,084,121
Diluted	10,317,467	5,084,121

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Changes in Shareholders' Equity (unaudited)

				Note	Accumulated
				Receivable	Other		TOTAL
	Number of	Common	Add'l Paid-in	from	Comprehensive	Accumulated	Shareholders'	Comprehensive
	Shares	Stock	Capital	Shareholders	(Loss)	Deficit	Equity	(Loss)
Balance: June 30, 2007	10,087,090	$100,871	$44,994,333	$(808,333)	$(1,546,537)	$(26,822,131)	$15,918,203
Issuance of common stock pursuant to note conversions	159,256	1,593	473,644				475,237
Issuance of common stock Montgomery warrants	265,937	2,659	(2,659)
Reduction of note receivable from stockholder				50,000			50,000
Public offering costs			(100,000)				(100,000)
Net Loss						(656,307)	(656,307)	$(656,307)
Net Translation Adjustment					49,162		49,162	49,162
Balance: September 30, 2007	10,512,283	$105,123	$45,365,318	$(758,333)	$(1,497,375)	$(27,478,438)	$15,736,295	$(607,145)

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Cash Flows (unaudited)

	Three months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(656,307)	$(1,296,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	70,927	64,171
Accrued interest on notes payable	-	125,150
Payments applied to note receivable for consulting fees	50,000	-
Amortization of note discounts and options	-	223,274
Amortization of deferred finance fees	-	77,693
(Increase) decrease in operating assets:
Accounts receivable	40,408	86,872
Inventory	(187,016)	(74,890)
Prepaids and other current assets	(110,614)	3,344
Increase (decrease) in operating liabilities:
Accounts payable	(408,129)	101,948
Accrued expenses	(2,324)	47,314
Accrued loss on contracts	(89,250)	-
Deferred revenues	(102,937)	(208,600)
Net cash used in operating activities	(1,395,243)	(850,379)
Cash flows from investing activities
Capital expenditures	(89,669)	(5,918)
Net cash (used) in investing activities	(89,669)	(5,918)
Cash flows from financing activities
Bank loans and other borrowings	(22,647)	(18,753)
Repayments of notes payable	(4,047,822)	-
Proceeds from issue of notes payable	-	687,500
Additional public offering costs	(100,000)	-
Deferred finance fees	-	(99,980)
Net cash used by financing activities	(4,170,470)	568,766
Effect of exchange rate changes on cash	(69,363)	(337)
Net decrease in cash and cash equivalents	(5,724,745)	(287,867)
Cash and cash equivalents - beginning of year	17,823,022	794,606
Cash and cash equivalents - end of year	$12,098,277	$506,739
Cash paid for interest	$104,928	$80,069
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock pursuant to conversion of convertible notes	475,237	60,000

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Unaudited Consolidated Financial Statements
September 30, 2007

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended June 30, 2007.

 In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of September 30, 2007 and the results of operations and statements of cash flows for the periods shown not misleading, have been included.

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

NOTE 2 - Nature of Organization

The Company develops and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc-bromine rechargeable electrical energy storage technology. The Company was incorporated under the laws of Wisconsin in 1998.

The Company develops, manufactures and markets energy storage systems with electric utility applications as its initial market. This scalable, mobile system is ideally suited for a number of market applications including:

— Load management for generation, transmission and distribution utilities, energy service companies and large industrial customers allowing peak shaving and deferral of capital expenditures that otherwise would be required to alleviate utility system constraints.

— Uninterruptible power supply (“UPS”) providing power and quality protection for voltage, current or frequency deviations.

— Storage of renewable wind and solar energy production in both grid connected and grid independent environments.

The consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, ZBB Technologies, Inc. (ZBBT, Inc.) its manufacturing facility in Milwaukee, Wisconsin, and ZBB Technologies, Ltd., its Perth, Australia based research and development facility and a 49% interest in a joint venture company called ZBB China Pty Ltd.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Split

The Company completed a 1-for-17 reverse stock split immediately prior to the Company completing its public offering on June 20, 2007. All share and per share information included in these financial statements has been restated for this reverse stock split.

Foreign Currency

The Company uses the United States dollar as its reporting currency, while the Australian dollar is the functional currency of two of its operating units. Assets and liabilities of the Company’s international operations are translated into United States dollars at exchange rates that are in effect as at the balance sheet date while equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which were applicable during the reporting period. Translation adjustments are accumulated in Accumulated Other Comprehensive (Loss) as a separate component of Shareholders’ Equity in the consolidated balance sheet. No gain or loss on translation is included in the net loss.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period reported on. Actual results could differ from those estimates. Estimates are used in accounting for, amongst other things, revenue and losses recognized under the percentage of completion method for sales, impairment of assets, depreciation, and ending valuations of equity and debt instruments. Estimates and assumptions are reviewed periodically and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Income Tax

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, "Accounting for Income Taxes". As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Deferred tax assets, if any, are recorded at the likely realizable amounts as at the balance sheet dates.

Property, Plant and Equipment

Land, building, equipment, computers and furniture and fixtures are recorded at cost. Maintenance, repairs and betterments are charged to expense.

Finished goods normally held for sale to customers may sometimes be used in demonstration and testing by customers. During the periods that the units are transferred from Inventory to Plant and Equipment they are depreciated over the period in use. Since the intent is for these units to be eventually sold they are returned to Inventory upon the completion of customer demonstration and testing at their written down value.

Depreciation

Depreciation is provided for all Property, Plant and Equipment (excluding land) on a straight line basis over estimated useful lives of the assets.

The depreciation rate used for each class of depreciable asset is:

Depreciation Rate
Manufacturing Equipment	3 – 15 years
Office Equipment	3 – 8 years
Building	40 years

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal Of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of 90 days or less to be cash equivalents.

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

Costs incurred in bringing each product to its present location and conditions are accounted for as follows:

•	Raw materials – purchased cost of direct material
•	Finished goods and work-in-progress – purchase cost of direct material plus direct labor plus a proportion of manufacturing overheads.

Revenue Recognition

The Company currently contracts with its customers to develop, manufacture, install and service its energy storage systems under long-term contracts. These contracts have resulted in two distinct arrangements and revenue recognition policies. The first being a contract that is based on revenues based on the production, delivery and installation of energy storage systems. The second type of agreement includes the funding of product engineering and development activities. Where agreements become more complex and contain features of both products and services, the Company will attempt to separate the features into multiple accounting units in which each unit would contain an allocation of the relative fair value of the contract and be recognized over the respective reporting period. Such determinations require the Company to make certain assumptions, estimates and judgments.

Revenue recognition on long-term energy storage system contracts utilizes the percentage-of-completion method which recognizes revenue proportionally as costs are incurred and compared to the estimated total costs for each contract. The amount of revenue deferred under this method as of September 30, 2007 is $233,368 calculated on the $1,905,956 billed under the terms of the current contracts, less $1,672,588 recognized as revenue to date. Included in the deferred revenue is $160,000 received from ZBB China Pty Ltd, a 49% owned joint venture company (see Note 14 - Related Party Transactions). During the three months ended September 30, 2007 and 2006, $108,937 and $211,999 respectively was recognized as revenue on a long-term contract with the California Energy Commission.

Engineering and development contracts are typically collaborative agreements to further develop renewable energy technologies and are often sponsored and cost-shared in various amounts between government agencies and the Company. Such multi-year agreements may contain several elements and provide for varying consideration based on allowable costs, milestones and similar payment provisions and may provide for future licensing and royalties beyond the term of the arrangement. Revenue associated with performance milestones is recognized based on expenditures or achievements as defined in the respective agreements.

In July 2007 the Company commenced engineering and product development activities pursuant to a collaborative project (Advanced Electricity Storage Technologies project) with an Australian government agency through July 2010 which terms include the receipt of funding of A$3.1M (approximately US$2.6M) toward future development costs which include the production and delivery of one 500kWh energy storage system. During the three months ended September 30, 2007 $277,485 was recognized as revenue based on the first of nine performances of the contract.

As the Company’s energy storage systems are still being developed and integrated into commercial production actual costs incurred could differ materially from those previously estimated. Once the Company has established that its costs can be reasonably estimated, costs to complete an individual contract in excess of revenue will be accrued upon identification. As of September 30, 2007 provisions of $268,000 have been identified and accrued on existing contracts.

For the period ended September 30, 2007 substantially all of the Company’s revenues were from the two multi-year contracts discussed above.

Loss per Share

The Company adopted Statement of Financial Accounting Standards No. 128 which requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue Common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded.

Convertible Notes

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-convertible notes which qualify as equity under EITF 00-19, in accordance with the provisions of Emerging Issues Task Force Issue ("EITF") 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," and EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." Accordingly, the Company records as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. SFAS 123(R) supersedes APB 25 and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of this statement are effective for the Company as of July 1, 2006.

Research and Development

The Company expenses research and development costs as incurred. These costs consist primarily of labor, overhead, and materials to build prototype units, materials for testing, consulting fees and other costs. Intellectual property, including internally generated patents and know-how is carried at no value. To the extent these cost are allowable costs and funded by research and development type agreements with outside parties, typically government agencies, they will be shown separately on the statement of operations as a cost to these projects. See the Revenue Recognition accounting policy note above for additional information on these type of agreements.

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net translation adjustments applicable for the periods ended September 30, 2007 and 2006

NOTE 4 - INVENTORIES

Inventory balances are comprised of the following amounts as of September 30, 2007:

Raw materials	$510,717
Work in progress	468,783
Finished goods	480,085
TOTAL	$1,459,585

NOTE 5– PROPERTY, PLANT & EQUIPMENT

Office equipment	$105,882
Manufacturing equipment	3,124,743
Test units	471,969
Building	1,996,134
Land	217,000
5,915,728
Less, accumulated depreciation	(1,977,600)
Net Property, Plant & Equipment	$3,938,128

NOTE 6 – INVESTMENT IN JOINT VENTURE

In March 2005, the Company acquired a 49% interest in ZBB China Pty Ltd for a cost of $221,5505 (adjusted for current period foreign exchange rates). The joint venture company is licensed to distribute ZBB energy storage systems into the Chinese market.

During the periods ended September 30, 2007 and 2006 there was no significant activity in the joint venture company.

NOTE 7 – GOODWILL

The Company through a series of transactions in March 1996 acquired ZBB Technologies, Inc., a wholly-owned subsidiary.

Goodwill is the excess of the purchase price paid over the fair value of the identifiable net assets acquired in purchase business combinations. The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“Statement 142”). Under Statement 142, goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess.

The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, results in the net goodwill amount of $803,079 as of September 30, 2007.

NOTE 8 – NOTE RECEIVABLE-SHAREHOLDER

In July 2006, the Company agreed to a stock sale agreement with 41 Broadway Associates, LLC. Under the terms of the agreement the Company sold to 41 Broadway Associates a total of 294,118 shares (5,000,000 pre-split) in consideration for a 4% $1,000,000 promissory note from 41 Broadway Associates payable in installments over 5 years.

As of September 30, 2007 the Company is owed $758,333 on the note, which is reflected as a reduction to Shareholders’ equity (deficit), and $47,079 in accrued interest.

NOTE 9 – NOTES PAYABLE AND CONVERTIBLE DEBT

 $1,000,000 Montgomery Capital Partners LP Convertible Debt Facility

On February 28, 2006 the Company borrowed $1,000,000 from Montgomery Capital Partners L.P., and entered into a convertible loan and warrant agreement (the “Montgomery Notes”). Interest on this facility accrued at 10% per annum compounded monthly and became payable in full on the earliest to occur of the consummation by the Company of any major financing, a default, or February 28, 2008.

On July 11, 2007, subsequent to the Company’s public offering the Company repaid Montgomery Capital Partners L.P. an aggregate of $1,295,239 representing $890,000 of the outstanding principal amount of the Montgomery Loan, $124,918 in accrued interest, $178,000 as the contractual prepayment premium, and $102,321 in certain loan deferral fees all of which were accrued and expensed during the year ended June 30, 2007. Under the terms of the Montgomery Loan the Company was also required to issue to Montgomery shares of common stock equal to 50% of the amount required to be repaid under the Montgomery Loan, divided by the conversion price then in effect. Based on the application of above formula Montgomery was issued an aggregate of 202,674 shares of common stock.

The Montgomery Loan also provided that Montgomery would receive up to 117,647 warrants to purchase common stock, the exercise price of which was to set at the time subscription notice is given with respect to such warrants. On July 11, 2007, the Company issued an aggregate of 63,263 shares of common stock in respect of the cashless exercise of Montgomery’s warrants on July 5, 2007.

$2,226,667 Bushido Loan

On June 14, 2006 the Company entered into a Note Purchase Agreement with Bushido Capital Master Fund, L.P.; ABS SOS-Plus Partners, Ltd; and Pierce Diversified Strategy Master Fund, (the “Bushido Lenders”) pursuant to which the Company issued an aggregate of $2,226,667 face amount of secured promissory notes at a 25% original issue discount and warrants to purchase the Company’s common stock (the “Bushido Warrants”). Interest on the Bushido Loan accrued at 8%, payable quarterly on 75% of the face amount of the notes. The Bushido loan was due in full on July 14, 2008.

In June of 2007, all of the warrants were exercised resulting in the issuance of 110,628 shares to each of Bushido and Pierce and 436,600 shares to ABS-SOS. ABS-SOS paid an aggregate of $1,113,300 for their shares with Bushido and Pierce exercising via cashless exercise.

On August 7, 2007, the Company after discussions with the Bushido Lenders agreed to the following re-payment terms, all of which have been satisfied:

—The Company paid the full $2,226,667 due under the Bushido Loan to Bushido, Pierce and ABS-SOS Partners, plus $20,000 in reimbursement of their legal fees on August 8, 2007 in full satisfaction of all obligations under the note purchase agreement. Such payment resulted in a release of all liens of ZBB assets including a pledge of the shares of our subsidiaries.

—The Company agreed to file with the SEC a resale registration statement, registering an aggregate of 436,600 shares of common stock for ABS-SOS, as a selling shareholder;

—The resale registration statement was required to be declared effective by the SEC by October 31, 2007 discharging the Company of all of its obligations under the new registration rights agreement, and the prior exercise by ABS-SOS of their warrants for $1,113,300 in cash and the issuance of our 436,600 shares shall not be affected.

The Company satisfied all of the foregoing requirements.

$3,260,000 Convertible Promissory Notes

Between April 2006 and May of 2007 the Company issued $3,260,000 of convertible promissory notes various accredited investors in a series of private placement transactions. The Notes accrued interest at 15% per annum and were due on June 30, 2007. Each lender had the right to receive payment in full along with a warrant to purchase such number of shares of common stock equal to 50% of the principal amount of the Note at an exercise price equal to 120% of the offering price in the Company’s June 2007 public offering. Alternatively, each lender could choose to convert the principal and interest owed into the Company’s common stock at a conversion price equal to 50% of the $6.00 per share offering price in the Company’s United States public offering. On issuance of the convertible notes, there was deemed to be an embedded conversion benefit feature available to the note holders to convert the notes into shares at a discount to market value. This “embedded conversion benefit discount” resulted in additional paid-in capital recorded at the time the notes were issued of $1,630,000 being amortized over the term of the notes.

As of September 30, 2007 all of the Notes had either been converted into shares or repaid. Payments to redeem $556,250 in principal and interest due on the notes were disbursed in the three months ended September 30, 2007. The remaining notes were converted into common shares of the Company.

NOTE 10 – BANK LOANS AND NOTES PAYABLE

At September 30, 2007 the Company's debt consisted of the following:

Bank loans-current	$1,890,379
Bank loans-long term	$263,065
Total	$2,153,444

During the period ended September 30, 2007 the Company came to terms with all the note and convertible debt holders to retire all principal and interest outstanding.

Interest on the building loan is calculated at prime rate, secured by the property and equipment with the principal balance at September 30, 2007 of $1,798,868. The Company is currently in negotiations with its lenders to convert their building loan to long-term.

Maximum aggregate annual principal payments for the 12 month periods subsequent to September 30, 2007 are as follows:

2008	$1,890,379
2009	$100,036
2010	$108,608
2011	$54,421
$2,153,444

NOTE 11- EMPLOYEE/DIRECTOR OPTION PLANS

In 1998 the Company adopted a Key Employee Stock Option Plan (the “KESOP”) pursuant to which up to 268,927 shares of common stock were authorized for grants of options, rights, and stock awards. The exercise price of all options granted under the Plan was determined by the Board of Directors at an amount no less than the estimated fair value of the Company’s common stock at the date of grant. All options available under the KESOP have been granted. As of September 30, 2007 4,412 options remain outstanding with an exercise price of $8.50 per share, which expire March 15, 2008.

In 1998 the Company entered into an Outside (Non-Executive) Directors Stock Option Plan (ODSOP) whereby 67,231 options were issued to Non-Executive Directors over a five year period commencing on January 2, 1999. At June 30, 2003 all ODSOP options had been granted. During fiscal 2007, 9,882 ODSOP options were exercised. No options have been exercised in the current period ended September 30, 2007. At September 30, 2007 8,470 ODSOP options with an exercise price of $4.25 and an exercise date of January 2, 2008 remain outstanding.

In 2002 the Company established the 2002 Stock Option Plan (“SOP”) whereby a stock option committee was given the discretion to grant up to 617,647options to key employees of the Company at exercise prices and dates to be determined (but in any case not less than $5.67 per share) by the Directors. At September 30, 2007 there remains 197,728 options with exercise prices of not less than US$5.61 and exercise dates up to March 30, 2010 outstanding. A further 193,213 options are available to be issued under the SOP. No options were exercised in fiscal 2007 or fiscal 2008 to date.

During 2005 the Company established an Employee Stock Option Scheme that authorizes the board of directors or a committee thereof, to grant options to employees and directors of the company or any affiliate of the company. The maximum number of options that may be granted in aggregate at any time under this option scheme or under any other employee option or share plan is the number equivalent to 5% of the total number of issued shares of the Company including all shares underlying options under the KESOP, the ODSOP and the 2002 Plan. Options issued are to expire five years after the grant. During the year ended June 30, 2007 250,000 options were granted with a balance of 295,804 options available for future grant. At September 30, 2007 250,000 options with an exercise price of $3.82 with an exercise date of June 12, 2012 remain outstanding. No options have been exercised in fiscal 2007 or 2008 year to date.

During the three months ended September 30, 2007 there was no activity related to the KESOP and ODSOP plans.

At September 30, 2007 the Company had 489,017 options available for future grant.

The following table summarizes information relating to the stock options outstanding at September 30, 2007:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average		Average
	Options	Contractual Life	Exercise	Number of	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Options	Price
$3.06-3.82	250,000	4.7	$3.82	250,000	$3.82
$4.25-5.61	118,292	0.6	$5.51	118,292	$5.51
$6.51-8.50	92,319	2.4	$6.61	92,319	$6.61
Balance at September 30, 2007	460,611	3.2	$4.81	460,611	$4.81

NOTE 12 - NON RELATED PARTY OPTIONS

At September 30, 2007 there are 286,765 options (issued one option per four shares acquired through the Australian IPO, March 2005) with an expiration date of December 2007 and an exercise price of $6.46 issued and outstanding.

At September 30, 2007 there are 314,176 options (per Australian IPO brokerage agreement) with an expiration date of December 2007 and an exercise price of $6.46 issued and outstanding.

At September 30, 2007 there are 120,023 options (per Empire brokerage agreement) with an expiration date of September 2011 and an exercise price of $3.23 issued and outstanding.

At September 30, 2007 there are 50,000 options (per Empire brokerage agreement) with an expiration date of June 2012 and an exercise price of $7.20 issued and outstanding.

At September 30, 2007 there are 195,800 options (Strategic Growth International) with an expiration date between March 2011 and June 2012 and an exercise price of between $3.75 and $7.20 issued and outstanding.

The table below summarizes non-related party option balances:

Stock Options		Weighted-Average
Non-related party activity	Number of Options	Exercise Price Per Share
Balance at June 30, 2006	1,242,510	$5.96
Options granted	715,103	3.40
Options expired	(152,811)	6.00
Options exercised	(720,391)	4.33
Balance at June 30, 2007	1,084,411	$5.41
Options granted	-	-
Options expired	-	-
Options exercised	(117,647)	3.40
Balance at September 30, 2007	966,764	$5.65

NOTE 13 – COMMITMENTS

In July 2006, the Company entered into a business development agreement with 41 Broadway Associates, whereby 41 Broadway Associates is to provide consulting services including business planning and facilitation of introductions to strategic relationships and customers, corporate financiers and investment bankers at a fee of $200,000 per year payable quarterly until September 2010. During the three months ended September 30, 2007 fees of $50,000 were incurred by the Company.

In July 2007 the Company commenced engineering and product development activities pursuant to a collaborative project (Advanced Electricity Storage Technologies project) with an Australian government agency through July 2010 which terms include the receipt of funding toward future development costs which include the production and delivery of one 500kWh energy storage system. During the three months ended September 30, 2007 $277,485 was recognized as revenue based on the first of nine performances of the contract.

The AEST project has total budgeted expenditure for operating and capital items of A$5,892,434 (approximately US$5.1M) exclusive of any Australian taxes. The company’s contribution of A$2,830,216 (approximately US$2.5M) is the value of any cash and in-kind contributions provided to the project by the company, or others, in undertaking the project activities. The Australian Government is providing the project funding of A$3,062,218 (approximately US$2.6M) to be paid in accordance with the completion of contracted project milestones and subject to the company’s compliance with project reporting requirements, and the company demonstrating that the funds already provided to it have been fully spent or will be fully spent in the near future.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company leases its Australian office facility from an entity affiliated with three of the Company’s officers. The current rental is $58,520 per annum (A$66,500) and is subject to an annual CPI adjustment.

Rent expense was $14,194 and $10,448 for the three months ended September 30, 2007 and 2006.

The future payments required under the terms of the lease are as follows:
For the twelve months ending September 30,
2008	$58,520
2009	$58,520
2010	$58,520
2011	$58,520
2012	$4,877
TOTAL:	$238,957

The Company has received a purchase order from ZBB China Pty Ltd; a 49% owned joint venture company for delivery of an energy storage system in 2007. The Company has received a deposit of $160,000 on the order which it has recorded as deferred revenue at September 30, 2007. See additional discussion in Note 3, “Revenue Recognition”.

NOTE 15 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death. The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable. For US employees, the Company has a 401(k) plan. All active participants are 100% vested immediately.

Expenses under these plans were $10,553 and $26,384 for the three months ending September 30, 2007 and 2006.

NOTE 16 – SUBSEQUENT EVENTS

On November 7, 2007 Mr Geoffrey Hann, the Company’s Chief Financial Officer and a member of the board of directors advised he will be resigning from the Company effective December 31, 2007.

On November 7, 2007 the Company announced the Mr. Scott W. Scampini will be appointed as interim Chief Financial Officer to take effect from January 1, 2008.

On November 7, 2007 the Company also announced that Steven Jay Mueller has resigned from the Company’s Board of Directors, effective immediately.

ZBB ENERGY CORPORATION

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended June 30, 2007.

Forward-Looking and Cautionary Statements

We do not provide forecasts of our future financial performance. However, from time to time, information provided by us or statements made by our employees may contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “continue”, and similar words. You should read forward-looking statements carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information. Various factors described below, as well as any other instances of cautionary language in this Quarterly Report, refer to or provide examples of risks, uncertainties and events that may cause our actual results to be materially different than the expectations described in our forward-looking statements. You should be aware that the occurrence of any of the events or factors described below and elsewhere in this Quarterly Report could materially and adversely affect our business. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements
.
Each forward-looking statement should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report, this section, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Description of Business and Risk Factors contained in our Annual Report on Form 10-KSB for the year ended June 30, 2007.

In addition to the risks and uncertainties faced generally by participants in the renewable energy industry, we face the following risks and uncertainties:

•	We have incurred losses and anticipate incurring continuing losses.
•	Until 2004, we were primarily a research and development company with no commercial sales.
•	We have made only one direct sale of our energy storage system and there can be no assurance that we will be able to make additional sales to such customer or other potential purchasers.
•
Our ability to sell our energy storage systems to California Energy Commission and other utility companies will be materially and adversely affected if our two installed systems fail to perform satisfactorily or otherwise meet performance specifications.

•	Our initial customer focus, namely, utilities and renewable energy companies are generally slow to react to new technologies or make substantial financial commitments.
•	The market for our products is new and evolving and a viable market may never develop or may take longer to develop than we anticipate.
•	Undetected and unanticipated defects in our energy storage systems could increase our costs and harm our reputation.
•
We will be required to regularly devote capital to updating, refining and expanding our energy storage systems technology and there is no assurance that we will be able to make improvements to remain competitive with new technologies.

•	Our products must compete against both existing and newly developed technologies.
•	We face competition from larger, more well-established companies. We may not be able to protect important intellectual property.
•	We face risks associated with our plans to market, distribute and service our products internationally.
•	Sales of our common stock may have an adverse effect on the market price of our common stock.

Overview

Company Background

Since our inception in 1981, and through 2004, we have been a research and development company with little or no revenues. We have historically funded our operations primarily through debt and equity financings, government grants and joint ventures.

On June 18, 2007, in connection with our initial United States public offering of 3,333,333 shares of our common stock at an initial offering price of $6.00 per share, our shares of common stock began trading on the American Stock Exchange and we delisted on the Australian Stock Exchange effective as of August 9, 2007.

Our production capacity currently remains limited because we have only recently commenced implementation of our business plan which requires the acquisition of manufacturing plant and equipment to increase production output as well as increasing the level of inventory purchases to obtain economies of scale in pricing.

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

We have recently implemented performance reviews and detailed individual objectives for existing employees and initiated performance objectives for new employees during their first year. We are also in the process of developing standards and detailed objectives that can be reviewed and used as a tool for reviewing individuals and overall performance of our business.

Results of Operations

Three months ended September 30, 2007 as compared to the three months ended September 30, 2006:

Revenue and Other income:

Our revenues for the three months ended September 30, 2007 were $386,422 which reflected an increase of $176,142 from $210,280 for the three months ended September 30, 2006. This increase was primarily attributable to $277,485 in revenues from the Advanced Electricity Storage Technologies engineering project (“AEST”) with an Australian government agency which began in July 2007 and a reduction in revenues of $101,343 in our contract with the California Energy Commission. Revenues include estimates based on the percentage-of-completion method of accounting for long-term contracts.

Other income for the three months ended September 30, 2007 was $191,362 which reflected an increase of $185,192 from $6,170 for the three months ended September 30, 2006.

This increase in other income resulted from an increase of $178,859 in interest income resulting from the investment of proceeds from the Company’s public offering of June 20, 2007 and an increase in rental income paid to us by tenants in our Wisconsin property of $6,333. We expect rental income to decrease in future periods as the facility in Wisconsin is expanded into commercial manufacturing and distribution activities. Interest income is also expected to gradually decrease in future periods as proceeds from the public offering are utilized for capital expenditures and operational purposes.

Cost and Expenses and Other expense:

Total operating expenses for the three months ended September 30, 2007 were $1,128,484 which represents an increase of $83,492 from expenses of $1,044,992 incurred during the three months ended September 30, 2006.

The total operating expense increase was due to increases of $71,601 in cost of contracts and product sales (see below); selling, general and administrative expense of $17,851 (see below) and depreciation increase of $6,756; and a decrease in research and development costs of $12,716 (see below).

Other expenses for the three months ended September 30, 2007 were $105,607, which represents a decrease of $362,507 from expenses of $468,114 in the three months ended September 30, 2006.

The decrease in other expenses was primarily due to the significant finance related costs incurred during the prior fiscal year and leading up to the initial US public offering which closed on June 20, 2007. These decreases included $114,325 in interest expense, $223,274 in amortization of debt discounts and options and a $24,908 decrease in other finance charges from the three months ended September 30, 2006.

During the three months ended September 30, 2007, except for the bank loans, all debt has been converted or repaid which has reduced interest expense during the current period and will significantly reduce interest expense in future periods.

Cost of Contracts. Our cost of contracts for the three months ended September 30, 2007 was $265,091, which represented an increase of $71,601 from the comparable 2006 period expense of $193,490. The increase is attributable to the July 2007 start of the “AEST” contract in Australia which incurred $175,678 of costs during the period.

Prior to this period, the type of costs attributable to project engineering and development contract in Australia were classified under Research and Development in the Statement of Operations. To the extent these costs are allowable under an active contract they are classified as a cost of the contract as opposed to general research and development expenses. These costs include allocations and estimates based on the percentage-of-completion method of accounting for long-term contracts and include a $104,077 reduction in cost of product sales on the CEC contract in the three months ended September 30, 2007 as compared to the same period of the prior year.

Selling, General and Administrative. Our selling, general and administrative expenses for the three months ended September 30, 2007 was $615,362, an increase of $17,851 for the three months ended September 30, 2006 of $597,511. The increases were due to additions to engineering personnel less reductions in the current quarter related to the Company de-listing from the Australian Stock Exchange and the related audit and listing costs that were incurred in the three month period ended September 30, 2006.

 Travel costs were approximately $92,000 and $66,000 for the three month periods ending September 2007 and 2006, respectively, due to installation and maintenance of our product sold to the California Energy Commission and our marketing efforts. We expect travel related to marketing and business development to increase as our sales efforts and installations increase.

Insurance costs include insurance benefits for employees of $28,427 and general liability insurance of $12,308. We acquired a $5,000,000 Directors and Officers policy in July 2007 costing $39,500 in annual premiums and expensed $9,875 in the first quarter.

Research and Development. Our research and development costs for the three months ended September 30, 2007 were $177,104 which represented a decrease of $12,716 from the comparable 2006 period. The decrease was primary due to costs of $175,678 incurred under the AEST project contract which began July 2007 that were reclassified to Cost of engineering contracts in the Company’s Statement of Operations, thus reducing the research and development costs. This recently awarded government project grant will affect future expenditures (and revenues) and the classification of expenses thru the contact (June 2010) to the extent the costs are allowable under the contract. We intend to maintain our Australian staff and facility for the purposes of facilitating further marketing in Australia and Asia and to conduct research and development as needed.

Net Loss. Our net loss for the three months ended September 30, 2007 was $656,307 a decrease of $640,349 from the $1,296,656 loss in the comparable three months ended September 30, 2006. This reduction in net loss resulted primarily from decreases in finance charges, interest expense, and amortization of debt discounts of $362,507, an increase in revenues of $176,142 less increases in operating costs of $83,492.

Liquidity and Capital Resources

Since our inception, our research and development and operations were primarily financed through debt and equity financings, government grants and joint ventures. Total paid in capital as of September 30, 2007 was $45,470,441. We had a cumulative deficit of $27,478,438 through September 30, 2007 and a cumulative deficit of $26,822,131 through June 30, 2007. At September 30, 2007 we had a working capital surplus of $11,036,603 and as of June 30, 2007 a working capital surplus of $11,617,425. Our net worth as at September 30, 2007 and June 30, 2007 was $15,736,295 and $15,918,203, respectively.

As a result of consummation of our initial United States public offering and our receipt of $18,410,000 (net of underwriter’s costs) proceeds on June 20, 2007, our working capital increased by $17,267,365 (net proceeds less $1,142,635 in capital raising costs).

Additional funding will be generated from our current California Energy Commission contract along with funding from an agreement entered into on June 29, 2007 by ZBB Technologies, Ltd, our subsidiary based in Western Australia, and the Department of Environment and Water Resources (Australia), entered into an agreement (“AEST” project) whereby, among other things, the Department has agreed to provide funding to us for the development and delivery of an energy storage system to be used to store and supply renewable energy generated from photovoltaic solar panels and wind turbines already operational at the Commonwealth Scientific and Industrial Research Organization’s Newcastle Energy Centre in New South Wales.

The “AEST” agreement provides for funding through June 2010 under which the Commonwealth of Australia will provide $2.6 million (A$3.1 million) in project funding over several periods, totaling $1.35 million in year one, $1.01 million in year two and $0.24 million in year three, as certain development progress “milestones” allowable expenditures are met by us. The AEST project has total budgeted expenditure for operating and capital items of A$5,892,434 (approximately US$5.1M) exclusive of any Australian taxes. The company’s contribution of A$2,830,216 (approximately US$2.5M) is the value of any cash and in-kind contributions provided to the project by the company, or others, in undertaking the project activities.

We believe that we will have sufficient capital necessary to meet our operating and capital commitments for at least the next 18 to 24 months. However, if sales increase substantially, we will require additional capital in order to expand our production capacity.

Material Commitments for Capital Expenditures

From the proceeds of our June 2007 United States initial public offering, we retired an aggregate of $4,523,060 in indebtedness (including conversions of debt) in July and August 2007. In addition, we intend to apply approximately $3,750,000 towards the acquisition of new vibration welding and production equipment ($3,000,000), infra-red welding equipment ($250,000) and other production line tools and sundry equipment ($500,000) over the next 24 months.

Operating Activities

For the three months ended September 30, 2007, net cash used in operations was $1,395,243 after adding back non-cash items of $70,927 of depreciation and other non-cash sources of $50,000. Cash used in operations resulted from decreases in accounts payable of $408,129; accrued expenses of $91,574; deferred revenues of $102,937; and increase to inventory of $187,016; prepaid and other current assets of $110,614.. Cash provided from operations was generated from a decrease in accounts receivable of $40,408.

For the three months ended September 30, 2006, net cash used in operations was $850,379 after adding back non-cash items of $490,288 consisting primarily of depreciation, issuances and amortizations of financial assets, deferred finance fees and discounts and increases in accrued interest expense. Sources of cash provided by operations resulted from increases in accounts payable of $101,948 and accrued expenses of $47,314 and reductions in accounts receivable and other current assets of 90,216. Cash used by operations was adjusted by increases in inventory of $74,890 and a decrease in deferred revenue of $208,600.

Investing Activities

For the three months ended September 30, 2007, net cash used in investing activities was $89,669 due to purchases of manufacturing equipment and computer hardware.

For the three months ended September 30, 2006, net cash used in investing activities was $5,918 in other equipment purchases

Financing Activities

For the three months ended September 30, 2007, net cash used in financing activities was $4,170,470 consisting primarily of $4,047,822 in repayments of interest and principal on notes payable, additional public offering costs of $100,000 and $22,647 reduction in principal on bank loans. Additional conversion of $475,237 in notes payable for shares of the Company’s common stock resulted in only the bank loan debt remaining at September 30, 2007.

For the three months ended September 30, 2006, net cash provided from financing activities was $568,766 resulting from $687,500 in convertible note proceeds less repayments of bank loans of $18,753 and deferred finance fees payments of $99,980.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

    PART II

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3. Defaults Upon Senior Securities

This Item is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

This Item is not applicable

Item 5. Other Information

This Item is not applicable.

Item 6. Exhibits

(a)   Exhibits:

Exhibit 31.1
Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2
Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1
Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2
Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-QSB Quarterly Report to be signed on its behalf by the undersigned on November 14, 2007, thereunto duly authorized.

ZBB ENERGY CORPORATION

/s/ Robert J. Parry
Robert J. Parry
Chief Executive Officer
(Principal Executive Officer) and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10- QSB Quarterly Report has been signed by the following persons in the capacities and on the dates indicated.

	Position	Date
/s/ Robert J. Parry	Chief Executive Officer	November 14, 2007
Robert J. Parry	(Principal executive officer) and Director

/s/ Geoffrey D. Hann	Chief Financial Officer	November 14, 2007
Geoffrey D. Hann	(Principal financial officer and
principal accounting officer) and Director

/s/ Richard A. Payne	Chairman and Director	November 14, 2007
Richard A. Payne

/s/ William Mundell	Director	November 14, 2007
William Mundell

/s/ Manfred Birnbaum	Director	November 14, 2007
Manfred Birnbaum