Form 10QSB
period 2007-12-31
ZBB ENERGY CORP
filed 2008-02-14
CIK 1140310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to________

Commission File Number 001-33540

ZBB ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Wisconsin	39-1987014
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

N93 W14475 Whittaker Way, Menomonee Falls, WI 53051
(Address of principal executive offices)

(262) 253-9800
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒            No ☐

As of February 14, 2008 there were 10,512,283 shares of common stock, $0.01 par value, of the registrant issued and outstanding.

Transitional Small Business

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐         No ☒

Transitional Small Business Disclosure Format (Check one): Yes ☐        No ☒

ZBB Energy Corporation

Form 10-QSB

(*) All of the financial statements contained in this Quarterly Report are unaudited with the exception of the financial information at June 30, 2007, which has been derived from our audited financial statements at that date and should be read in conjunction therewith. Our audited financial statements as of June 30, 2007 and for the year then ended, and the notes thereto, can be found in our Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on October 10, 2007.

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

The accompanying unaudited balance sheet of ZBB Energy Corporation (the “Company”) at December 31, 2007 and the related unaudited statements of operations, changes in shareholder’s equity and cash flows for the three and six months ended December 31, 2007 and 2006 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended December 31, 2007 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2008 or any other subsequent period.

ZBB ENERGY CORPORATION

Consolidated Balance Sheets as of December 31, 2007 and June 30, 2007

	Dec 31, 2007	June 30, 2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,710,581	$17,823,022
Accounts receivable	233,468	192,768
Other receivables	123,932	36,602
Inventories	1,695,133	1,272,568
Prepaids and other current assets	168,662	319,790
Total current assets	12,931,776	19,644,750
Long-term assets:
Property, plant and equipment, net	3,834,288	3,570,386
Investment in joint venture	221,875	213,025
Goodwill	803,079	803,079
Total assets	17,791,018	$24,231,240
Liabilities and Shareholders' Equity
Current liabilities:
Bank loans	1,890,379	1,890,379
Accounts payable	423,267	836,183
Accrued loss on contracts	268,000	357,250
Deferred revenues	233,368	336,305
Accrued compensation and benefits	94,478	84,148
Notes payable	-	4,523,060
Total current liabilites	2,909,492	8,027,325
Long-term liabilities:
Bank loans	239,385	285,712
Total liabilities	$3,148,877	$8,313,037
Shareholders' equity
Common stock ($0.01 par value); 150,000,000 authorized
10,512,283 and 10,087,090 shares issued and outstanding	105,123	100,871
Additional paid-in capital	45,365,318	44,994,333
Note receivable from shareholders	(708,333)	(808,333)
Accumulated other comprehensive (loss)	(1,499,531)	(1,546,537)
Accumulated (deficit)	(28,620,436)	(26,822,131)
Total shareholders' equity	$14,642,141	$15,918,203
Total liabilities and shareholders' equity	$17,791,018	$24,231,240

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Consolidated Statements of Operations for the
Three and Six Months Ended December 31, 2007 and 2006

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
	unaudited	unaudited	unaudited	unaudited
Revenues
Product sales and revenues	$12,418	$299,309	$121,355	$509,589
Engineering and development contracts	162,841	-	440,326	-
Total Revenues	175,259	299,309	561,681	509,589

Cost and Expenses
Cost of product sales	13,562	277,994	102,975	471,484
Cost of engineering and development contracts	143,220	-	318,898	-
Selling, general, and administrative	852,469	400,377	1,467,831	997,888
Advanced engineering and development	342,652	133,759	519,756	323,579
Depreciation	82,404	64,565	153,331	128,736
Total Costs and Expenses	1,434,307	876,695	2,562,791	1,921,687

Loss from Operations	(1,259,048)	(577,386)	(2,001,110)	(1,412,098)

Other Income (Expense)
Interest income	146,062	36,606	324,924	36,609
Interest expense	(41,512)	(185,018)	(94,334)	(352,165)
Finance costs	-	(84,182)	(52,785)	(161,875)
Amortization of debt discounts	-	(389,211)	-	(612,485)
Rental income	12,500	17,300	25,000	23,467
Total Other Income (Expense)	117,050	(604,505)	202,805	(1,066,449)

Loss before provision for Income Taxes	(1,141,998)	(1,181,891)	(1,798,305)	(2,478,547)
Provision for Income Taxes	-	-	-	-
Net Loss	$(1,141,998)	$(1,181,891)	$(1,798,305)	$(2,478,547)
Net Loss per share-
Basic and diluted	$(0.11)	$(0.23)	$(0.17)	$(0.47)
Weighted average shares-basic and diluted:
Basic	10,512,283	5,249,624	10,414,875	5,240,402
Diluted	10,512,283	5,249,624	10,414,875	5,240,402

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Changes in Shareholders' Equity (unaudited)

	Number of Shares	Common Stock	Add'l Paid-in Capital	Note Receivable from Shareholders	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	TOTAL Shareholders' Equity		Comprehensive (Loss)
Balance: June 30, 2007	10,087,090	$100,871	$44,994,333	$(808,333)	$(1,546,537)	$(26,822,131)		$15,918,203
Issuance of common stock
pursuant to note conversions	159,256	1,593	473,644					$475,237
Issuance of common stock
Montgomery warrants	265,937	2,659	(2,659)
Reduction of note receivable							~~$~~	-
from stockholder				100,000				$100,000
Public offering costs			(100,000)					$(100,000)
Net Loss						$(1,798,305)		$(1,798,305)	$(1,798,305)
Net Translation Adjustment					47,006			$47,006	47,006
Balance: December 31, 2007	10,512,283	$105,123	$45,365,318	$(708,333)	$(1,499,531)	$(28,620,436)		$14,642,141	$(1,751,299)

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation	Six months ended December 31,
Consolidated Statements of Cash Flows (unaudited)	2007	2006
Cash flows from operating activities:
Net loss	$(1,798,305)	$(2,478,547)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	153,331	128,736
Accrued interest on notes payable	-	189,925
Equipment expensed to cost of contracts	118,000	-
Payments applied to note receivable for consulting fees	100,000	91,667
Amortization of note discounts and options	-	612,486
Amortization of deferred finance fees	-	161,875
Prepaids and other current assets reclassed to property, plant and equipment	(239,000)	-
(Increase) decrease in operating assets:
Accounts receivable	(40,700)	(50,785)
Inventories	(422,565)	(168,284)
Prepaids and other current assets	151,128	(7,330)
Other assets-interest receivable	(87,330)	-
Increase (decrease) in operating liabilities:
Accounts payable	(412,917)	386,375
Accrued expenses	10,331	24,401
Accrued loss on contracts	(89,250)	-
Deferred revenues	(102,937)	(268,064)
Net cash used in operating activities	(2,660,214)	(1,377,545)
Cash flows from investing activities
Capital expenditures	(258,077)	(16,968)
Net cash (used) in investing activities	(258,077)	(16,968)
Cash flows from financing activities
Bank loans and other borrowings	(46,327)	24,870
Repayments of notes payable	(4,047,822)	-
Proceeds from issue of notes payable	-	787,500
Additional public offering costs	(100,000)	-
Deferred finance fees	-	(214,485)
Net cash used by financing activities	(4,194,149)	597,884
Effect of exchange rate changes on cash	-	2,022
Net decrease in cash and cash equivalents	(7,112,441)	(794,606)
Cash and cash equivalents - beginning of period	17,823,022	794,606
Cash and cash equivalents - end of period	$10,710,581	$-
Cash paid for interest	$146,440	$162,240
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock pursuant to conversion of convertible notes	475,237	60,000
Issuance of common stock pursuant to issuance of note receivable	-	1,000,000
Prepaids and other current assets reclassed to property, plant and equipment	239,000	-
Beneficial conversion features on convertible debt issued	-	769,832

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Unaudited Consolidated Financial Statements
December 31, 2007

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

 In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of December 31, 2007 and the results of operations and statements of cash flows for the periods shown not misleading, have been included.

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

The Company develops, manufactures and markets energy storage systems with electric utility applications as its initial market. This scalable, mobile system is ideally suited for a number of market applications including:

--- Load management for generation, transmission and distribution utilities, energy service companies and large industrial customers allowing peak shaving and deferral of capital expenditures that otherwise would be required to alleviate utility system constraints.

--- Uninterruptible power supply (“UPS”) providing power and quality protection for voltage, current or frequency deviations.

--- Storage of renewable wind and solar energy production in both grid connected and grid independent environments.

The consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, ZBB Technologies, Inc. its manufacturing facility in Milwaukee, Wisconsin, and ZBB Technologies, Ltd., its Perth, Australia based advanced engineering and development facility and a 49% interest in a joint venture company called ZBB China Pty Ltd.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock Split

The Company completed a 1-for-17 reverse stock split immediately prior to the Company completing its public offering on June 20, 2007. All share and per share information included in these financial statements has been restated for this reverse stock split.

Foreign Currency

The Company uses the United States dollar as its reporting currency, while the Australian dollar is the functional currency of one of its operating units. Assets and liabilities of the Company’s international operations are translated into United States dollars at exchange rates that are in effect as at the balance sheet date while equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which were applicable during the reporting period. Translation adjustments are accumulated in Accumulated Other Comprehensive (Loss) as a separate component of Shareholders’ Equity in the consolidated balance sheet. No gain or loss on translation is included in the net loss.

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

Depreciation

Depreciation is provided for all Property, Plant and Equipment (excluding land) on a straight line basis over estimated useful lives of the assets.

The depreciation rate used for each class of depreciable asset is:

Depreciation Rate
Manufacturing Equipment	3 - 15 years
Office Equipment	3 - 8 years
Building	40 years

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

Costs incurred in bringing each product to its present location and conditions are accounted for as follows:
•	Raw materials - purchased cost of direct material
•	Finished goods and work-in-progress - purchased cost of direct material plus direct labor plus a proportion of manufacturing overheads.

Revenue Recognition

The Company currently contracts with its customers to develop, manufacture, install and service its energy storage systems under long-term contracts. These contracts have resulted in two distinct arrangements and revenue recognition policies. The first type of contract is for the production, delivery and installation of energy storage systems. The second type of contract is for product engineering and development activities. Where agreements become more complex and contain features of both products and services, the Company will attempt to separate the features into multiple accounting units in which each unit would contain an allocation of the relative fair value of the contract and be recognized over the respective reporting period. Such determinations require the Company to make certain assumptions, estimates and judgments.

Revenue recognition on energy storage system contracts utilizes the percentage-of-completion method which recognizes revenue proportionally as costs are incurred and compared to the estimated total costs for each contract. The amount of revenue deferred under this method as of December 31, 2007 is $233,368 calculated on the $1,905,956 billed under the terms of the current contracts, less $1,672,588 recognized as revenue to date. Included in the deferred revenue is $160,000 received from ZBB China Pty Ltd, a 49% owned joint venture company (see Note 14 - Related Party Transactions). During the six months ended December 31, 2007 and 2006, $121,355 and $509,589 respectively was recognized as revenue on an energy storage system contract with the California Energy Commission.

Engineering and development contracts are typically collaborative agreements to further develop renewable energy technologies and are often sponsored and partially funded in various amounts between government agencies and the Company. Such multi-year agreements may contain several elements and provide for varying consideration based on allowable costs, milestones and similar payment provisions and may provide for future licensing and royalties beyond the term of the arrangement. Revenue associated with performance milestones is recognized based on expenditures or achievements as defined in the respective agreements.

In July 2007 the Company commenced engineering and product development activities pursuant to a collaborative project (Advanced Electricity Storage Technologies project) with an Australian government agency through July 2010 which terms include the receipt of funding of A$3.1M (approximately US$2.6M) toward future development costs which include the production and delivery of one 500kWh energy storage system. During the six months ended December 31, 2007, $440,326 was recognized as revenue based on the completion of all or a part of the first three of nine performance milestones specified in the contract.

As the Company’s energy storage systems are still being developed and integrated into commercial production actual costs incurred could differ materially from those previously estimated. Once the Company has established that its costs can be reasonably estimated, costs to complete an individual contract in excess of revenue will be accrued upon identification. As of December 31, 2007 provisions of $268,000 have been identified and accrued on existing contracts.

For the period ended December 31, 2007 substantially all of the Company’s revenues were from the two multi-year contracts discussed above.

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

Advanced engineering and development

The Company expenses advanced engineering and development costs as incurred. These costs consist primarily of labor, overhead, and materials to build prototype units, materials for testing, develop manufacturing processes and include consulting fees and other costs. Intellectual property, including internally generated patents and know-how is carried at no value. To the extent these cost are allowable costs and funded by advanced engineering and development type agreements with outside parties, typically government agencies, they will be shown separately on the statement of operations as a cost to these projects. See the Revenue Recognition accounting policy note above for additional information on these type of agreements.

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net translation adjustments applicable for the periods ended December 31, 2007 and 2006.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No.141R”). SFAS No.141R among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. This standard will change our accounting treatment for business combinations on a prospective basis.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”. This statement improves the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 4 - INVENTORIES

Inventory balances are comprised of the following amounts as of December 31, 2007:

Raw materials	$575,006
Work in progress	655,012
Finished goods	465,115
TOTAL	$1,695,133

NOTE 5- PROPERTY, PLANT & EQUIPMENT

Office equipment	$108,834
Manufacturing equipment	3,193,447
Test units	364,258
Building	1,996,134
Land	217,000
5,879,673
Less, accumulated depreciation	(2,045,385)
Net Property, Plant & Equipment	$3,834,288

NOTE 6 - INVESTMENT IN JOINT VENTURE

In March 2005, the Company acquired a 49% interest in ZBB China Pty Ltd for a cost of $221,875 (adjusted for current period foreign exchange rates). The joint venture company is licensed to distribute ZBB energy storage systems into the Chinese market.

During the periods ended December 31, 2007 and 2006 there was no significant activity in the joint venture company.

NOTE 7 - GOODWILL

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

The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, results in the net goodwill amount of $803,079 as of December 31, 2007.

NOTE 8 - NOTE RECEIVABLE-SHAREHOLDER

In July 2006, the Company agreed to a stock sale agreement with 41 Broadway Associates, LLC. Under the terms of the agreement the Company sold to 41 Broadway Associates a total of 294,118 shares in consideration for a 4% $1,000,000 promissory note from 41 Broadway Associates payable in installments over 5 years.

As of December 31, 2007 the Company is owed $708,333 on the note, which is reflected as a reduction to Shareholders’ equity and $56,275 in accrued interest.

NOTE 9 - NOTES PAYABLE AND CONVERTIBLE DEBT

$1,000,000 Montgomery Capital Partners LP Convertible Debt Facility

On February 28, 2006 the Company borrowed $1,000,000 from Montgomery Capital Partners L.P., and entered into a convertible loan and warrant agreement (the “Montgomery Facility”). Interest on the Montgomery facility accrued at 10% per annum compounded monthly and became payable in full on the earliest to occur of the consummation by the Company of any major financing, a default, or February 28, 2008.

On July 11, 2007, subsequent to the Company’s public offering the Company repaid the Montgomery Facility an aggregate of $1,295,239 representing $890,000 of the outstanding principal amount of the Montgomery Facility, $124,918 in accrued interest, $178,000 as the contractual prepayment premium, and $102,321 in certain loan deferral fees all of which were accrued and expensed during the year ended June 30, 2007. Under the terms of the Montgomery Facility the Company was also required to issue to Montgomery shares of common stock equal to 50% of the amount required to be repaid under the Montgomery Facility, divided by the conversion price then in effect. Based on the application of above formula Montgomery was issued an aggregate of 202,674 shares of common stock.

The Montgomery Facility also provided that Montgomery would receive up to 117,647 warrants to purchase common stock, the exercise price of which was to set at the time subscription notice is given with respect to such warrants. On July 11, 2007, the Company issued an aggregate of 63,263 shares of common stock in respect of the cashless exercise of Montgomery’s warrants on July 5, 2007.

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

On August 7, 2007, after discussions with the Bushido Lenders, the Company agreed to the following re-payment terms, all of which have been satisfied:

---The Company paid the full $2,226,667 due under the Bushido Loan to Bushido, Pierce and ABS-SOS Partners, plus $20,000 in reimbursement of their legal fees on August 8, 2007 in full satisfaction of all obligations under the note purchase agreement. Such payment resulted in a release of all liens of ZBB assets including a pledge of the shares of our subsidiaries.

---The Company agreed to file with the SEC a resale registration statement, registering an aggregate of 436,600 shares of common stock for ABS-SOS, as a selling shareholder;

---The resale registration statement was required to be declared effective by the SEC by October 31, 2007 discharging the Company from all of its obligations under the new registration rights agreement, and the prior exercise by ABS-SOS of their warrants for $1,113,300 in cash and the issuance of our 436,600 shares shall not be affected.

The Company satisfied all of the foregoing requirements.

 $3,260,000 Convertible Promissory Notes

Between April 2006 and May of 2007 the Company issued $3,260,000 convertible promissory notes various accredited investors in a series of private placement transactions. The Notes accrued interest at 15% per annum and were due on June 30, 2007. Each lender had the right to receive payment in full along with a warrant to purchase such number of shares of common stock equal to 50% of the principal amount of the Note at an exercise price equal to 120% of the offering price in the Company’s June 2007 public offering. Alternatively, each lender could choose to convert the principal and interest owed into the Company’s common stock at a conversion price equal to 50% of the $6.00 per share offering price in the Company’s United States public offering. There was an “embedded conversion benefit discount” deemed to be available to the note holders resulting in additional paid-in capital recorded at the time the notes were issued of $1,630,000 which were amortized over the term of the notes.

As of December 31, 2007 all of the Notes had either been converted into shares or repaid. Payments to redeem $556,250 in principal and interest due on the notes were disbursed in the six months ended December 31, 2007.

NOTE 10 - BANK LOANS AND NOTES PAYABLE

At December 31, 2007 the Company's debt consisted of the following:

Bank loans-current	$1,890,379
Bank loans-long term	$239,385
Total	$2,129,764

During the period ended December 31, 2007 the Company came to terms with all the note and convertible debt holders to retire all principal and interest outstanding.

Interest on the building loan is calculated at prime rate, secured by the property and equipment with the principal balance at December 31, 2007 of $1,798,868. The Company is currently in negotiations with its lenders to convert their building loan to long-term.

Maximum aggregate annual principal payments for the 12 month periods subsequent to December 31, 2007 are as follows:

2008	$1,890,379
2009	$100,036
2010	$108,608
2011	$30,741
$2,129,764

NOTE 11- EMPLOYEE/DIRECTOR OPTION PLANS

In 1998 the Company adopted a Key Employee Stock Option Plan (the “KESOP”) pursuant to which up to 268,927 shares of common stock were authorized for grants of options, rights, and stock awards. The exercise price of all options granted under the Plan was determined by the Board of Directors at an amount no less than the estimated fair value of the Company’s common stock at the date of grant. All options available under the KESOP have been granted. As of December 31, 2007, 4,412 options remain outstanding with an exercise price of $8.50 per share, which expire March 15, 2008.

In 1998 the Company entered into an Outside (Non-Executive) Directors Stock Option Plan (ODSOP) whereby 67,231 options were issued to Non-Executive Directors over a five year period commencing on January 2, 1999. At June 30, 2003, all ODSOP options had been granted. During fiscal 2007, 9,882 ODSOP options were exercised. No options have been exercised in the current periods ended December 31, 2007. At December 31, 2007 8,470 ODSOP options with an exercise price of $4.25 and an exercise date of January 2, 2008 remain outstanding. No ODSOP options were exercised in the first half of fiscal 2008.

In 2002 the Company established the 2002 Stock Option Plan (“SOP”) whereby a stock option committee was given the discretion to grant up to 617,647options to key employees of the Company at exercise prices and dates to be determined (but in any case not less than $5.61 per share) by the directors. At December 31, 2007 there remain 174,435 options outstanding with exercise prices of not less than $5.61 and exercise dates up to March 30, 2010. A further 193,213 options are available to be issued under the SOP. No options were exercised in the first half of fiscal 2008.

During 2005 the Company established an Employee Stock Option Scheme that authorizes the board of directors or a committee thereof, to grant options to employees and directors of the Company or any affiliate of the Company. The maximum number of options that may be granted in aggregate at any time under this option scheme or under any other employee option or share plan is the number equivalent to 5% of the total number of issued shares of the Company including all shares underlying options under the KESOP, the ODSOP and the 2002 Plan. Options issued expire five years after the grant. During the year ended June 30, 2007 250,000 options were granted with a balance of 295,804 options available for future grant. At December 31, 2007, 250,000 options with an exercise price of $3.82 with an exercise date of June 12, 2012 remain outstanding. No options have been exercised in fiscal 2007 or 2008 year to date.

During 2007 the Company established the 2007 Equity Incentive Plan that authorizes the board of directors or a committee thereof, to grant up to a maximum of 1,500,000 options to employees and directors of the Company at exercise prices to be determined by the administrator but shall not be less than 100% (110% for a 10% shareholder) of the market value on the date granted. The maximum number of shares subject to options granted to any one employee during any fiscal year shall not exceed 300,000. No options were issued under this plan as of December 31, 2007.

At December 31, 2007 the Company had 1, 989,017 options available for future grant.

The following table summarizes information relating to the stock options outstanding at December 31, 2007:

		Outstanding		Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$3.06-3.82	250,000	4.5	$3.82	250,000	$3.82
$4.25-5.61	94,998	0.4	$5.49	94,998	$5.49
$6.51-8.50	92,319	2.1	$6.61	92,319	$6.61
Balance at December 31, 2007	437,317	3.1	$4.77	437,317	$4.77

NOTE 12 - NON RELATED PARTY OPTIONS

At December 31, 2007 there were 120,023 warrants issued and outstanding to Empire Financial Group, Ltd. in connection with certain capital raising activities in 2006, exercisable at $3.23 per share and which expire on September 30, 2011.

At December 31, 2007 there were 50,000 warrants issued and outstanding to Empire Financial Group, Ltd. in connection with our recent United States public offering which are exercisable at $7.20 per share.

At December 31, 2007 there were 195,800 warrants issued and outstanding to Strategic Growth International in connection with capital raising activities in 2006 and 2007, with an expiration date between March 2011 and June 2012 and an exercise price of between $3.75 and $7.20.

The table below summarizes non-related party option balances:

Stock Options		Weighted-Average
Non-related party activity	Number of Options	Exercise Price Per Share
Balance at June 30, 2006	1,242,510	$5.96
Options granted	715,103	3.40
Options expired	(152,811)	6.00
Options exercised	(720,391)	4.33
Balance at June 30, 2007	1,084,411	$5.41
Options granted	-	-
Options expired	(600,941)	8.50
Options exercised	(117,647)	3.40
Balance at December 31, 2007	365,823	$4.24

NOTE 13 - COMMITMENTS

In July 2006, the Company entered into a business development agreement with 41 Broadway Associates, whereby 41 Broadway Associates is to provide consulting services including business planning and facilitation of introductions to strategic relationships and customers, corporate financiers and investment bankers at a fee of $200,000 per year payable quarterly until September 2010. During the six months ended December 31, 2007 fees of $100,000 were incurred by the Company.

In July 2007 the Company commenced engineering and product development activities pursuant to a collaborative project entitled the Advanced Electricity Storage Technologies project (the “AEST Project”), with an Australian government agency. The AEST project runs through July 2010. The terms of the project provide for the receipt of funding by the Company for future development costs which include the production and delivery of one 500kWh energy storage system.

During the six months ended December 31, 2007 $440,326 was recognized as revenue based on the completion of all or a part of the first three of nine performance milestones specified in the contract.

The AEST Project has total budgeted expenditure for operating and capital items of approximately $5.1 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.5 million (A$2.8 million) is the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities. The Australian Government is providing the project funding of approximately $2.6 million (A$3.0 million) to be paid in accordance with the completion of contracted project milestones and subject to the Company’s compliance with project reporting requirements, and the Company demonstrating that the funds already provided to it have been fully spent or will be fully spent in the near future.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company leases its Australian office facility from an entity affiliated with three of the Company’s officers, one of which retired effective December 31, 2007. The current rental is $58,520 per annum (A$66,500) and is subject to an annual CPI adjustment.

Rent expense was $28,388 and $20,896 for the six months ended December 31, 2007 and 2006.

The future payments required under the terms of the lease are as follows:

 For the twelve months ending December 31,
2008	$58,520
2009	$58,520
2010	$58,520
2011	$53,643
2012	$ -0-
TOTAL:	$229,203

In 2007, the Company received a purchase order from ZBB China Pty Ltd for delivery of an energy storage system. There was no other activity during the three months ended December 31, 2007. The Company has received a deposit of $160,000 on the order which it has recorded as deferred revenue at December 31, 2007. See additional discussion in Note 3, “Revenue Recognition”.

NOTE 15 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death. The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable. For U.S. employees, the Company has a 401(k) plan. All active participants are 100% vested immediately.

Expenses under these plans were $19,734 and $14,695 for the six months ending December 31, 2007 and 2006.

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
Forward-Looking and Cautionary Statements

We do not provide forecasts of our future financial performance. However, from time to time, information provided by us or statements made by our employees may contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, “continue”, and similar words. You should read forward-looking statements carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information. Various factors described below, as well as any other instances of cautionary language in this Quarterly Report, refer to or provide examples of risks, uncertainties and events that may cause our actual results to be materially different than the expectations described in our forward-looking statements. You should be aware that the occurrence of any of the events or factors described below and elsewhere in this Quarterly Report could materially and adversely affect our business. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. .
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
•
Our ability to sell our energy storage systems to California Energy Commission and other utility companies will be materially and adversely affected if our two installed systems fail to perform satisfactorily or otherwise fail to meet performance specifications.

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

•	Our products must compete against both existing and newly developed technologies.
•	We face competition from larger, more well-established companies.
•	We may not be able to protect important intellectual property.
•	We face risks associated with our plans to market, distribute and service our products internationally.
•	Sales of our common stock may have an adverse effect on the market price of our common stock.

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

Results of Operations

Three and six months ended December 31, 2007 and 2006:

     Revenue and Other income:

Our revenues for the three and six months ended December 31, 2007 and 2006 were $175,259, $561,681, $299,309 and $509,589 respectively. The increase of $52,092 in the six months ended December 31, 2007 is attributable to a $440,326 increase in revenues from the Advanced Electricity Storage Technologies engineering project (“AEST”) with an Australian government agency which began in July 2007 and a reduction in revenues of $388,234 in the contract with the California Energy Commission (“CEC”) was substantially completed in prior periods. Revenues include estimates based on the percentage-of-completion method of accounting for long-term contracts.

Other income for the three and six months ended December 31, 2007 and 2006 was $158,562, $349,924, $53,906 and $60,076 respectively. The increase of $289,848 in the six months ended December 31, 2006 resulted from an increase in interest income from the investment of proceeds from the Company’s public offering in June 2007. Interest income is expected to decrease in future periods as proceeds from the public offering are utilized for capital expenditures and operational purposes and from lower interest rates on the funds invested, based on current market rates.

     Cost and Expenses and Other expense:

Total operating expenses for the three and six months ended December 31, 2007 and 2006 were $1,434,307, $2,562,791, $876,695 and $1,921,687 respectively. The total operating expense increase in six months ended December 31, 2007 was due to increased expenditures subsequent to our initial U.S. public offering (including legal and other compliance costs) and included increases of $469,943 in selling, general and administrative expense, $24,595 in depreciation; and a decrease in advanced engineering and development costs of $196,177.

Other expenses for the three and six months ended December 31, 2007 and 2006 were $41,512, $147,119, $658,411 and $1,126,525 respectively. The decrease of $979,406 in the six month period ending December 31, 2007 was primarily due to the significant finance related costs incurred during the prior fiscal year and leading up to the our US public offering in June 2007.

During the six months ended December 31, 2007, except for the building and equipment bank loans, all debt was converted to shares of our common stock or repaid which has reduced interest expense during the current period and is expected to significantly reduce interest and finance expense in future periods.

Cost of Contracts. Our cost of contracts for three and six months ended December 31, 2007 and 2006 were $156,782, $421,873, $277,994 and $471,484 respectively. The decrease in expense in the three and six month periods ended December 31, 2007 resulted from lower cost of sales on the final tasks related to the CEC contract, partially offset by the July 2007 start of the AEST contract in Australia which resulted in $318,898 of costs during the six months ending December 31, 2007.

Selling, General and Administrative. Our selling, general and administrative expense for the three and six months ended December 31, 2007 and 2006 were $852,469, $1,467,831, $400,377 and $997,888 respectively. This expense during the current six month period was $469,943 higher than the six month period ending December 31, 2006 and included increases of approximately $300,000 in costs directly related to our initial U.S. public offering, Australian Stock Exchange de-listing, and compliance costs. The remaining balance of the increase is mostly attributable to additional engineering personnel, and overall cost increases.

  Travel costs were approximately $160,000 and $130,000 for the six month periods ending December 2007 and 2006, respectively, related to installation and maintenance of an energy storage system sold to the CEC and increases in marketing and investor relations activities. We expect travel related to marketing and business development to increase as our sales efforts and installations increase.

Insurance costs include insurance benefits for employees of $62,505 and general liability insurance of $28,858. We acquired a $5,000,000 Directors and Officers policy in July 2007 costing $39,500 in annual premiums and expensed $19,750 in the six months ended December 31, 2007.

Advanced engineering and development. Our engineering and development costs for the three and six months ended December 31, 2007 and 2006 were $342,652, $519,756, $133,759 and $323,579 respectively. The increase during the six month period ending December 31, 2007 of $196,177 from the comparable 2006 was primary due to additional engineering staffing and materials costs incurred under the AEST project contract, as well as further development and improvements to the energy storage system manufacturing processes. This project will affect future expenditures through the term of the contract to the extent the costs are allowable under the contract. We intend to maintain our Australian staff and facility for the purposes of facilitating further marketing in Australia and Asia and for advanced engineering and development projects as needed.

Net Loss. Our net loss for the three and six months ended December 31, 2007 and 2006 was $1,141,998, $1,798,305, $1,181,891 and $2,478,547 respectively. In the three months ended December 31, 2007 there was a $39,893 reduction in net loss, and for the six months ended December 31, 2007 a decrease in net loss of $680,242 as compared to the six months ended December 31, 2006.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations were primarily financed through debt and equity financings, government grants and joint ventures. Total paid in capital as of December 31, 2007 was $45,470,441. We had a cumulative deficit of $28,620,436 as of December 31, 2007 compared to a cumulative deficit of $26,822,131 as of June 30, 2007. At December 31, 2007 we had a working capital surplus of $10,022,284 and as of June 30, 2007 a working capital surplus of $11,617,425. Our shareholders’ equity as of December 31, 2007 and June 30, 2007 was $14,642,141 and $15,918,203, respectively.

As a result of consummation of our initial United States public offering and our receipt of $18,410,000 (net of underwriter’s costs) proceeds on June 20, 2007, our working capital increased by $17,267,365 (net proceeds less $1,142,635 in capital raising costs).

Additional funding will be generated with funding from the AEST agreement entered into on June 29, 2007 by ZBB Technologies, Ltd, our subsidiary based in Western Australia, and the Department of Environment and Water Resources (Australia), whereby, among other things, the Department has agreed to provide funding to us for the development and delivery of an energy storage system to be used to store and supply renewable energy generated from photovoltaic solar panels and wind turbines already operational at the Commonwealth Scientific and Industrial Research Organization’s Newcastle Energy Centre in New South Wales.

The AEST agreement provides for $2.6 million (A$3.1 million) in project funding through June 2010 totaling $1.35 million in year one, $1.01 million in year two and $0.24 million in year three, as certain development progress “milestones” are met by us. The AEST project has total budgeted expenditure for operating and capital items of approximately $5.1M (A$5.9M) exclusive of any Australian taxes. The Company’s contribution of approximately $2.5M (A$2.8M) is the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities.

We believe that we will have sufficient capital necessary to meet our operating and capital commitments for at least the next 18 to 24 months. However, if sales increase substantially, we believe we will require additional capital in order to expand our production capacity.

Material Commitments for Capital Expenditures

From the proceeds of our June 2007 United States initial public offering, we retired an aggregate of $4,523,060 in indebtedness (including conversions of debt) in July and August 2007. In addition, we intend to apply approximately $2,750,000 towards the acquisition of new vibration welding and production equipment ($2,000,000), infra-red welding equipment ($250,000) and other production line tools and sundry equipment ($500,000) over the next 24 months.

Operating Activities

  For the six months ended December 31, 2007, net cash used in operations was $2,660,215. Cash used in operations resulted from decreases in accounts payable of $412,917; accrued expenses of $78,919; deferred revenues of $102,937; increase to inventory of $422,565; and an increase in accounts receivable of $40,700. Cash provided from operations resulted from a decrease in prepaids and other current assets of $63,798.

For the six months ended December 31, 2006, net cash used in operations was $1,377,545 after adding back non-cash items of $1,184,689 consisting primarily of depreciation, issuances and amortizations of financial assets, deferred finance fees and discounts and increases in accrued interest expense. Sources of cash provided by operations resulted from increases in accounts payable of $386,375 and accrued expenses of $24,401. Cash used by operations included increases in inventory of $168,284; accounts receivable of $50,785, and other current assets of $7,330; and a decrease in deferred revenue of $268,064.

Investing Activities

For the six months ended December 31, 2007, net cash used in investing activities was $186,233 due to purchases of manufacturing equipment and computer hardware.

For the six months ended December 31, 2006, net cash used in investing activities was $16,968 in other equipment purchases.

Financing Activities

For the six months ended December 31, 2007, net cash used in financing activities was $4,194,149 consisting primarily of $4,047,822 in repayments of interest and principal on notes payable, additional public offering costs of $100,000 and $46,327 reduction in principal on bank loans. The conversion of $475,237 in notes payable for shares of the Company’s common stock during the first quarter significantly reduced all debt balances leaving only the bank loan debt remaining at December 31, 2007.

For the six months ended December 31, 2006, net cash provided from financing activities was $597,884 resulting from $787,500 in convertible note proceeds, bank loans of $24,870, less deferred finance fees of $214,485.

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

We are already working in the California energy market, in association with the CEC, Pacific Gas & Electric and the U.S. Department of Energy amongst others, to install products into the local transmission and distribution network. In addition we are currently addressing opportunities in the renewable energy markets in both the United States and Australia with the intention of introducing products and services into these markets.

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

PART II

Item 1.     Legal Proceedings

On July 23, 2007, Thomas G. Folliard, a former director of the Company who last served in a board meeting in August of 2006, filed suit against the company for outstanding compensation as a director for 75,000 Australian dollars. This suit was settled in January 2008. The amount of the settlement was not material to results of operations or financial condition.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Our initial United States public offering of 3,333,333 shares of our common stock, par value $0.01 was effected through a Registration Statement on Form SB-2 (Reg. No. 333-138243) which was declared effective by the SEC on June 20, 2007. We paid the underwriters a commission of $1,590,000 and incurred additional offering expenses of approximately $1,200,000. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or any of their associates, (ii) any person(s) owning 10% or more of our common stock, or (iii) any of our affiliates. After deducting the underwriter’s commission and the offering expenses, we received net proceeds of approximately $17,200,000. The managing underwriter of our offer was Empire Financial Group, Inc.

From the net proceeds we retired an aggregate of approximately $4.5 million in indebtedness. Approximately $2 million of the net proceeds has been used for working capital, including expanding our selling and marketing efforts and compliance costs, and additions and improvements to manufacturing operations. The remaining net proceeds have all been applied to temporary investments in bank certificates of deposits and money market funds.

Item 3.     Defaults Upon Senior Securities

This Item is not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

On December 12, 2007, at our Annual Meeting of Shareholders (the “Annual Meeting”) our shareholders voted on proposals to: (1) elect one director to serve until 2010 as a Class III director; (2) approve the 2007 Equity Incentive Plan of ZBB Energy Corporation; and (3) ratify the appointment of PKF as our independent auditors for fiscal 2008. In addition, Robert J. Parry and Richard A. Payne continued as Class I directors (term expiring 2008). Manfred E. Birnbaum continued as a Class II director (term expiring 2009). Geoffrey D. Hann continued as a Class II director until his resignation effective December 31, 2007. The results of the proposals voted upon at the Annual Meeting as are as follows:

		For	Against	Abstain	Non-votes

1.	Election of William A. Mundell	4,493,920	-0-	21,500	-0-
2.	Approve the 2007 Equity Incentive Plan	2,537,177	468,088	487	1,509,668
3.	Ratify PKF as our auditors for 2008	4,501,325	14,095	-0-	-0-

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

ZBB ENERGY CORPORATION

	Position	Date

/s/ Scott W. Scampini	Chief Financial Officer	February 14, 2008
Scott W. Scampini	(Signing on behalf of the Registrant and as the Principal financial officer and principal accounting officer)