Form 10QSB
period 2008-03-31
ZBB ENERGY CORP
filed 2008-05-15
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

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

As of May 13, 2008 there were 10,512,283 shares of common stock, $0.01 par value, of the registrant issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS
The accompanying unaudited balance sheet of ZBB Energy Corporation (the “Company”) at March 31, 2008 and the related unaudited statements of operations, changes in shareholder’s equity and cash flows for the three and nine months ended March 31, 2008 and 2007 have been prepared by management in conformity with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the fiscal year ending June 30, 2008 or any other subsequent period.

ZBB ENERGY CORPORATION
Consolidated Balance Sheets as of March 31, 2008 and June 30, 2007

	March 31, 2008	June 30, 2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$9,009,631	$17,823,022
Accounts receivable	476,963	192,768
Other receivables	165,140	36,602
Inventories-net of $311,158 allowance at March 31, 2008	1,905,990	1,272,568
Prepaids and other current assets	414,056	319,790
Total current assets	11,971,780	19,644,750
Long-term assets:
Property, plant and equipment, net	3,897,595	3,570,386
Investment in joint venture	234,125	213,025
Goodwill	803,079	803,079
Total assets	16,906,578	$24,231,240
Liabilities and Shareholders' Equity
Current liabilities:
Bank loans	1,890,379	1,890,379
Accounts payable	710,944	836,183
Accrued loss on contracts	268,000	357,250
Deferred revenues	160,000	336,305
Accrued compensation and benefits	79,642	84,148
Notes payable	-	4,523,060
Total current liabilites	3,108,965	8,027,325
Long-term liabilities:
Bank loans	214,114	285,712
Total liabilities	$3,323,079	$8,313,037
Shareholders' equity
Common stock ($0.01 par value); 150,000,000 authorized 10,512,283 and 10,087,090 shares issued and outstanding
Additional paid-in capital	45,365,318	44,994,333
Note receivable from shareholders	(658,333)	(808,333)
Accumulated other comprehensive (loss)	(1,410,791)	(1,546,537)
Accumulated (deficit)	(29,817,817)	(26,822,131)
Total shareholders' equity	$13,583,500	$15,918,203
Total liabilities and shareholders' equity	$16,906,579	$24,231,240

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Consolidated Statements of Operations for the
Three and Nine Months Ended March 31, 2008 and 2007

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
	unaudited	unaudited	unaudited	unaudited
Revenues
Product sales and revenues	$181,708	$149,911	$303,063	$659,500
Engineering and development contracts	371,148	-	811,474	-
Total Revenues	552,856	149,911	1,114,537	659,500

Cost and Expenses
Cost of product sales	180,862	147,531	283,837	619,015
Cost of engineering and development contracts	398,147	-	717,045	-
Selling, general, and administrative	729,495	536,569	2,197,326	1,534,457
Advanced engineering and development	425,362	287,111	945,118	610,690
Depreciation	100,387	64,358	253,718	193,094
Total Costs and Expenses	1,834,253	1,035,569	4,397,044	2,957,256

Loss from Operations	(1,281,397)	(885,658)	(3,282,507)	(2,297,756)

Other Income (Expense)
Interest income	107,371	18,646	432,295	55,255
Interest expense	(35,827)	(177,688)	(130,161)	(529,853)
Finance costs	(28)	(84,182)	(52,813)	(246,057)
Amortization of debt discounts	-	(771,623)	-	(1,384,108)
Rental income	12,500	18,500	37,500	41,967
Total Other Income (Expense)	84,016	(996,347)	286,821	(2,062,796)

Loss before provision for Income Taxes	(1,197,381)	(1,882,005)	(2,995,686)	(4,360,552)
Provision for Income Taxes	-	-	-	-
Net Loss	$(1,197,381)	$(1,882,005)	$(2,995,686)	$(4,360,552)
Net Loss per share-
Basic and diluted	$(0.11)	$(0.36)	$(0.29)	$(0.83)
Weighted average shares-basic and diluted:
Basic	10,512,283	5,249,624	10,447,344	5,246,770
Diluted	10,512,283	5,249,624	10,447,344	5,246,770

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Changes in Shareholders' Equity (unaudited)

	Number of Shares	Common Stock	Add'l Paid-in Capital	Note Receivable from Shareholders	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	TOTAL Shareholders' Equity	Comprehensive (Loss)

Balance: June 30, 2007	10,087,090	$100,871	$44,994,333	$(808,333)	$(1,546,537)	$(26,822,131)	$15,918,203

Issuance of common stock pursuant to note conversions	159,256	1,593	473,644				$475,237
Issuance of common stock Montgomery warrants	265,937	2,659	(2,659)
Reduction of note receivable from stockholder				150,000			$150,000
Public offering costs			(100,000)				$(100,000)
Net Loss						$(2,995,686)	$(2,995,686)	$(2,995,686)
Net Translation Adjustment					135,746		$135,746	135,746
Balance: March 31, 2008	10,512,283	$105,123	$45,365,318	$(658,333)	$(1,410,791)	$(29,817,817)	$13,583,500	$(2,859,940)

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation	Nine months ended March 31,
Consolidated Statements of Cash Flows (unaudited)	2008	2007
Cash flows from operating activities:
Net loss	$(2,995,686)	$(4,360,552)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	253,718	193,094
Accrued interest on notes payable	-	311,717
Equipment expensed to cost of contracts	118,000	-
Payments applied to note receivable for consulting fees	150,000	141,667
Amortization of note discounts, options and finance fees	-	1,464,915
Prepaids and other assets reclassed to property, plant and equipment	(239,000)	-
(Increase) decrease in operating assets:
Accounts receivable	(284,195)	(28,761)
Inventories	(633,423)	(149,269)
Prepaids and other current assets	(94,266)	123,580
Other assets-interest receivable	(128,538)	-
Increase (decrease) in operating liabilities:
Accounts payable	(125,240)	726,373
Accrued expenses	(4,506)	12,636
Accrued loss on contracts	(89,250)	-
Deferred revenues	(176,305)	(422,276)
Net cash used in operating activities	(4,248,690)	(1,986,876)
Cash flows from investing activities
Capital expenditures	(345,281)	(191,531)
Net cash (used) in investing activities	(345,281)	(191,531)
Cash flows from financing activities
Bank loans and other borrowings	(71,598)	137,668
Bank overdraft	-	106,664
Repayments of notes payable	(4,047,823)	-
Proceeds from exercise of stock options	-	42,000
Proceeds from issue of notes payable	-	1,500,000
Additional public offering costs	(100,000)	-
Deferred finance fees	-	(407,973)
Net cash used by financing activities	(4,219,420)	1,378,359
Effect of exchange rate changes on cash	-	5,442
Net decrease in cash and cash equivalents	(8,813,391)	(794,606)
Cash and cash equivalents - beginning of period	17,823,022	794,606

Cash and cash equivalents - end of period	$9,009,631	$(0)

Cash paid for interest	$182,974	$218,136

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock pursuant to conversion of convertible notes	475,237	60,000
Issuance of common stock pursuant to issuance of note receivable	-	1,000,000
Prepaids and other assets reclassed to property, plant and equipment	239,000	-
Beneficial conversion features on convertible debt issued	-	775,808

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Unaudited Consolidated Financial Statements
March 31, 2008

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

 In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of March 31, 2008 and the results of operations and statements of cash flows for the periods shown not misleading, have been included.

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

The consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, ZBB Technologies, Inc. which operates a manufacturing facility in Menomonee Falls, Wisconsin, and ZBB Technologies, Ltd. which has its advanced engineering and development facility in Perth, Australia, and ZBB China Pty Ltd a 49% owned joint venture company.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period covered by the report. Actual results could differ from those estimates. Estimates are used in accounting for, amongst other things, revenue and losses recognized under the percentage of completion method for sales, impairment of assets, depreciation, and ending valuations of equity and debt instruments. Estimates and assumptions are reviewed periodically and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Income Tax

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in the Financial Accounting Standards Board’s (”FASB”) Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

Revenue recognition on energy storage system long-term contracts utilizes the percentage-of-completion method which recognizes revenue proportionally as costs are incurred and compared to the estimated total costs for each contract. The only long-term contract which involved revenue recognition estimates during the period reported on was with the California Energy Commission (“CEC”), but no revenues were deferred as the contract expired on March 31, 2008. Included in the deferred revenue is $160,000 received from ZBB China Pty Ltd, a 49% owned joint venture company (see Note 14 - Related Party Transactions). During the nine months ended March 31, 2008 and 2007, $303,063 and $659,500 respectively was recognized as revenue on an energy storage system contract with the CEC.

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

In July 2007 the Company commenced engineering and product development activities pursuant to a collaborative project (Advanced Electricity Storage Technologies project) with the Commonwealth of Australian through July 2010 which terms include the receipt of funding of A$3.1 million (approximately US$2.7 million) toward future development costs which include the production and delivery of one 500kWh energy storage system. During the nine months ended March 31, 2008, $811,474 was recognized as revenue based on the completion of all or a part of the first four of nine performance milestones specified in the contract.

As the Company’s energy storage systems are still being developed and integrated into commercial production, actual costs incurred could differ materially from those previously estimated. Once the Company has established that its costs can be reasonably estimated, costs to complete an individual contract in excess of revenue will be accrued upon identification. As of March 31, 2008 provisions of $268,000 have been identified and accrued on existing contracts including the CEC contract which expired on March 31, 2008.

For the three and nine month periods ended March 31, 2008 substantially all of the Company’s revenues were from the two multi-year contracts discussed above.

Loss per Share

The Company adopted SFAS No. 128 which requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue Common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded.

Convertible Notes

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-convertible notes which qualify as equity under Emerging Issues Task Force Issue ("EITF") EITF 00-19, in accordance with the provisions of EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," and EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." Accordingly, the Company records as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

Stock-Based Compensation

The Company follows the provisions of SFAS No. 123, "Share-Based Payment" ("SFAS No. 123(R)"), which is a revision of SFAS No. 123. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Advanced engineering and development

The Company expenses advanced engineering and development costs as incurred. These costs consist primarily of labor, overhead, and materials to build prototype units, materials for testing, develop manufacturing processes and include consulting fees and other costs. Intellectual property, including internally generated patents and know-how is carried at no value. To the extent these cost are allowable costs and funded by advanced engineering and development type agreements with outside parties, typically government agencies, they will be shown separately on the statement of operations as a cost to these projects. See the Revenue Recognition accounting policy note above for additional information on these types of agreements.

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net currency translation adjustments applicable for the periods ended March 31, 2008 and 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations. SFAS No.141R among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” - an amendment of ARB No. 51. This statement improves the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities”. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The guidance will become effective for the fiscal year beginning after November 15, 2008. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 4 - INVENTORIES

Inventory balances are comprised of the following amounts as of March 31, 2008:

Raw materials	$920,638
Work in progress	528,090
Finished goods	457,262
TOTAL	$1,905,990

NOTE 5- PROPERTY, PLANT & EQUIPMENT

Office equipment	$121,347
Manufacturing equipment	3,270,748
Test units	457,916
Building	1,996,134
Land	217,000
6,063,145
Less, accumulated depreciation	(2,165,550)
Net Property, Plant & Equipment	$3,897,595

NOTE 6 - INVESTMENT IN JOINT VENTURE

In March 2005, the Company acquired a 49% interest in ZBB China Pty Ltd for a cost of $221,875 (adjusted for current period foreign exchange rates). The joint venture company is licensed to distribute ZBB energy storage systems into the Chinese market.

During the nine months ended March 31, 2008 and 2007 there was no significant activity in the joint venture company (see Note 14-Related Party Transactions for additional information on energy storage system order).

NOTE 7 - GOODWILL

The Company through a series of transactions in March 1996 acquired ZBB Technologies, Inc., a wholly-owned subsidiary.

Goodwill is the excess of the purchase price paid over the fair value of the identifiable net assets acquired in purchase business combinations. The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess.

The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, results in the net goodwill amount of $803,079 as of March 31, 2008.

NOTE 8 - NOTE RECEIVABLE-SHAREHOLDER

In July 2006, the Company agreed to a stock sale agreement with 41 Broadway Associates, LLC. Under the terms of the agreement the Company sold to 41 Broadway Associates, LLC a total of 294,118 shares in consideration for a 4% $1,000,000 promissory note payable in installments over five years.

As of March 31, 2008 the Company is owed $658,333 on the note, which is reflected as a reduction to Shareholders’ equity and $63,689 in accrued interest.

NOTE 9 - NOTES PAYABLE AND CONVERTIBLE DEBT

$1,000,000 Montgomery Capital Partners LP Convertible Debt Facility

On February 28, 2006 the Company borrowed $1,000,000 from Montgomery Capital Partners L.P. (“Montgomery”), and entered into a convertible loan and warrant agreement (the “Montgomery Facility”). Interest on the Montgomery Facility accrued at 10% per annum compounded monthly and became payable in full on the earliest to occur of the consummation by the Company of any major financing, a default, or February 28, 2008.

On July 11, 2007, subsequent to the Company’s public offering, the Company repaid the Montgomery Facility in full, an aggregate of $1,295,239 representing $890,000 of the outstanding principal amount of the Montgomery Facility, $124,918 in accrued interest, $178,000 as the contractual prepayment premium, and $102,321 in certain loan deferral fees all of which were accrued and expensed during the year ended June 30, 2007. Under the terms of the Montgomery Facility, the Company was also required to issue to Montgomery a number of shares of common stock equal to 50% of the amount required to be repaid under the Montgomery Facility, divided by the conversion price then in effect. Based on the application of above formula, Montgomery was issued an aggregate of 202,674 shares of common stock.

The Montgomery Facility also provided that Montgomery would receive up to 117,647 warrants to purchase common stock, the exercise price of which was to set at the time subscription notice was given with respect to such warrants. On July 11, 2007, the Company issued an aggregate of 63,263 shares of common stock in respect of the cashless exercise of Montgomery’s warrants on July 5, 2007.

There are no outstanding obligations under the Montgomery Facility or to Montgomery at March 31, 2008.

$2,226,667 Bushido Loan

On June 14, 2006 the Company entered into a Note Purchase Agreement with Bushido Capital Master Fund, L.P.; ABS SOS-Plus Partners, Ltd (“ABS-SOS”); and Pierce Diversified Strategy Master Fund (“Pierce”), (the “Bushido Lenders”) pursuant to which the Company issued an aggregate of $2,226,667 face amount of secured promissory notes at a 25% original issue discount (the “Bushido Loan”) and warrants to purchase the Company’s common stock (the “Bushido Warrants”). Interest on the Bushido Loan accrued at 8%, payable quarterly on 75% of the face amount of the notes. The Bushido Loan was due in full on July 14, 2008.

In June of 2007, all of the Bushido Warrants were exercised resulting in the issuance of 110,628 shares to each of Bushido and Pierce and 436,600 shares to ABS-SOS. ABS-SOS exercised their warrants by payment of $1,113,300 in cash for their shares. Bushido and Pierce exercised their warrants by means of a cashless exercise.

On August 7, 2007, after discussions with the Bushido Lenders, the Company agreed to the following re-payment terms, all of which have been satisfied:

---The Company paid the full $2,226,667 due under the Bushido Loan to Bushido, Pierce and ABS-SOS, plus $20,000 in reimbursement of their legal fees on August 8, 2007 in full satisfaction of all obligations under the note purchase agreement. Such payment resulted in a release of all liens of ZBB assets including a pledge of the shares of our subsidiaries.

---The Company agreed to file with the SEC a resale registration statement, registering an aggregate of 436,600 shares of common stock for ABS-SOS, as a selling shareholder;

---The resale registration statement was required to be declared effective by the SEC by October 31, 2007 discharging the Company from all of its obligations under the registration rights provisions of Bushido Warrants agreement.

The Company satisfied all of the foregoing requirements.

 $3,260,000 Convertible Promissory Notes

Between April 2006 and May of 2007 the Company issued $3,260,000 convertible promissory notes (the “Notes”) to various accredited investors in a series of private placement transactions. The Notes accrued interest at 15% per annum and were due on June 30, 2007. Each lender had the right to receive payment in full along with a warrant to purchase such number of shares of common stock equal to 50% of the principal amount of the Note at an exercise price equal to 120% of the offering price in the Company’s June 2007 public offering. Alternatively, each lender could choose to convert the principal and interest owed into the Company’s common stock at a conversion price equal to 50% of the $6.00 per share offering price in the Company’s United States public offering. There was an “embedded conversion benefit discount” deemed to be available to the Note holders resulting in additional paid-in capital recorded at the time the Notes were issued of $1,630,000 which were amortized over the term of the Notes.

As of March 31, 2008 all of the Notes had either been converted into shares or repaid. Payments to redeem $556,250 in principal and interest due on the notes were disbursed in the nine months ended March 31, 2008.

NOTE 10 - BANK LOANS AND NOTES PAYABLE
At March 31, 2008 the Company's debt consisted of the following:

Bank loans-current	$1,890,380
Bank loans-long term	$214,114
Total	$2,104,494

Interest on the building loan is calculated at prime rate, secured by the property and equipment with the principal balance at March 31, 2008 of $1,798,868. The Company is currently in negotiations with its lenders to convert their building loan to long-term.

Maximum aggregate annual principal payments for the 12 month periods subsequent to March 31, 2008 are as follows:

2008	$1,890,380
2009	$100,036
2010	$108,608
2011	$5,470
$2,104,494

NOTE 11- EMPLOYEE/DIRECTOR OPTION PLANS

In 1998 the Company adopted a Key Employee Stock Option Plan (the “KESOP”) pursuant to which up to 268,927 shares of common stock were authorized for grants of options, rights, and stock awards. The exercise price of all options granted under the Plan was determined by the Board of Directors at an amount no less than the estimated fair value of the Company’s common stock at the date of grant. As of March 31, 2008 there were no options or other awards outstanding under the KESOP and there were no additional shares available for grant.

In 1998 the Company adopted an Outside (Non-Executive) Directors Stock Option Plan (the “ODSOP”) whereby 67,231 options were issued to Non-Executive Directors over a five year period commencing on January 2, 1999. At June 30, 2003, all ODSOP options had been granted. During fiscal 2007, 9,882 ODSOP options were exercised. As of March 31, 2008 there were no options outstanding under the ODSOP.

In 2002 the Company established the 2002 Stock Option Plan (“SOP”) whereby a stock option committee was given the discretion to grant up to 882,353 options to key employees of the Company at exercise prices and dates to be determined (but in any case not less than $5.61 per share) by the directors. At March 31, 2008 there remain 157,641 options outstanding with exercise prices of not less than $5.61 and exercise dates up to March 30, 2010. A further 421,466 options are available to be issued under the SOP. No options were exercised during the nine months ended March 31, 2008.

During 2005 the Company established an Employee Stock Option Scheme that authorizes the board of directors or a committee thereof, to grant options to employees and directors of the Company or any affiliate of the Company. The maximum number of options that may be granted in aggregate at any time under this option scheme or under any other employee option or share plan is the number equivalent to 5% of the total number of issued shares of the Company including all shares underlying options under the KESOP, the ODSOP and the SOP. Options issued expire five years after the vesting date. During the year ended June 30, 2007 250,000 options were granted. At March 31, 2008, 250,000 options with an exercise price of $3.82 and an expiration date of June 12, 2012 remain outstanding. No options have been exercised in fiscal 2007 or fiscal 2008 to date.

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorizes the board of directors or a committee thereof, to grant up to a maximum of 1,500,000 options to employees and directors of the Company at exercise prices to be determined by the administrator but not less than 100% (110% for a 10% shareholder) of the market value on the date granted. The maximum number of shares subject to options granted to any one employee during any fiscal year shall not exceed 300,000. No options were issued under this plan as of March 31, 2008.

At March 31, 2008 the Company had a total of 1,921,466 options available for future grant under the SOP, the Employee Stock Option Scheme and the 2007 Plan.

The following table summarizes information relating to the stock options outstanding at March 31, 2008:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options Outstanding	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$3.82-5.60	250,000	4.2	$3.82	250,000	$3.82
$5.61-6.50	69,734	0.3	$5.61	69,734	$5.61
$6.51-8.50	87,907	2.0	$6.51	87,907	$6.51
Balance at March 31, 2008	407,641	3.1	$4.71	407,641	$4.71

NOTE 12 - NON RELATED PARTY WARRANTS

At March 31, 2008 there are 120,023 warrants issued and outstanding to Empire Financial Group, Ltd. in connection with certain capital raising activities in 2006, exercisable at $3.23 per share and which expire on September 30, 2011.

At March 31, 2008 there are 50,000 warrants issued and outstanding as part of the underwriting compensation to Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our recent United States public offering which are exercisable at $7.20 per share.

At March 31, 2008 there are 195,800 warrants issued and outstanding to Strategic Growth International in connection with capital raising activities in 2006 and 2007, with expiration dates between March 2011 and June 2012 and exercise prices of between $3.75 and $7.20.

The table below summarizes non-related party warrant balances:

Stock Warrants		Weighted-Average
Non-related party activity	Number of Warrants	Exercise Price Per Share

Balance at June 30, 2006	1,242,510	$5.96
Warrants granted	715,103	3.40
Warrants expired	(152,811)	6.00
Warants exercised	(720,391)	4.33
Balance at June 30, 2007	1,084,411	$5.41
Warrants granted	-	-
Warrants expired	(600,941)	8.50
Warants exercised	(117,647)	3.40
Balance at March 31, 2008	365,823	$4.24

NOTE 13 - COMMITMENTS

In July 2006, the Company entered into a business development agreement with 41 Broadway Associates, whereby 41 Broadway Associates,LLC is to provide consulting services including business planning and facilitation of introductions to strategic relationships and customers, corporate financiers and investment bankers at a fee of $200,000 per year payable quarterly until September 2010. During the nine months ended March 31, 2008 fees of $150,000 were incurred by the Company.

In July 2007 the Company commenced engineering and product development activities pursuant to a collaborative project entitled the Advanced Electricity Storage Technologies (“AEST”) project, with the Commonwealth of Australia, through July 2010. The terms of the project provide for the receipt of funding by the Company for future development costs which include the production and delivery of one 500kWh energy storage system.

During the nine months ended March 31, 2008 $811,474 was recognized as revenue based on the completion of all or a part of the first four of nine performance milestones specified in the contract.

The AEST project has total budgeted expenditure for operating and capital items of approximately $5.2 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.5 million (A$2.8 million) is the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities. The Australian Government is providing the project funding of approximately $2.7 million (A$3.1 million) to be paid in accordance with the completion of contracted project milestones and subject to the Company’s compliance with project reporting requirements and demonstrating that the funds already provided to it have been fully spent or will be fully spent in the near future.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company had leased its Australian office facility from an entity affiliated with three of the Company’s officers. In January 2008 the facility was sold to a non-related Australian company, eliminating the related party relationship between the Company and its landlord. The current rental is $60,042 per annum (A$68,230) and is subject to an annual CPI adjustment.

Rent expense was $45,024 and $35,943 for the nine months ended March 31, 2008 and 2007.

The future payments required under the terms of the lease are as follows:

For the twelve months ending March 31,
2009	$60,042
2010	$60,042
2011	$60,042
2012	$40,028
TOTAL:	$220,154

In 2007, the Company received a purchase order from its 49% owned joint venture company, ZBB China Pty Ltd, for delivery of an energy storage system. There was no significant activity during the nine months ended March 31, 2008. The Company has received a deposit of $160,000 on the order which it has recorded as deferred revenue at March 31, 2008. See additional discussion in Note 3, “Revenue Recognition”.

NOTE 15 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death. The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable. For U.S. employees, the Company has a 401(k) plan. All active participants are 100% vested immediately.

Expenses under these plans were $45,092 and $24,068 for the nine months ending March 31, 2008 and 2007.

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

Forward-Looking and Cautionary Statements

Information provided by us or statements made by our employees may, from time to time, contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may”, “expect”, “anticipate”, “believe”, “estimate”, “continue”, and similar words. You should read and use our forward-looking statements carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information. Various factors described below, as well as any other instances of cautionary language in this Quarterly Report, refer to or provide examples of risks, uncertainties and events that may cause our actual results to be materially different than the expectations described in our forward-looking statements. You should be aware that the occurrence of any of the events or factors described below and elsewhere in this Quarterly Report could materially and adversely affect our business. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.
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

•	We have incurred losses and anticipate incurring continuing losses.
•	Our initial customer focus is utilities and renewable energy companies which are generally slow to react to new technologies or make substantial financial commitments.
•	The market for our products is new and evolving and a viable market may never develop or may take longer to develop than we anticipate.
•	Undetected and unanticipated defects in our energy storage systems could increase our costs and harm our reputation.
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

Our production capacity currently remains limited because we have only recently commenced implementation of our revised business plan which requires the acquisition of manufacturing plant and equipment to increase production output as well as increasing the level of inventory purchases to obtain economies of scale in pricing.

Our business model involves marketing primarily to large utility companies and renewable energy customers. In order for these customers to make the most efficient use of our products in their electricity production and delivery operations, they would likely purchase our energy storage systems in quantities that could exceed our current production capacity.

Our products reflect a newer technology that has not yet attained commercial acceptance .in the market. Additionally, we intend to compete with the existing lead-acid storage system and other technologies which have attained market acceptance.

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

Results of Operations

Three and nine months ended March 31, 2008 and 2007:

     Revenue and Other income:

Our revenues for the three and nine months ended March 31, 2008 and 2007 were $552,856 and $149,911 for the three months, and $1,114,537 and $659,500 for the nine months, respectively. The increase of $455,037 in the nine months ended March 31, 2008 was attributable to a $811,474 increase in revenues from the AEST engineering project with the Commonwealth of Australia, which began in July 2007 and a reduction in revenues of $356,437 in the contract with the CEC which was substantially completed in prior periods and concluded with the expiration of the contract as of March 31, 2008. Revenues include estimates based on the percentage-of-completion method of accounting for long-term contracts.

Other income for the three and nine months ended March 31, 2008 and 2007 was $119,871 and $37,146 for the three months, and $469,795 and $97,222 for the nine months, respectively. The increase of $372,573 in the nine months ended March 31, 2008 resulted from an increase in interest income from the investment of proceeds from the Company’s U.S. public offering in June 2007. Interest income is expected to decrease in future periods as proceeds from the public offering are utilized for capital expenditures and operational purposes and from lower interest rates on the funds invested, based on current market rates.

     Cost and Expenses and Other expense:

Total operating expenses for the three and nine months ended March 31, 2008 and 2007 were $1,834,253 and $1,035,569 for the three months, and $4,397,044 and $2,957,256 for the nine months, respectively. The total operating expense increase of $1,439,788 in the nine months ended March 31, 2008 was related to increased levels of revenues and related costs of $381,867; increased expenditures subsequent to our initial U.S. public offering (including legal activities and other compliance costs) contributing to approximately $300,000 of the $662,869 total increase in selling, general and administrative expense; increases in advanced engineering and development costs of $334,428; and $60,624 in additional depreciation, as compared to the period ending March 31, 2007.

Other expenses for the three and nine months ended March 31, 2008 and 2007 were $35,855 and $1,033,493 for the three months, and $182,974 and $2,160,018 for the nine months, respectively. The decrease of $1,977,044 in other expenses for nine month period ending March 31, 2008 was primarily due to the significant decrease in finance related costs as compared to costs incurred during the prior fiscal year and leading up to the our U.S. public offering in June 2007.

During the nine months ended March 31, 2008, except for the building and equipment bank loans, all debt was converted to shares of our common stock or repaid which has reduced interest expense during the current period.

Cost of Contracts. Our cost of contracts for three and nine months ended March 31, 2008 and 2007 were $579,009 and $147,531 for the three months, and $1,000,882 and $619,015 for the nine months, respectively. The increase in expense in the three and nine month periods ended March 31, 2008 resulted from higher cost of sales related to the July 2007 start of the AEST contract in Australia which resulted in $717,045 of additional costs, partially offset by lower costs related to the CEC sales contract which expired during the nine months ending March 31, 2008.

Selling, General and Administrative. Our selling, general and administrative expense for the three and nine months ended March 31, 2008 and 2007 was $729,495 and $536,569 for the three months, and $2,197,326 and $1,534,457 for the nine months, respectively. This expense during the current nine month period was $662,869 higher than the nine month period ending March 31, 2007 and included increases of approximately $300,000 in costs directly related to our initial U.S. public offering, Australian Stock Exchange de-listing, and compliance costs. The remaining balance of the increase is mostly attributable to additional investor and public relations costs; management, financial and administrative personnel; the establishment of a sales and marketing department; and overall cost increases.

  Travel costs were approximately $238,000 and $182,000 for the nine month periods ending March 2008 and 2007, respectively, related to installation and maintenance of an energy storage system sold to the CEC and increases in marketing and investor relations activities. We expect overall travel related to marketing and business development to increase as our sales efforts and installations increase, but decrease as a percentage of sales.

Insurance costs include insurance benefits for employees of $91,005 and general liability insurance of $45,946. We acquired a $5,000,000 Directors and Officers policy in July 2007 costing $39,500 in annual premiums. We amortized $29,625 of the annual premium in the nine months ended March 31, 2008.
Advanced engineering and development. Our engineering and development costs for the three and nine months ended March 31, 2008 and 2007 were $425,362 and $287,111 for the three months, and $945,118 and $610,690 for the nine months, respectively. The increase during the six month period ending March 31, 2008 of $334,428 from the comparable 2007 period was primary due to additional engineering staffing and materials costs incurred under the AEST project contract, as well as further development and improvements to the energy storage system manufacturing capacity, quality control, and cost improvement processes. This project will affect future expenditures through the term of the contract to the extent the costs are allowable under the contract. We intend to maintain our Australian staff and facility for the purposes of facilitating further marketing in Australia and Asia and for advanced engineering and development projects as needed.

Net Loss. Our net loss for the three and nine months ended March 31, 2008 and 2007 was $1,197,381 and $1,882,005 for the three months, and $2,995,686 and $4,360,552 for the nine months, respectively. In the three months ended March 31, 2008 there was a $684,624 reduction in net loss, and for the nine months ended March 31, 2008 a decrease in net loss of $1,364,866 as compared to the nine months ended March 31, 2007.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations were primarily financed through debt and equity financings, government grants and joint ventures. Total paid in capital as of March 31, 2008 was $44,812,108. We had a cumulative deficit of $29,817,817 as of March 31, 2008 compared to a cumulative deficit of $26,822,131 as of June 30, 2007. At March 31, 2008 we had a working capital surplus of $8,862,815 and as of June 30, 2007 a working capital surplus of $11,617,425. Our shareholders’ equity as of March 31, 2008 and June 30, 2007 was $13,583,500 and $15,918,203, respectively.

As a result of consummation of our initial U.S. public offering and our receipt of $18,410,000 proceeds (net of underwriter’s costs) on June 20, 2007, our working capital increased by $17,267,365 (net proceeds less $1,142,635 in capital raising costs).

Additional funding is expected to be generated with funding from the AEST agreement entered into on June 29, 2007 by ZBB Technologies, Ltd, our subsidiary based in Western Australia, and the Commonwealth of Australia (administered by the Department of Environment and Water Resources), whereby, among other things, the Department has agreed to provide funding to us for the development and delivery of an energy storage system to be used to store and supply renewable energy generated from photovoltaic solar panels and wind turbines already operational at the Commonwealth Scientific and Industrial Research Organization’s Newcastle Energy Centre in New South Wales.

The AEST agreement provides for $2.7 million (A$3.1 million) in project funding through June 2010 totaling $1.4 million in year one, $1.1 million in year two and $0.2 million in year three, as certain development progress “milestones” are met by us. The AEST project has total budgeted expenditure for operating and capital items of approximately $5.2 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.5 million (A$2.8 million) is the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities.

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

Operating Activities

  For the nine months ended March 31, 2008, net cash used in operations was $4,248,690. Cash used in operations resulted from decreases in accounts payable of $125,240; accrued expenses and loss on contracts of $93,756; deferred revenues of $176,305; increase to inventory of $633,423; an increase in accounts receivable of $284,195; and an increase in other assets of $128,538. Other non-cash adjustments to cash included long-term assets of $118,000 expensed to costs of engineering and development contracts and $150,000 of non-cash consulting fees.

For the nine months ended March 31,2007, net cash used in operations was $1,986,876 after adding back non-cash items of $2,111,393 consisting primarily of depreciation, issuances and amortizations of financial assets, deferred finance fees and discounts and increases in accrued interest and non-cash consulting expenses Sources of cash provided by operations resulted from increases in accounts payable of $726,373 and accrued expenses of $12,636, and a decrease in prepaids and other current assets of $123,580. Cash used by operations included increases in inventory of $149,269; accounts receivable of $28,761; and a decrease in deferred revenue of $422,276.

Investing Activities

For the nine months ended March 31, 2008, net cash used in investing activities was $345,281 due to purchases of manufacturing equipment and computer hardware.

For the nine months ended March 31, 2007, net cash used in investing activities was $191,531 in equipment purchases.

Financing Activities

 For the nine months ended March 31, 2008, net cash used in financing activities was $4,219,420 consisting primarily of $4,047,823 in repayments of interest and principal on notes payable, additional public offering costs of $100,000 and $71,598 reduction in principal on bank loans. Also, the conversion of $475,237 in notes payable for shares of the Company’s common stock during the first quarter significantly reduced debt balances leaving only bank loan debt remaining at March 31, 2008.

 For the nine months ended March 31,2007, net cash provided from financing activities was $1,378,359 resulting from $1,500,000 in convertible note proceeds, bank loans of $244,332, less deferred finance fees expenditures of $407,973.

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

We continue to work in the California energy and utility markets through the CEC (under a new May 2008 agreement), and pursue opportunities with Pacific Gas & Electric and the U.S. Department of Energy amongst others, to install products into the local transmission and distribution network. In addition we are currently addressing opportunities in the renewable energy markets in both the United States and Australia with the intention of introducing products and services into these markets.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There have been no changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

PART II

Item 1.     Legal Proceedings

This Item is not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

As a result of consummation of our initial United States public offering 3,333,333 shares of our common stock, par value $0.01 was effected through a Registration Statement on Form SB-2 (Reg. No. 333-138243) which was declared effective by the SEC on June 20, 2007 resulting in receipt of $18,410,000 (net of underwriter’s costs) proceeds on June 20, 2007. The managing underwriter of our offer was Empire Financial Group, Inc.

From the proceeds of our June 2007 United States initial public offering, we incurred approximately $1.2 million in additional offering expenses and retired an aggregate of $4.5 million in indebtedness. Approximately $2 million of the net proceeds has been used for working capital, including expanding our selling and marketing efforts and compliance costs, and additions and improvements to manufacturing operations. The remaining net proceeds have all been applied to temporary investments in bank certificates of deposits and money market funds.

Item 3.     Defaults Upon Senior Securities

This Item is not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5.     Other Information

This Item is not applicable.

Item 6.     Exhibits

(a)     Exhibits:

Exhibit 31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2
Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2
Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10- QSB Quarterly Report has been signed by the following persons in the capacities and on the dates indicated.

ZBB ENERGY CORPORATION

	Position	Date

/s/ Scott W. Scampini	Chief Financial Officer	May 13, 2008
Scott W. Scampini	(Signing on behalf of the Registrant and as the Principal financial officer and principal accounting officer)