Form 10KSB
period 2008-06-30
ZBB ENERGY CORP
filed 2008-09-05
CIK 1140310

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-33540
ZBB ENERGY CORPORATION
(Name of small business issuer as specified in its charter)

Wisconsin	39-1987014
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

N93 W14475 Whittaker Way, Menomonee Falls, Wisconsin 53051
(Address of principal executive offices, including zip code)

Issuer’s telephone number, including area code:
(262) 253-9800 (U.S. only)

Securities registered pursuant to Section 12(b) of the Act:
$.01 par value common stock

Securities registered pursuant to Section 12(g) of the Act:
None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☑

The issuer’s revenues for the most recent fiscal year were $1,279,599.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $28,900,000 as of August 18, 2008.

As of August 18, 2008, 10,512,283 shares of our common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format: No.

ZBB ENERGY CORPORATION

2008 FORM 10-KSB ANNUAL REPORT

PART I

Unless otherwise specified, all references to dollar amounts reflect United States dollars.

Item 1.  Description of Business

Our Energy Storage Business

We design, develop, manufacture and distribute energy storage systems under the trade names ZESS 50 and ZESS 500. Our ZESS systems are built using a proprietary process based upon our zinc-bromide rechargeable electrical energy storage technology. The modular nature of our zinc-bromide regenerative fuel cells allows it to be sized and packaged into fully customized, large format energy storage systems. Our systems combine these modules with computer hardware and software that interface with a customer’s power source to recharge during off peak times and discharge power as needed.

We have designed this system to meet a number of significant market applications, including:

•
Load management for generation, transmission and distribution utilities, energy service companies and large commercial and industrial customers, which allows these companies to use stored energy to meet their customers’ energy demands during peak periods of usage or other designated times

•	Storage of wind, hydro (water) and solar energy production (often referred to as “renewable energy”) in both grid connected and grid independent environments

•	Uninterruptible power supply and power quality protection from voltage, current or frequency deviations for both commercial and industrial customers

Our energy storage systems are protected by U.S. and international patents and trade secrets law covering certain aspects of our manufacturing process and our zinc-bromine technology. We have been granted 16 patents to date and have three additional patent applications pending.

Our systems compete with both traditional energy storage technologies, such as lead acid batteries, as well as emerging energy storage technologies, such as vanadium redox and sodium sulfur batteries. For our target markets, we believe our product has a significant advantage over competing products and technologies in terms of:

•
Superior technical attributes in terms of the amount of energy that can be stored in a system of a given weight and size or “energy density” (sometimes measured in Watt Hours per Kilogram or Wh/kg), recharge cycle and overall cycle life

•	Competitive cost, based on dollars per Kilowatt Hours (kWh), as well as life of the module components

•	Demonstrated commercial manufacturing capability of functioning product in the United States

•	Modular construction allowing portable applications of varying size, as compared to the large scale, fixed site emerging alternatives.

History

ZBB Technologies, Limited, our Australian subsidiary (formerly known as ZBB (Australia) Limited), was formed in 1982 to develop commercial applications for the zinc-bromide research being conducted by Murdoch University in Western Australia. ZBB Technologies, Inc., our U.S. operating subsidiary, was established in 1994 in Wisconsin to acquire the zinc-bromide technology assets of Johnson Controls, Inc. which was engaged in research to manufacture energy storage systems based upon the zinc-bromide technology. Pursuant to this acquisition, certain key employees researching this technology for Johnson Controls, Inc. became employed by ZBB Technologies, Inc. to continue their research. ZBB Energy Corporation was formed in 1998 in Wisconsin as a holding company for ZBB Technologies, Limited and ZBB Technologies, Inc.

Since our inception, and through 2004, our operations consisted primarily of research and development and we have not had material revenues. Prior to such time, our operations have historically been funded through government grants and private investment.

In May 2004, we entered into a sales contract (contract completed March 31, 2008) to provide four 500kWh energy storage systems to our first commercial customer, the California Energy Commission that purchased our energy storage system to demonstrate the efficiency and reliability benefits of our systems. We delivered the first of these systems in February 2006 and the second in May 2007 to the San Ramon testing facility of Pacific Gas and Electric. These two systems have operated independent of each other and at various times throughout the period up until March 2008. During the operational period these systems have at all times being monitored with data collection that verifies their performance and operational reliability. In March 2008, PG&E advised the company and the California Energy Commission (CEC) that the San Ramon facility would not be available for the continued operation of these systems in the summer of 2008 and that PG&E were desirous of moving these systems to another of its electrical sub-station sites. The California Energy Commission as the owner of this equipment advised the company that it was agreeable to the relocation of these systems and that a contract amendment was necessary between the parties. By a contract amendment May 12, 2008 California Energy Commission has agreed to amend the original contract to authorize the use of two 500Kw trailerized systems.

In March 2005, we formed ZBB China Pty Ltd., a joint venture company with China Century Group Ltd. of which we own 49%. The joint venture is intended to sell energy storage systems to our target customer base in the Peoples Republic of China. The joint venture has contracted to purchase one of our 500kWh systems for $300,000 to demonstrate our products to potential customers. To date this joint venture has not performed to the company’s expectation and the company is assessing the long term viability of this venture. ZBB remains committed to entering the China market for the sales of its energy storage systems.

On June 29, 2007, ZBB Technologies, Ltd, our subsidiary based in Western Australia, and the Commonwealth of Australia by and acting through the Department of Environment and Water Resources, entered into an agreement for project funding under the Advanced Electricity Storage Technologies program, whereby, among other things, the Department has agreed to provide funding to ZBB Technologies Ltd. for the development and delivery of an energy storage system that will be used to store and supply renewable energy generated from photovoltaic solar panels and wind turbines already operational at the Commonwealth Scientific and Industrial Research Organization’s Newcastle Energy Centre in New South Wales. This agreement provides for a three year term under which the Commonwealth of Australia will provide $2.7 million (A$3.1 million) in project funding over several periods through June 2010, as certain development progress “milestones” are met by ZBB Technologies, Ltd to the satisfaction of the Commonwealth of Australia. During the first twelve months of this project, through June 30, 2008, the first five (of nine) project milestones had been met to the satisfaction of the Commonwealth of Australia. The company has recognized revenues of $1.0 million leaving a remaining balance of $1.8 million of additional funding in the second and third years of the agreement.

In January 2008 we appointed Mr. Kevin Dennis as the Vice President for Marketing and Sales for ZBB Energy. Mr. Dennis brings to ZBB a wealth of experience in power electronics and associated electrical equipment including electrical generating and storage technologies and products. Prior to joining ZBB Mr. Dennis held various senior management roles with ABB, most recently as Director, Advanced Power Electronics - North America. Kevin also spent four years as the sales and engineering manager for Omnion Power Engineering Corporation, a manufacturer of power electronics systems for advanced energy systems. His early career also includes six years as a design engineer with American Electric Power Service Corporation (AEP) in Columbus, Ohio. He holds a Bachelors of Science, Electrical Engineering from Michigan Technological University, and is a member of the IEEE (Power Electronics Group). He is a past member of National Electrical Testing Association (NETA), participated as an industry representative in the working group for the development of Underwriters Laboratory standard, UL 741, for utility grid connected power converters.

On March 21, 2008 the company entered into an agreement in the United States with Future House U.S.A, a development consortium involved in the design, construction and demonstration of a environmentally sustainable residential housing project that incorporates a significant number of technologically advanced construction materials and energy producing and energy efficiency products in order to achieve a fully sustaining or “zero net energy” residential environment. In June 2008 the company shipped the first of its ZESS 50 products, a stand alone 50kWh energy storage system to China for inclusion in the Future House U.S.A project. Future House U.S.A is a United States housing initiative and is one of ten such advanced demonstration project houses from countries around the world that were highlighted at the 2008 Olympic Beijing Olympic Games in China. The company has received and expects it will continue to receive global interest in its product and long term marketing opportunities through its participation in this China based project.

Our long-term strategic goal includes the expansion of our customer base beyond public utilities and utility companies to enable us to ultimately produce and sell energy storage systems to the private sector, including business and residential customers who want to possess an alternative energy system for their businesses or homes. Mr. Dennis has initiated policies and actions consistent with this strategic goal and has accelerated our initiatives for near term commercial sales of our storage systems.

In January 2008 we announced the appointment of Mr. Scott Scampini as our Chief Financial Officer following the resignation of our former CFO for personal reasons. Prior to this appointment, from 1994 to June 2007, he was CFO, Executive Vice President, and director of MGS Manufacturing Group. In addition, Mr. Scampini was formally the principal of our external accounting and auditing firm S.C Scampini & Associates and had represented the company and its US predecessor company for the previous thirteen years. Mr. Scampini holds a Bachelor's Degree in Accounting from Marquette University, Milwaukee, Wisconsin, and is a Certified Public Accountant and member of both the AICPA and WICPA. He has previously worked with Price Waterhouse and BDO Seidman.

In March 2005, we completed an initial public offering in Australia of our common stock and options to purchase common stock. Since Australian trading regulations do not readily permit securities of foreign corporations to trade on their exchanges, securities known as CUFS (CHESS Units of Foreign Securities) reflecting ownership in our securities were traded on the Australian Stock Exchange Ltd. through August 2007. We received gross proceeds of approximately US$4.5 million (A$6.0 million) in the Australian stock offering.

Effective as of June 15, 2007, we completed a 1-for-17 reverse split of our outstanding shares of common stock. On June 20, 2007, we completed the initial public offering in the United States through the sale of 3,333,333 shares of our common stock at an initial offering price of $6.00 per share, and listed our shares for trading on the AMEX. Effective as of August 9, 2007, we de-listed our shares from the Australian Stock Exchange and all of our common stock previously trading as CUFS became tradable in the United States as shares of common stock. As of June 30 2008 we have 10.51 million shares listed for trading in the American Stock Exchange. We have 11.91 million shares issued on a fully diluted basis.

On August 18, 2008, the closing price of our common stock, as traded on the American Stock Exchange, was $3.80 per share.

Products and Technology

The ZBB Zinc Energy Storage System (ZESS) is a proprietary and patented regenerative fuel cell based on zinc/bromide technology, which is very different in concept and design from more traditional methods of energy storage such as the lead/acid battery. The ZESS technology is based on the reaction between the two chemicals, zinc and bromide.  ZESS is a trade mark protected name owned by ZBB Energy Corporation. The ZESS consists of a zinc negative electrode and a bromide positive electrode separated by a microporous separator. An aqueous solution of zinc/bromide is circulated through the two compartments of the cell from two separate reservoirs. The electrolyte stream in contact with the positive electrode contains bromide which is maintained at the desired concentration by equilibrating with a bromide storage medium (Figure 1.). The bromide storage medium is immiscible with an aqueous solution containing zinc bromide. All cell stack components are made from a bromide inert plastic (Figure 2.).

[Remainder of page intentionally left blank]

Figure 1: The Flowing Electrolyte System

Figure 2: Cell Stack Assembly

Unlike the lead acid and most other batteries, the ZESS uses electrodes that cannot and do not take part in the reactions but merely serve as substrates for the reactions. There is therefore no loss of performance, unlike most rechargeable batteries, from repeated cycling causing electrode material deterioration. During the charge cycle metallic zinc is plated from the electrolyte solution onto the negative electrode surfaces in the cell stacks.  Bromide is then converted to Bromine at the positive electrode surface of the cell stack and is immediately stored as a safe chemically complexed organic phase in the electrolyte tank.  When the ZESS discharges, the metallic zinc plated on the negative electrode dissolves in the electrolyte and is available to be plated again at the next charge cycle.  In the fully discharged state the ZESS can be left indefinitely.

The ZESS offers 2 to 3 times the energy density (75 to 85 watt-hours per kilogram) with associated size and weight savings over present lead/acid batteries. The power characteristics of the ZESS can be modified, for selected applications. Therefore, the ZESS has operational capabilities which make it extremely useful as a multi-purpose energy storage option.

Product Design

The ZESS technology is composed of a module or a series of modules for increased power. The ZESS 50 holds 50 kWh, which would roughly power a home for two days, and includes three cell stacks, each containing 60 cells. The module dimensions are 4’ x 4’ x 6.5’, weighing 3,200 pounds. The ZESS 500 fully charges in 4.5 hours and has continuous power of 250 kilowatts (kW), sustainable for two hours, with 200% peaking capability. The ZESS 500 holds 500 kWh, and consists of ten of the ZESS 50 modules configured together, and is used for commercial or utility applications. The “Turnkey” capabilities are beneficial based on the ease of transporting, site locating and connecting the systems into the grid or other alternative energy generating sources. The products are predominantly manufactured with recyclable plastics, allowing for low production costs and economical mass production.

ZESS Storage Systems

Product Functionality

The ZESS systems store energy from a number of sources and are highly compatible with global renewable energy markets: wind, solar, hydroelectric, biofuels, ocean power, and biomass. The ZESS 500 is easily transported on a flat-bed trailer and weighs approximately 30,000 pounds. The modular design allows for an increase or decrease in the power needed by either adding or subtracting modules in the string. Other storage system products do not provide these transportable designs and modular capabilities for the added flexible benefits.

Market Information

•    Utility companies
•    Peak shaving
•    Plant deferral
•    Asset optimization
•    Renewable energy support
•    Distribution benefits

Electric Utility companies maintain a generating system consisting of base generation as well as reserve generation to meet daily demand peaks.  Since the system is designed for this peak period, the result is that the generation capacity at non-peak periods (typically at night) may be under utilized.

The ZESS stores excess energy being produced during these non-peak times and returns this energy back to the electric utility during peak periods thus reducing the need for the reserve generation (plant deferral) and/or providing a means of stability and reliability to the electric utility by reducing the risk of black outs.  This is also important as the increasing penetration of intermittent renewable energy comes on line into the utility grid and the need to regulate or control this new generation becomes pertinent for system stability. Typical reserve generation utilizes fossil fuels and therefore by replacing any of this requirement makes the ZESS inherently a “green” asset.

The ZESS units have distribution benefits to assist power sources that are constricted by a maximum amount of power distribution capacity.  When located near the end user, the stored energy is used to supplement the load demand, reducing the stress on the distribution network and/or preventing overloads that may cause blackouts or brownouts as well in addition to potentially eliminating the need to upgrade the distribution system supplying the customer load.

Commercial/Industrial

•    Energy Management (Arbitrage)
•    Power Management (Peak Shaving/load leveling)
•    Asset Management (Capital deferral)
•    Improve electric service Reliability
•    Reducing Environmental Impact (Going Green)

ZESS units can be charged during low cost off-peak periods (at night) when energy rates (kWh) and peak demand charges (kW) are low and can be discharged during higher cost on-peak hours.  Demand charges per kWh and the differential between on peak and off peak charges per kW are the leading factors in the cost/benefit of the ZESS.  The economic advantages result from the reduction of peak demand/capacity charges deferred during on peak hours and the difference in energy prices from off peak to on peak.

The ZESS, when placed on the load side of fixed electrical assets will also eliminate damage or extend the life of the power infrastructure by reducing the loading on the equipment.  This defers the need for additional capital expenditures that would be needed to upgrade the power infrastructure to accommodate the peak demand period.

The ZESS not only reduces the capacity demand on the facility, but also on the utility distribution system.  As a result, there is less need for additional generation to address peak loads and there is a reduction in distribution losses, both of which effectively reduce emissions to the environment.  Further, the ZESS regenerative fuel cell is a “green” asset helping make the institution an environmentally friendly organization. The reduction of stress on the utility grid provides additional assurance to the institution that the probability of black outs or brown outs due to an overload on the utility system is reduced.

Renewable Energy

•    Store and re-supply generated power during high demand periods
•    Smooth power delivery from generator to the grid.

ZESS provides the necessary means to control intermittent renewable power generation and to optimize energy utilization. ZESS allows photovoltaic (PV) technology to store energy when the sun is shining and provide power when sunlight is limited by cloud cover or during the night.  The ZESS can be used to store power from solar panels and shift the distribution of that power to align with the customers peak demand requirements (typically later in the day).

ZESS is designed with capabilities of connecting with wind turbines and either storing over-supplied energy or supplying stored energy as needed to smooth the intermittency of wind power generation.  As penetration of wind energy increases on the utility grid, the intermittent nature will have negative impacts on grid stability.  Integrating ZESS minimizes the intermittent nature and allows wind generation to be more predictable and therefore a more valuable generation asset.

Industry Overview

We believe that our ZESS products are available at a time when major changes are occurring in electricity supply and demand. Modern economies are highly dependent on the performance and reliability of the electricity grid. Electric utilities now face real and immediate challenges in providing reliable power. These challenges exist mainly because of ever growing demand combined with aged centralized electric utility generation and transmission and distribution grids that are increasingly unable to accommodate the peak, or highest demand for power required by its customers. This generation, transmission and distribution delivery system must be able to meet the highest expected demand; however that highest expected demand is only experienced on an infrequent basis or for a short daily duration, leaving the system significantly underutilized for much of the day, week or year. Refurbishment by utility companies of their infrastructures for these intermittent periods of time would also take years and require major capital expenditures in comparison to deploying ZESS units. Additionally, generation capacity would need to be increased to meet the generation demand during these peak periods which would require additional fossil fuel facilities given that renewable generation presently being utilized cannot guarantee supply availability during these peak demand periods. During peak periods the losses in the transmission and distribution system are amplified since the losses are proportional as function to the load, again contributing to unnecessary emissions as generators must supply this additional energy to compensate for these losses in the system. The Edison Electric Institute states that “underinvestment in transmission and distribution is estimated to cost the American economy at least $20 billion a year — a figure certain to grow if transmission and distribution infrastructure investment does not keep pace with demand.” (Why Are Electricity Prices Increasing? — An Industry Wide Perspective, June 2006). The Wall Street Journal quoting Global Information Inc., reported that storage can help increase the usefulness of currently installed transmission and distribution assets by making existing equipment capable of meeting the expected future energy demand and deferring the need for additional investment in new “higher capacity” assets. Additionally, while expensive long term refurbishment of the systems may increase reliability of the energy supply, it can only do so to the projected consumption as it is known today. Thus, it would not necessarily solve problems associated with spikes in energy demand that can only be satisfied by the release of excess energy that has been previously stored from the generation source.

Primary Market Opportunities

We anticipate that the primary users of our energy storage systems will be utility companies, commercial/industrial users and our systems will be combined with renewable energy (solar, wind and other power generators) for such providers with space or capital constraints for the reasons stated above. We also intend to target customers that already have lead acid or similar systems in place that are nearing the end of their cycle life or that will need additional storage capacity. Energy storage itself is not new for the utility companies and storage systems in the form of hydro-electric reservoirs that pump during off-peak periods and release water to create energy for the peak demand periods, have been utilized in this industry for some time. However, use of these technologies requires the right natural landscape as well as significant capital, and space resources, have environmental impacts including displacement of the existing environment(people, homes, land) and in most cases are located away from the load centers or consumers and thus address only the generation portion of the peak demand problem and do not address the transmission and distribution sector, nor do they alleviate losses in the transmission and distribution system or address elevated operating temperatures of system equipment which is an important factor in equipment life expectancy. Because of capacity constraints and aging infrastructure of electricity grids in the United States and many other countries, electricity can be delivered most efficiently by placing energy storage systems near customers with variable power demands and at substations closest to the areas of greatest electricity usage. According to The Electric Power Research Institute (EPRI) energy storage devices may be the most important element of power systems of the future1.

[1]
Unless otherwise stated, all statements in this section are based on Chapter 2 of the EPRI-DOE Handbook on Energy Storage for Transmission and Distribution Applications, EPRI, Palo Alto, CA, and the U.S. Department of Energy, Washington, D.C. 2003, 1001834, available on www.EPRI.org. The information contained on the web site is not incorporated into and does not constitute a part of this report.

Beyond the Utility Grid:

In addition to ZESS deployment in the electric utility grid, ZESS is also the key to establishing “off grid” electrical systems. Other than emission producing diesel generator sets that are polluting and costly to maintain, the uncertainty of rising fuel costs has accelerated interest toward renewable generation. However, these intermittent renewable sources cannot be controlled effectively and certainly cannot be a guaranteed source of electricity. As such the combination of renewable energy along with ZESS provides the complete power plant concept that provides continuous power regardless of wind or solar variations due to naturally occurring events such as cloud cover, still air or even nightfall.

A combination of ZESS with solar power, being deployed as a kit power plant results in a reliable turnkey system capable of being independent from a utility grid. Such systems can be used anywhere including remote areas of the world where either no electricity exists or where there are severe outages through poor supply and inconsistent delivery, or for any consumer who prefers to be self sufficient.

Industry Overview

Benefits to Utility Companies

Distributed Energy Applications

Performance problems in electricity distribution grids vary in nature and severity. One way for a utility company to address deficiencies in the electricity grid is by using the back-up energy provided by energy storage systems to provide uninterrupted power supply. The term “distributed energy” generally refers to the deployment of energy generation and energy storage resources in the transmission and distribution networks of the electricity grid. These assets are sited past a bottleneck, the point of congestion, where they can provide a source of energy to allow a “ride through” for the infrequent peak demands experienced by the system during the month or the season and thus allowing the utility to avoid or defer an expensive capital upgrade to its system until a later time when the increased demand becomes more regular. For electric utilities our products provide a means to augment the functionality and performance of the electricity grid on a localized and “as needed” basis. Typically, distributed energy solutions are deployed close to the customer base, at the utility substation level or at the lower voltage levels in the distribution network. This allows deployment of optimized equipment to address the local supply problem, rather than relying on large scale centralized solutions.

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

Competing Technologies

The Electricity Storage Association (ESA) identifies eleven specific energy storage technologies. Our summary below is based on the more detailed information available about these technologies on the ESA’s website at www.electricitystorage.org. The information contained on the web site is not incorporated into and does not constitute a part of this report.

Lead-acid — Lead-acid is one of the oldest and most developed battery technologies. It is a low cost and popular choice for energy storage, but its suitability for energy management is very limited in applications that require deep discharge, long cycle life and longer term energy storage. Furthermore, the base components (lead and sulfuric acid) used in this type of battery are neither desirable to handle and recycle or to have installed in a facility without more extensive infrastructure and precautions.

Compared to modern lead-acid battery technology, we believe the zinc-bromine regenerative fuel cell provides superior technical performance at a significantly lower overall cost while utilizing materials that are more environmentally friendly and providing a safer surrounding. We believe that our product has certain superior functionality characteristics over the leading lead acid technology of comparable 50kWh system, including:

	Zinc-Bromide	Lead-Acid
Discharge	Ability to discharge 100% of its power and maintain a level of energy regardless of the discharge rate.	Discharges approximately 65% of its energy, however will be different depending upon the rate in which the energy is discharged

Recharge	4 to 4 ½ hours for full recharge	Up to 20 hours for full recharge

Cycle Life	2,000 full charge/deep discharge cycles from 100% SOC and up to 15,000 with less than 100% SOC, maintains some functionality after cycle life, requires replacement of cell stack components only	750 full charge/regular discharge cycles, almost no functionality at end of cycle life; requires complete field Replacement and proper disposal.

Composition	Plastic components	Lead
	(corrosion free, lower weight)	(heavy weight, corrosion of grids)

Space Requirements	Less	Substantially more

Design Format	Modular	Not modular, requires large balance of
Plant and infrastructure development.

Environmental	Recyclable; zinc-bromine is a non-toxic, water based solution,	Contains lead; difficult to recycle and dispose of; toxicity issues,

Maintenance	Negligible, modular configuration allows easy replacement of parts	10%-15% (estimated) of capital cost per Annum

Zinc Bromine — This technology uses two different electrolytes that flow past carbon-plastic composite electrodes in two compartments separated by a microporous polyolefin membrane. This is the technology that we utilize for our energy storage systems. We are not aware of any competitor who has successfully commercialized this technology.

Vanadium Redox — A flow battery that stores energy by use of vanadium dissolved in sulfuric acid solutions. Larger system foot print, toxicity, higher installation effort.

Sodium Sulphur (NaS) — A battery consisting of molten liquid sulphur at the positive electrode and molten metallic sodium at the negative electrode, separated by a solid beta alumina ceramic electrolyte. The battery for this device must always be maintained at high temperatures of approximately 300° C to allow the process to occur. .

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

Super Capacitor Storage — These are devices with high power density and primarily designed for shorter duration higher power ratio of operation. Current focus is on small scale applications. Large scale applications are still under development.

Intellectual Property

In 1994, ZBB Technologies, Inc. acquired outright ownership of all of the intellectual property and, fixed assets associated with Johnson Controls, Inc.’s zinc-bromide battery development program. Our continued research and development activities have enabled us to develop a commercially available zinc bromide product that operates in conjunction with a power grid. It has also successfully demonstrated a commercially available product that also operates on a stand-alone basis. We have invested a significant amount of capital and resources in developing the zinc bromine technology to its current, commercially viable level. In fiscal 2007 and 2008, we invested approximately $1,200,000 and $2,600,000, respectively, in advanced engineering and development of our products. A total of approximately $41,000,000 has been invested directly by us on research since our inception as well as $11,000,000 invested by Johnson Controls and others on research prior to our acquisition of this business in 1994. Since we have not attained any material sales yet, none of these costs have been absorbed by our customers. We currently possess a number of United States, Australian and international patents.

We believe that we have sufficient documentation to demonstrate our ownership over all of our intellectual property. To date we have not received any claims for infringement of patent or intellectual property usage. In total there are more than 60 separate processes or designs within our consolidated company’s intellectual property portfolio, including 16 current patents and 3 patent applications.

A description of the current patented technologies, process number of patents and patent applications, along with the jurisdiction of patent application/grant is as follows:

Description of Patents and Patent Applications	Jurisdiction(s)	Date of Grant or Application	Expiration Date
Issued Patents and patent applications:
Battery Circulation System with improved
four-way valve	Australia	June 20, 2003
Carbon Coating for an Electrode	United States	May 6, 1997	October 12, 2015
Compact Energy Storage System	Australia	November 26, 1998	May 21, 2016
	Japan	May 21, 1996	(pending)
	United States	March 11, 1997	May 23, 2015
Composite End Block for a Battery	United States	March 26, 1991	January 10, 2010
End Block Constructions for Batteries	United States	May 3, 1994	January 15, 2013
Friction Welded Battery Component	United States	July 31, 1990	September 20, 2008
Method of Electrode Reconditioning	Australia	November 5, 1998	June 4, 2016
	Japan	June 4, 1996	(pending)
	United States	July 22, 1997	June 7, 2015
Method of Joining Bipolar Battery Frames	United States	July 30, 1991	September 10, 2010
Spill and Leak Containment System for Zinc
Bromide battery	Australia	February 2, 2004	May 3, 2019
	United States	July 17, 2001	May 4, 2019
Terminal Electrode	United States	September 15, 1990	June 30, 2009

Zinc Bromine Battery with Non-Flowing
Electrolyte	Australia	July 2, 1996	July 2, 2016
	Japan	July 2, 2006	(pending)
	Malaysia	June 30, 2006	June 30, 2021
	United States	January 7, 1997	July 7, 2015

While we have not patented our flow channel technology, management believes that the technology is sufficiently difficult to develop and would require years of research to replicate. Our cell technology for example, is based, in part, on the alignment and precise placement of multiple plates in series, prior to welding. Our welding utilizes highly technical friction welding methods that require specific pressure settings, temperature settings, friction welding frequencies and amplitudes as well as proper use of materials. While the friction welding process is not patented by us, certain of the components are patented and we require persons and subcontractors who participate in this process to execute non-disclosure agreements. This process alone has taken us over 12 years to develop. To the extent possible, we also limit the information available to persons who work on this process. Therefore, we have elected not to file a patent for our flow channel technology at this time as we believe that the public disclosure of the details relating to this technology that would have to be made in connection with applying for such patent would be detrimental to the proprietary nature of our know-how and would provide potential competitors with insight into our technology and manufacturing processes. We believe that our continued in-house research and development relating to the zinc bromide flow technology will provide an on-going source of competitive advantage.

So far, we have not seen any competitor be successful in implementing the technologies necessary for manufacturing zinc bromide systems. If a competitor is able to discover this process and manufacture this product on a commercial level, we may be materially and adversely affected. Therefore, management revisits its patent application process from time to time and may in the future file one or more patents relating to our flow channel technology as well as other technologies that we develop if it determines that the risks of disclosure are outweighed by the risks of non-protection of the patent in question.

Sales and Marketing Strategy

We currently have established a dedicated sales and marketing staff, which although small at this time, will grow in response to the growth of the market. As such, strategic relationships are in the process of being established in the different market sectors in the form of distributors, sales representative organizations and original equipment manufacturer (OEM) arrangements. We are initially focusing our sales efforts on utilities, large commercial and industrial customers for applications with and without renewable energy resources such as wind, solar and other renewable energy companies. We do not believe that all distribution networks are appropriate for the sale of our products to utility or renewable energy companies and we therefore deal directly or through key distributors with our customers.

The technical characteristics of the ZESS flowing electrolyte zinc bromide regenerative fuel cell make it a strong candidate for a wide range of energy markets. Some markets are well established and clearly defined, and others are still developing. Our strategy in reaching these markets is based on exceeding performance and cost thresholds of competing technologies. We plan to continue pursuing appropriate distribution and sales arrangements with suitably qualified channel partners with established operations capable of selling, installing and maintaining our products.

As we begin to commercialize our systems for commercial and home owner use we may be required to utilize services of distributors that sell to regional and national chain stores and home energy product re-sellers. We do not currently have any distribution relationships for our products in this market; however these are presently being developed. We have commenced the process to achieve ISO 9000 certification for our Wisconsin plant and operations and expect that we will complete this task by the end of 2008. We have also commenced the process toward achieving Underwriters Laboratory (UL) certification for our products or those components deemed necessary to have UL certification. We intend to pursue this market and continue to assess the demand for our products in this market however there can be no assurance that we will be able to achieve this strategic objective.

Once both UL and ISO certification for our products is obtained and presuming that funds and resources will be available therefore, we intend to expand our market to chain stores and home energy supply stores for sale to retail customers. We have not yet made capital or resource commitments to this market and no assurance can be made that the Company will elect to sell to this market. Additionally, we have not established any relationships with distributors of energy products or resellers of home energy products.

Sources and Availability of Raw Materials

We have developed products composed of low-cost components and materials. We believe that our components are assembled using well-understood manufacturing concepts that require relatively low capital cost and are readily scalable to achieve high quality reproducibility. With the exception of the electrolyte and microporous separator which are purchased, all other ZBB product components are either injection molded according to our proprietary designs or are standard off-the-shelf pieces. Currently, zinc and bromide, the elements used in our electrolyte, are widely available commodity minerals with numerous alternate suppliers.

We believe that the chemicals used in the electrolyte that we acquire are readily available and that the mixing of these substances in accordance with our specifications can be outsourced to various blending facilities. Currently, we outsource our electrolyte sorting and blending to a company in New Jersey, however, other blending facilities are also available in the United States. Similar, basic chemical raw materials are secured from Israel by the blending company on our behalf, however, the ingredients that comprise our electrolyte are not rare substances and we believe that other suppliers are available.

To improve manufacturing process efficiency, we outsource all basic manufacturing processes, such as injection and rotational molding for elementary component parts, and the mixing of our zinc bromide electrolyte solution, and devote our production capacity to the proprietary “value added” manufacturing of the cell stacks. We have patented designs and own all molds for all of the major parts of our cell stacks and tanks. All companies to which we outsource our manufacturing work are subject to confidentiality agreements.

We have developed unique, and in several cases, proprietary process technology and equipment for high volume automated manufacturing of our energy storage products, the principal product components of which are electrodes, separators, flow frames and endblocks. The core manufacturing undertaken by us is the construction of hermetically sealed, leak proof cell stacks, which consist of nearly 100% plastic materials. The equipment and general techniques used by our manufacturers are generally well-known manufacturing techniques employed in several fields, including the automotive industry, and we believe that alternative sources of manufacturing are available.

Other Products in Development

We have also used our zinc bromide and manufacturing technologies to develop a non-flow battery product that, unlike the ZESS, does not require a circulating electrolyte system. This non-flow battery product is now known as the ZESS EV battery. The ZESS EV provides less power and is much simpler in its construction as it does not require the electrolyte storage and circulation systems of the ZESS products. Prototypes of the ZESS EV have passed over 3,000 cycles in lifecycle tests and still achieve total return energy efficiency of over 70%. However, sales of a viable commercial product require further refinements in the manufacture and design of this product. This battery is designed for use in small electric vehicles such as golf carts, materials handling equipment, wheel chairs, electric scooters and lawn mowers and in other applications such as telecommunication applications.

We are not actively marketing this product as we have elected to allocate our current resources towards the manufacture and sale of our ZESS flow batteries. In July 2008 we registered ZESS-EV, Inc. as a 100% owned subsidiary company and during the coming year we will be reviewing strategic alternatives to advance the commercialization of the ZESS-EV battery, including the possibility of joint venture research, development, manufacturing and sales of any potential future products of this type. We will also investigate any licensing opportunities for this technology but will pay particular attention to the protection of our intellectual property so far developed.

Employees

We currently have an aggregate of 33 full time employees located in our Milwaukee Corporate and Manufacturing facility and 7 full time employees located in our Research and Development facility in Australia. Currently ZBB has a total of 21 professional staff and 19 non professional staff. The Company has increased its staffing numbers arising from the planned expansion program following our Initial Public Offering (IPO) and subsequent listing of our stock on the American Stock Exchange (AMEX) in June 2007. We expect staffing numbers to significantly increase as new production equipment is installed on our manufacturing floor in accordance with our business expansion program.

Recent Developments

Subsequent to the end of the financial year the Company has made the following announcements:

On July 23, 2008 that it has executed a memorandum of understanding to provide energy storage systems as part of the LifeVillageTM solar project with Envision Solar International in Cote d’Ivoire, on the west coast of Africa.

LifeVillageTM will incorporate ZBB’s energy storage system along with roof mounted photovoltaic panels designed to provide a reliable source of electric power to remote areas. The system is a complete modularized solution that is durable and long-lasting, deployable via truck to virtually anywhere on the continent.

The prototype for the LifeVillageTM project is scheduled to be completed by ZBB and Envision by the beginning of October. The prototype will be built and initially demonstrated in the United States and then shipped to Cote d’Ivoire. Based on the success of the prototype, the two companies plan to establish remote area village power systems throughout west and central Africa

On August 6, 2008 that it has entered into a sales distribution agreement with New Age Energy, Inc. of Mount Laurel, NJ and will partner with New Age to initially supply its ZESS 50TM regenerative fuel cell for the new Zero Net Energy visitor’s center at Rutgers University. New Age Energy, Inc (“NAE”), a technology sales and engineering company, provides affordable, renewable energy sources for industry and government facilities.

[Remainder of page intentionally left blank]

RISK FACTORS

You should carefully consider the risks described below in conjunction with our cautionary statement regarding forward looking statements found at the end of this item,, as well as the other information in this report, when evaluating our business and future prospects. Should any of the following risks actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price of our common stock could decline and investors could lose all or a portion of the value of their investment in our common stock.

Risks Associated with Our Company

We have incurred losses and anticipate incurring continuing losses.

As of the year ended June 30, 2008 we had an accumulated deficit of $31.7 million. We have not achieved profitability in any quarter since our formation and expect to continue to incur net losses until we can generate sufficient revenue to cover our costs, which is not expected to occur for the next 12 to 18 months. We anticipate that we will continue to incur losses until we can produce and sell a sufficient number of our systems to be profitable. However, we cannot predict when we will operate profitably, if ever. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

Our ability to sell our energy storage systems to California Energy Commission and other utility companies will be materially and adversely affected if our only installed system fails to perform satisfactorily or otherwise meet performance specifications.

We have sold and successfully completed the required testing of two 500kWh systems at a Pacific Gas & Electric facility for the utility’s continued use and evaluation by the California Energy Commission. If any one of them fails to perform satisfactorily or otherwise meet our customer’s performance specifications, our ability to sell further energy storage systems to the California Energy Commission or our systems to any other prospective customer will be materially and adversely affected. Any problem or perceived problem with our field evaluations could materially harm our reputation and impair market acceptance of, and demand for, our products. In addition, even if the systems operate satisfactorily, there is no assurance that the California Energy Commission will order additional energy storage systems.

Our initial customer focus, namely, utilities and renewable energy companies, are generally slow to react to new technologies or make substantial financial commitments.

During the last three years we have focused our sales efforts for our energy storage systems on utility companies throughout the United States and Australia. These types of potential customers are generally slow to adopt new technologies, are very cost conscious and are characterized by long purchasing cycles. In addition, new or competing technologies, some of which are already in use or are currently being evaluated by the utility companies, could further discourage them from purchasing our energy storage systems.

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

To date, we have achieved only very limited production of our energy storage systems and have no experience manufacturing our products on a large-scale basis. In February 2006 we acquired a building we were previously leasing in Menomonee Falls, Wisconsin which provides up to 72,000 square feet for use as a manufacturing facility. This facility is currently producing at less than 20% of its expected capacity after our allocation of certain proceeds of our recent United States initial public offering to fully staff and equip it. However, we do not know whether our current manufacturing facility, even if operating at full capacity, will be adequate to enable us to produce the energy storage systems in sufficient quantities to meet hoped for future orders. If there is demand for our products, our inability to manufacture a sufficient number of units on a timely basis would have a material adverse effect on our business prospects, financial condition and results of operations.

We may not be able to protect important intellectual property.

Certain parts of our technologies were acquired from Johnson Controls and were first developed in the 1980s. To date, we have been granted a total of 16 patents and have an additional three patent applications pending. Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, systems designs and manufacturing processes and those patents that we have secured. We rely on patents, trademarks, trade secrets and certain policies and procedures related to confidentiality to protect our intellectual property. We do not know whether any of our pending patent applications in the United States or abroad will issue or, if issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated in one or more countries.

The sale of any of the shares owned by a major stockholder may have an adverse effect on the market price of our common stock.

In June 2007, GLG Partners LP, an international asset management company that manages a variety of hedge funds in Europe and the United States, purchased in our initial United States public offering, for $10.0 million, 1,666,666 of our shares, representing 50% of the 3,333,333 shares sold. As a result, GLG Partners and its affiliated funds own approximately 16% of our outstanding common stock. The resale or even the possibility of sale by GLG Partners, of the 1,712,943 shares currently held is likely to have an adverse effect on the market price for our securities and on our ability to obtain future public financing.

If our common stock is de-listed from the AMEX, the common stock will become less liquid.

Our shares have been listed on the American Stock Exchange (the “AMEX”) since June 18, 2007. We are required to comply with all reporting and listing requirements on a timely manner and maintain our corporate governance and independent director standards. If the AMEX delists our common stock from trading if we fail to satisfy their ongoing listing requirements including, without limitation, corporate governance, financial condition, and financial reporting rules and minimum price and market capitalization rules, we will be adversely affected and our stock will become less liquid. There can be no assurance that our securities will remain eligible for trading on the AMEX. If our common stock is delisted, our stockholders would not be able to sell the common stock on the AMEX, and their ability to sell any of their common stock would be severely if not completely limited.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

This Form 10KSB Annual Report and the documents we incorporate by reference in this Annual Report contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Any statement that is not a statement of historical fact may be deemed a forward-looking statement. For example, statements containing the words “believes,” “anticipates,” “estimates,” “plans,” “expects,” “intends,” “may,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. There are a number of important factors that could cause our actual results to differ materially from those indicated by these forward-looking statements, including the factors referred to above under the caption “Risk Factors.” These important factors include the factors that we identify in the documents we incorporate by reference in this Form 10KSB Annual Report. You should read these factors and the other cautionary statements made in this Form 10KSB Annual Report and in the documents we incorporate by reference as being applicable to all related forward-looking statements wherever they appear in this Form 10KSB Annual Report and in the documents incorporated by reference. We do not assume any obligation to update any forward-looking statements made by us.

Item 2.  Description of Property.

Wisconsin U.S.A. Property

In February 2006 ZBB Energy Corporation acquired the property on which its manufacturing facility is located at N93 W14475 Whittaker Way, Menomonee Falls, Wisconsin. The company has occupied a portion of this space since 2002 pursuant to a sub-lease arrangement and acquired the property in February 2006 for $2.2 million pursuant to a land purchase option with the owner. The appraised fair market value of this property at the time of acquisition was $2.4 million. In connection with the purchase of this property, the company initially incurred mortgage indebtedness from Investors Bank in Milwaukee in the amount of $1.8 million and on May 14, 2008 entered into loan agreements to convert the indebtedness into two long-term loans with Investors Bank and Wisconsin Business Development Corporation which are guaranteed in part by the US Small Business Administration.

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

Bibra Lake, Western Australia (Leasehold)

In 2001 our Australian subsidiary, moved into new, leased, self-contained research and development facilities in Bibra Lake, Western Australia after previously occupying sub-leased laboratory and workshop facilities. This facility also provides the engineering support for Australian and South East Asia sales as well as a marketing base for the company in this region. The current rental is $61,694 (A$68,230) per annum, subject to annual CPI adjustments and which was based on a rental valuation obtained in November 2006 by an independent certified real estate appraisal company. In October of 2006, ZBB Technologies, Ltd exercised its option to renew the lease for five years, expiring on October 31, 2011.

Investment Policies

We do not invest in real property for capital gain or income and we acquired our properties primarily for use by us in connection with our business.

Item 3.  Legal Proceedings.

There are no pending legal proceedings against us.

Item 4.  Submission of Matters to a Vote of Security Holders.

The company has not submitted any matters to a vote of security holders in the 4th quarter of 2008.

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

Our securities traded on the ASX from March 2005 to August 9, 2007 when they were delisted in connection with our United States public offering. Since June 18, 2007 our common stock has been trading on the American Stock Exchange under the symbol “ZBB”. On August 18, 2008 the closing price of our common stock, as traded on the American Stock Exchange was $3.80 per share.

The following table sets forth the high and low sales prices: (a) for the CUFSs representing common stock on the ASX for the periods through June 17, 2007 and reflect U.S. Dollar equivalent prices, and (b) for our common stock as traded on the American Stock Exchange since June 18, 2007. These prices represent high and low closing prices without retail markups, markdowns or commissions. Investors should not rely on historical stock price performance as an indication of future price performance.

Period	High	Low
2008
July to August 18	$4.05	$3.50
April — June	$4.19	$2.80
January — March	$3.15	$1.75
2007
October — December	$4.25	$1.98
July — September	$5.94	$3.27
April — June	$6.00	$4.25
January — March	$4.76	$2.99
2006
October — December	$3.19	$2.42
July — September	$2.42	$1.79

Shareholders

As of August 18, 2008, there were approximately 1,700 holders of record of our common stock. 1,712,943 shares of our common stock are owned by one stockholder and a significant number of shares of our common stock are held in either nominee name or street name brokerage accounts

Dividends

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

Equity Compensation Plan

The following table presents information as of June 30, 2008 with respect to compensation plans under which equity securities were authorized for issuance, including the 1998 Key Employee Stock Option Plan, the 1998 Outside Directors Stock Option Plan, the 2002 Stock Option Plan, 2005 Employee Option Scheme, and the 2007 Equity Incentive Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	525,000	$3.66	1,430,838
Equity compensation plans not approved by security holders	504,700	$4.36	74,407
Total	1,029,700	$4.03	1,505,245

Other than as set forth above, we do not have any stock option, bonus, profit sharing, pension or similar plan. However, we may adopt such a plan in the future to attract and retain members of management or key employees. For additional information concerning the Company’s equity compensation plans, see discussion in Notes 11 and 15 to the Company’s consolidated financial statements, Employee/Director Option Plans and Stock-Based Compensation, including the terms of the 2002 Stock Option Plan which was not approved by shareholders.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

WE URGE YOU TO READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO BEGINNING ON PAGE 29. THIS DISCUSSION MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING BUT NOT LIMITED TO THE RISKS AND UNCERTAINTIES DISCUSSED UNDER THE HEADING “RISK FACTORS” IN THIS FORM 10K-SB AND IN OUR OTHER FILINGS WITH THE SEC. SEE “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.”

Company Background

Since our inception in 1981, and through 2004, we have been a research and development company with little or no revenues. We have historically funded our operations primarily through debt and equity financings, government grants and joint ventures.

The company completed a public offering on the Australian Stock Exchange (the “ASX”) in March of 2005. Our securities traded on the ASX from March 2005 to August 9, 2007 when they were delisted in connection with our United States public offering.

In 2005 we began production under a contract with the Department of Energy and the California Energy Commission (“CEC”) to produce our first commercial energy storage system.

On June 18, 2007, in connection with our initial United States public offering of 3,333,333 shares of our common stock at an initial offering price of $6.00 per share, our shares began trading on the American Stock Exchange under the symbol “ZBB”.

Our production capacity remains limited even after completion of our United States public offering. Since the IPO we have commenced implementation of our business plan including the repayment of certain indebtedness, initiating manufacturing commercialization and capacity increases, and securing and implementing our project with the Commonwealth of Australia. We also commenced initial commercial marketing of our products into target markets.

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

Our products reflect a new technology that has not yet attained commercial acceptance in the market. Additionally, we intend to compete with the existing lead-acid storage system and other technologies which have attained market acceptance.

Results of Operations

Year ended June 30, 2008 as compared to the year ended June 30, 2007:

Revenue and Other income:

Our revenues for the year ended June 30, 2008 were $1,279,599 which reflected an increase of $695,780 from $583,819 for the year ended June 30, 2007. This increase was primarily attributable to $976,536 from our contract with the Commonwealth of Australia, and a $280,756 reduction in revenues from the contract with the California Energy Commission which was completed in March 2008. Revenues include estimates based on the percentage-of-completion method of accounting for long-term contracts.

Other income for the year ended June 30, 2008 was $547,340, which reflected an increase of $429,050 from $118,290 for the year ended June 30, 2007. This resulted from a $447,851 increase in interest income from the investment of proceeds from the Company’s U.S. public offering in June 2007. Interest income is expected to decrease in future periods as proceeds from the public offering are utilized for capital expenditures and operational purposes and from lower interest rates on the funds invested, based on current market rates. The increase was partially offset by an $18,801 decrease in rental revenues. We also expect rental income to decrease in future periods as the facility in Wisconsin is expanded into commercial manufacturing and distribution activities.

Costs and Expenses and Other Expense:

Total operating expenses for the year ended June 30, 2008 were $6,525,444, which represents an increase of $1,685,334 from expenses of $4,840,110 for the year ended June 30, 2007.

The total operating expense increase was due increases in selling, general and administrative expense of $567,297; advanced engineering and development cost increases of $1,309,370; and depreciation expense of $56,272; and a decrease of $247,605 in cost of contracts.

Other expenses for the year ended June 30, 2008 were $206,158 which represents a decrease of $5,285,573 from expenses of $5,491,731 in the year ended June 30, 2007.

The decrease in other expenses was primarily due to the significant financing costs during the year ended June 30, 2007 and leading up to the initial US public offering which closed on June 20, 2007. These costs included $910,096 in interest expense (see below), $583,258 in amortization of deferred financing fees, $3,133,665 in finance charges (including $1,430,000 in amortization of beneficial conversion benefits on notes, $1,205,603 in Bushido loan warrants issued, and $498,062 in amortizations of debt, warrant, and option discounts), and $864,712 in debt extinguishment expenses resulting from the early retirement of debt issued in 2006 and 2007 (Bushido lenders and Montgomery notes) and repaid and/or converted into Company shares during June, July and August 2007.

During the year ended June 30, 2008, except for the building and equipment bank loans, all debt was converted to shares of our common stock or repaid which has significantly reduced interest expense.

Cost of Product Sales.  Our cost of contracts for the year ended June 30, 2008 was $300,751, which represented a decrease of $247,605 from the comparable 2007 period expense of $548,356. The decrease resulted directly from the completion of the long-term CEC contract in March 2008. Cost of product sales includes allocations and estimates based on the percentage-of-completion method of accounting for long-term contracts. Costs in the current year related to the AEST advanced engineering contract in Australia were classified as “advanced engineering and development costs” and not included in the “cost of contracts”.

Selling, General and Administrative.  Our selling, general and administrative expenses for the year ended June 30, 2008 was $3,350,330, which represented an increase of $567,297 from the same expenses in the comparable 2007 period of $2,783,033. Included were increases of approximately $300,000 in costs directly related to our initial U.S. public offering, Australian Stock Exchange de-listing, and compliance costs. The remaining balance of the increase is mostly attributable to additional investor and public relations costs; management, financial and administrative personnel; the establishment of a sales and marketing department; and overall cost increases.

We also began multiple compliance and quality related initiatives and expect to continue to incur these “one time” expenses in the upcoming year to implement and improve our environmental, employee health and safety, obtaining UL certification from Underwriter Laboratories, Inc. and ISO 9001 certification, Sarbanes-Oxley, and other “best practices” processes.

We expect our advertising and marketing expenses to increase as a result of attending and exhibiting our products at energy trade shows and an overall expansion of our sales and marketing efforts. However, we expect that these expenses will decrease as a percentage of sales if we are successful in expanding our business.

Travel costs were $296,341 and $237,649 for the years ended in June 30, 2008 and June 30, 2007, respectively, due to installation and maintenance of our product sold to the California Energy Commission and significant increases in our sales and marketing efforts. We expect travel related to marketing and business development to increase as our sales efforts and installations increase.

Insurance costs include insurance benefits for employees of $120,822 and general liability insurance of $64,819. We acquired a $5,000,000 Directors and Officers policy in July 2007 costing $39,500 annually.

Advanced Engineering and Development.  Our engineering and development costs for the year ended June 30, 2008 were $2,558,423 which represented an increase of $1,309,370 from the comparable 2007 period expenses of $1,249,053. The increase from the comparable 2007 period was primary due to an additional $1,012,068 in engineering staffing and materials costs incurred related to the Australian AEST project contract, as well as further development and improvements to the energy storage system manufacturing capacity, quality control, and cost improvement processes. This project will affect future expenditures through the term of the contract to the extent the costs are allowable under the contract. We intend to maintain our Australian staff and facility for the purposes of facilitating further marketing in Australia and Asia and for advanced engineering and development projects as needed.

Net Loss. Our net loss for the year ended June 30, 2008 and 2007 was $4,904,663 and $9,629,732, respectively. The $4,725,069 reduction in net loss was the result of a $5,285,573 decrease of in other expense, an increase in other income of $429,050, which was offset by an increase of $989,554 in loss from operations.

Known Trends, Market Opportunities and Challenges

We believe that there are specific existing and rapidly emerging market opportunities for the Company’s energy storage products.

We believe that in North America the electric utilities markets’ increasing energy demands on an increasingly fragile transmission and distribution network is forcing both utilities and commercial and industrial customers to adopt distributed storage and delivery systems to increase the reliability and the capacity of the electrical grid. Network reliability depends on both energy storage systems, and delivery products that are lower in cost, have greater life span and are lower in emission with minimal disposal costs. We have designed our products to meet these needs in that they can be combined for use in larger storage applications and we believe that our products will cost less with competing products, based on a life of product basis and on energy density and delivery. We believe that the increasing importance of renewable energy generating sources for future energy supply is now being enhanced with Federal and State Government initiatives to lessen the United States greenhouse gas emissions and dependency on oil. Increasing concerns surrounding CO2 emissions are also driving this market sector. We believe that solar and wind energy has grown over the past five years and will continue to grow for so long as fossil fuel prices are increasing. Because both solar and wind are intermittent primary energy sources, both grid connected and off-grid installations require energy storage devices to optimize their capabilities.

We continues to advance the sales and marketing process in the areas of sales network structure, direct key accounts, strategic relationships, marketing and industry/policy involvement.

We continue to build a direct market pipeline of opportunities which include several electric utilities; various oil companies involved in renewable energy; large renewable energy integrators involved in on-grid and off-grid applications, government facilities and other commercial and industrial opportunities such as “big box” store chains.

We have advanced the ZBB presence and awareness in the market through increased involvement in various market conferences (energy storage, wind, and solar, electric utility), increased direct marketing, advancing the marketing materials and web content, as well as continued efforts in media channels and highly visible applications such as the Future House USA installation at the Beijing Olympic Games in China and the LifeVillage project with Envision Solar International for the purpose of transporting village power systems to remote areas in Central and West Africa. ZBB is in the process of furthering these marketing and networking efforts with additional marketing activities that will continue to raise the profile of ZBB and the ZESS brands.

We continue to work in the California energy and utility markets through the CEC (under a new May 2008 agreement), and pursue opportunities with Pacific Gas & Electric and the U.S. Department of Energy amongst others, to install products into the local transmission and distribution network. In addition we are currently addressing opportunities in the renewable energy markets in both the United States, Australia, and Africa with the intention of introducing products and services into these markets.

Our recent efforts also include a collaborative project (Advanced Electricity Storage Technologies project) with the Commonwealth of Australia which commenced July 2007 and running through July 2010, which includes the payment to the Company of $2.7 million for future development costs and which includes the production and delivery of one 500kWh energy storage system for installation into a renewable energy site in Australia.

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

Issuance of Stock Options

1998 Key Employee Stock Option Plan

In 1998 the Company adopted a Key Employee Stock Option Plan (the “KESOP”) pursuant to which up to 268,927 shares of common stock were authorized for grants of options, rights, and stock awards. The exercise price of all options granted under the Plan was determined by the Board of Directors at an amount no less than the estimated fair value of the Company’s common stock at the date of grant. No options were exercised and 4,413 options expired during the twelve months ended June 30, 2008. As of June 30, 2008 there were no options or other awards outstanding under the KESOP and there were no additional shares available for grant.

1998 Outside (Non-Executive) Directors Stock Option Plan

In 1998 the Company adopted an Outside (Non-Executive) Directors Stock Option Plan (the “ODSOP”) whereby 67,231 options were issued to Non-Executive Directors over a five year period commencing on January 2, 1999. As of June 30, 2008, all ODSOP options had been granted. During fiscal 2007, 9,882 ODSOP options were exercised. No options were exercised and 8,470 options expired during the twelve months ended June 30, 2008. As of June 30, 2008 there were no options outstanding under the ODSOP.

2002 Stock Option Plan

In 2002 the Company established the 2002 Stock Option Plan (“SOP”) whereby a stock option committee was given the discretion to grant up to 882,353 options to key employees of the Company at exercise prices and dates to be determined by the directors. During the year ended June 30, 2008 400,000 options were granted to employees and directors exercisable at $3.59 (110% of the market closing price on June 6, 2008) based on vesting terms of June 2008 through January 2009, and exercisable at various dates through June 2014. No options were exercised and 93,028 options expired during the twelve months ended June 30, 2008. At June 30, 2008 there remain 504,700 options outstanding with exercise prices of not less than $3.59 and exercise dates up to June 30, 2014. A further 74,407 options are available to be issued under the SOP.

2005 Employee Option Scheme

During 2005 the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorizes the board of directors or a committee thereof, to grant options to employees and directors of the Company or any affiliate of the Company. The maximum number of options that may be granted in aggregate at any time under this option scheme or under any other employee option or share plan is the number equivalent to 5% of the total number of issued shares of the Company including all shares underlying options under the KESOP, the ODSOP and the SOP. Options issued expire five years after the vesting date. During the year ended June 30, 2007 250,000 options were granted. No options have been exercised in fiscal 2007 or fiscal 2008. At June 30, 2008, 250,000 options with an exercise price of $3.82 and an expiration date of June 12, 2012 remain outstanding. A further 205,838 are available to be issued under this plan.

2007 Equity Incentive Plan

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorizes the board of directors or a committee thereof, to grant up to a maximum of 1,500,000 options to employees and directors of the Company at exercise prices to be determined by the administrator but not less than 100% (110% for a 10% shareholder) of the market value on the date granted. The maximum number of shares subject to options granted to any one employee during any fiscal year shall not exceed 300,000. During the year ended June 30, 2008 275,000 options were granted to employees and directors exercisable at $3.59 (110% of the market closing price on June 6, 2008) based on vesting terms of June 2008 through January 2011, and exercisable at various dates through January 2016. A further 1,225,000 options are available to be issued under the 2007 plan.

In aggregate for all plans, at June 30, 2008, the Company has a total of 1,029,700 options outstanding and 1,505,245 options available for future grant under the SOP, the Employee Stock Option Scheme, 2005 and the 2007 Plans.

Broker Options issued in connection with public offering in Australia

In connection with our initial public offering on the ASX in March of 2005, we issued to the brokers selling our securities options to acquire 314,176 shares of our common stock at an exercise price of A$8.50 (US$6.46) per share. These options expired on December 15, 2007. None of the options have been exercised.

Options issued to convertible note holders prior to public offering in Australia

In connection with our public offering in Australia on the ASX in March of 2005, including convertible note holders who converted their notes into common stock, an additional 286,765 options to purchase common stock at an exercise price of $7.65 per share. These options expired in December 2007. None of these options have been exercised.

Options issued in connection with financings

In connection with financings of the Company in 2006 and 2007, we also issued options or warrants or convertible notes to acquire shares of common stock, as follows:

•
120,023 warrants have been issued to Empire Financial Group, Inc., one of the managing underwriters of our recently completed underwritten public offering, and certain of its affiliates in connection with their assistance with our capital raising activities. These warrants are exercisable at $3.23 per share and expire on September 30, 2011 and were subject to a lock-up agreement through December 20 of 2007.

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

Liquidity and Capital Resources

Since our inception, our research and development and operations were primarily financed through debt and equity financings, government grants and joint ventures. Total paid in capital as at June 30, 2008 and June 30, 2007 was $45,724,731 and $45,095,204, respectively. We had a cumulative deficit of $31,726,795 through June 30, 2008 and a cumulative deficit of $26,822,131 through June 30, 2007. As of June 30, 2008 we had a working capital surplus of $8,611,872 and as of June 30, 2007 a working capital surplus of $11,617,425, respectively, and our net worth as of June 30, 2008 and June 30, 2007 was $12,016,118 and $15,918,203, respectively.

As a result of consummation of our initial United States public offering and our receipt of $18,410,000 (net of underwriters’ costs) proceeds on June 20, 2007, our working capital increased by $17,267,365 (net proceeds less $1,142,635 in capital raising costs) during the year ended June 30, 2007.

Additional funding will continue to be generated from an agreement entered into on June 29, 2007 by ZBB Technologies, Ltd, our subsidiary based in Western Australia, and the Commonwealth of Australia, and which commenced in July 2007 whereby the Company commenced engineering and product development activities pursuant to a collaborative project entitled the Advanced Electricity Storage Technologies (“AEST”) project, through July 2010. The terms of the project provide for the receipt of $2.7 million by the Company of which $1.3 million has been received as of June 30, 2008.

We believe that we will have sufficient capital necessary to meet our operating and capital commitments for at least the next eighteen months. However, if product sales increase substantially, we will require additional capital in order to expand our production capacity.

Material Commitments for Capital Expenditures

From the proceeds of our June 2007 United States initial public offering, we retired an aggregate of $4.5 million in indebtedness (including conversions of debt) in July and August 2007. The use of proceeds also included approximately $3.7 million towards the acquisition of new vibration welding and production equipment of which approximately $1.4 million has been either acquired or committed during fiscal 2008.

Operating Activities

For the year ended June 30, 2008, net cash used in operations was $4,379,777 after adding back non-cash items of $888,230 consisting primarily of depreciation, stock based compensation, and equipment used in operations. Sources of cash provided by operations resulted from a decrease in accounts receivable of $188,602; and increases in accrued expenses of $45,603 and deferred revenues of 308,395. Cash used in operations resulted from increases in inventory of $40,318, prepaid and other current assets of $235,485, and interest receivable of $44,227; and decreases in accounts payable of $228,664 and accrued loss on contracts of $357,250.

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

Investing Activities

For the year ended June 30, 2008, net cash used in investing activities was $721,468 due to increases in capital expenditures for manufacturing and testing equipment, building improvements, and computer software and hardware.

For the year ended June 30, 2007, net cash used in investing activities was $201,667 due to purchases of manufacturing equipment and computer hardware.

Financing Activities

For the year ended June 30, 2008, net cash used by financing activities was $4,270,457. Cash was used in the repayment of $1,882,634 in bank loans and notes payable of $4,047,823, and additional costs related to the June 2007 public offering of $100,000. Financing sources were provided from the refinancing of a bank loan in the amount of $1,760,000.

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

$1,000,000 Montgomery Capital Partners LP Convertible Loan Financing

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

The Montgomery Facility also provided that Montgomery would receive up to 117,647 warrants to purchase common stock, the exercise price of which was to set at the time subscription notice was given with respect to such warrants. On July 11, 2007, the Company issued an aggregate of 63,263 shares of common stock in respect of the cashless exercise of Montgomery’s warrants.

There are no outstanding obligations under the Montgomery Facility or to Montgomery at June 30, 2008.

$2,226,666 Bushido Loan

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

---The Company agreed to file with the SEC a resale registration statement, registering an aggregate of 436,600 shares of common stock for ABS-SOS, as a selling shareholder; the registration statement was required to be declared effective by the SEC by October 31, 2007 discharging the Company from all of its obligations under the registration rights provisions of Bushido Warrants agreement.

The Company has satisfied all of the foregoing requirements as of June 30, 2008.

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

As of June 30, 2008 all of the Notes had either been converted into shares or repaid. Payments to redeem $556,250 in principal and interest due on the notes were disbursed in the twelve months ended June 30, 2008.

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

In May 2008 the Company entered into two loan agreements to refinance this property:

---The first mortgage requires a fixed monthly payment of principal and interest at a rate of .25% below the prime rate, with any principal balance due at maturity on June 1, 2018 and secured by the building and land. Principal balance is $902,146 at June 30, 2008.

---The second loan is a secured promissory note guaranteed by the U.S. Small Business Administration, requiring monthly payments of principal and interest at a rate of 5.5% until May 1, 2028. Principal balance is $872,256 at June 30, 2008.

Certain Recent Agreements

In July 2006, the Company entered into a business development agreement with 41 Broadway Associates, whereby 41 Broadway Associates, LLC is to provide consulting services including business planning and facilitation of introductions to strategic relationships and customers, corporate financiers and investment bankers at a fee of $200,000 per year payable quarterly until September 2010. During the twelve months ending June 30, 2008 fees of $200,000 were incurred by the Company.

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

The AEST project has total budgeted expenditure for operating and capital items of approximately $5.2 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.5 million (A$2.8 million) is the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities. The Australian Government is providing the project funding of approximately $2.7 million (A$3.1 million) to be paid in accordance with the completion of contracted project milestones and subject to the Company’s compliance with project reporting requirements and demonstrating that the funds already provided to it have been fully spent or will be fully spent in the near future. The Company has incurred expenditures of $1.5 million (A$1.6 million) resulting in a balance of $3.7 million (A$4.3 million) in future expenditures to complete the project.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2008 we do not have any off balance sheet arrangements, as defined in Section 303(c) of Regulation S-B. Off balance sheet arrangements include, without limitation, contractual arrangements with any entity whose financial information is not consolidated with our own, under which we have:

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

Revenue recognition on energy storage system long-term contracts utilizes the percentage-of-completion method which recognizes revenue proportionally as costs are incurred and compared to the estimated total costs for each contract. The only long-term contract which involved revenue recognition estimates during the twelve month period was with the California Energy Commission (“CEC”), which had no outstanding balances to defer at June 30, 2008 as the contract was completed on March 31, 2008. During the twelve months ended June 30, 2008 and 2007, $303,063 and $583,819 respectively was recognized as revenue on the energy storage system contract with the CEC.

Engineering and development contracts are typically collaborative agreements to further develop renewable energy technologies and are often sponsored and partially funded in various amounts between government agencies and the Company. Such multi-year agreements may contain several elements and provide for varying consideration based on allowable costs, milestones and similar payment provisions and may provide for future licensing and royalties beyond the term of the arrangement. Revenue associated with performance milestones is recognized based on expenditures or achievements as defined in the respective agreements. In July 2007 the Company commenced engineering and product development activities pursuant to a collaborative project (Advanced Electricity Storage Technologies project) with the Commonwealth of Australia through July 2010. During twelve months ended June 30, 2008, $976,536 was recognized as revenue based on the completion of all or a part of the first four of nine performance milestones specified in the contract.

For the years ended June 30, 2008 and 2007, substantially all of the company’s revenue is from multi-year contracts with two customers. The deferred revenue balance of $644,700 at June 30, 2008 represents the excess of billings over revenues recognized under the percentage of completion method.

Property, Plant and Equipment

Land, building, equipment, computers and furniture and fixtures are recorded at cost. Improvements are capitalized. Maintenance, repairs and minor renewals and betterments are charged to expense.

Finished goods normally held for sale to customers may sometimes be used for testing, marketing, or for demonstration by customers. During the periods that the units are transferred from Inventory to Plant and Equipment they are depreciated over the period in use. Since the intent is for these units to be eventually sold they are returned to Inventory upon the completion of demonstration and testing at their written down value.

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

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

INDEX TO FINANCIAL STATEMENTS
ZBB ENERGY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ZBB Energy Corporation
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheet of ZBB Energy Corporation and subsidiaries as of June 30, 2008 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZBB Energy Corporation and subsidiaries at June 30, 2008 and the results of their operations and their cash flows for the years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/S/ PKF
Certified Public Accountants
A Professional Corporation

New York, New York
September 4, 2008

ZBB ENERGY CORPORATION
Consolidated Balance Sheet as of June 30, 2008

Assets
Current assets:
Cash and cash equivalents	$8,451,320
Accounts receivable	4,167
Interest receivable	80,829
Inventories-net of $234,000 allowance	1,312,885
Prepaids and other current assets	316,274
Total current assets	10,165,475
Long-term assets:
Property, plant and equipment, net	4,240,640
Investment in joint venture	242,350
Goodwill	803,079
Total assets	$15,451,544
Liabilities and Shareholders' Equity
Current liabilities:
Bank loans	171,634
Accounts payable	607,520
Deferred revenues	644,700
Accrued compensation and benefits	129,749
Total current liabilites	1,553,603
Long-term liabilities:
Bank loans	1,881,823
Total liabilities	$3,435,426
Shareholders' equity
Common stock ($0.01 par value); 150,000,000 authorized 10,512,283 shares issued and outstanding	105,123
Additional paid-in capital	45,619,608
Note receivable from shareholders	(608,333)
Accumulated other comprehensive (loss)	(1,373,485)
Accumulated (deficit)	(31,726,795)
Total shareholders' equity	$12,016,118
Total liabilities and shareholders' equity	$15,451,544

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Consolidated Statements of Operations

	Year ended June 30,
	2008	2007

Revenues
Product sales and revenues	$303,063	$583,819
Engineering and development contracts	976,536	-
Total Revenues	1,279,599	583,819

Costs and Expenses
Cost of product sales	300,751	548,356
Advanced engineering and development	2,558,423	1,249,053
Selling, general, and administrative	3,350,330	2,783,033
Depreciation	315,940	259,668
Total Costs and Expenses	6,525,444	4,840,110

Loss from Operations	(5,245,845)	(4,256,291)

Other Income (Expense)
Interest income	505,673	57,822
Interest expense	(153,345)	(910,096)
Finance costs	(52,813)	(583,258)
Amortization of debt discounts	-	(3,133,665)
Debt extinguishment expenses		(864,712)
Rental income	41,667	60,468
Total Other Income (Expense)	341,182	(5,373,441)

Loss before provision for Income Taxes	(4,904,663)	(9,629,732)
Provision for Income Taxes	-	-
Net Loss	$(4,904,663)	$(9,629,732)
Net Loss per share-
Basic and diluted	$(0.47)	$(1.80)
Weighted average shares-basic and diluted:
Basic	10,463,579	5,361,010
Diluted	10,463,579	5,361,010

See accompanying notes to consolidated financial statements

ZBB Energy Corporation
Consolidated Statements of Changes in Shareholders' Equity

	Number of Shares	Common Stock	Add'l Paid-in Capital	Note Receivable from Shareholders	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	TOTAL Shareholders' Equity	Comprehensive (Loss)

Balance: June 30, 2006	4,918,618	$49,186	$20,112,076	-	$(1,637,909)	$(17,192,399)	$1,330,954

Issuance of common stock 41 Broadway Assoc.	294,118	2,941	997,059	(1,000,000)
Issuance of common stock pursuant to conversions	36,888	369	59,631				60,000
Convertible debt interest add'l conversion feature			25,808				25,808
Convertible notes issued embedded conversion feature			1,130,000				1,130,000
Reduction of note receivable from stockholder				191,667			191,667
Stock Options exercised	9,882	99	41,901				42,000
Stock based compensation			171,013				171,013
Issuance of common stock public offing-net of underwriting	3,333,333	33,333	18,376,667				18,410,000
Issuance of common stock convertible note conversions	836,395	8,364	2,498,941				2,507,305
Issuance of common stock Bushido loan warrants	657,856	6,579	2,312,357				2,318,936
Warrants issued-underwriters			265,935				265,935
Public offering costs			(1,408,390)				(1,408,390)
Montgomery debt redemption - warrants issued			411,335				411,335
Net Loss						(9,629,732)	(9,629,732)	$(9,629,732)
Net Translation Adjustment					91,372		91,372	91,372
Balance: June 30, 2007	10,087,090	$100,871	$44,994,333	$(808,333)	$(1,546,537)	$(26,822,131.49)	$15,918,203	$(9,538,360)

Issuance of common stock pursuant to note conversions	159,256	1,593	473,644				475,237
Issuance of common stock Montgomery warrants	265,937	2,659	(2,659)
Reduction of note receivable from stockholder				200,000			200,000
Public offering costs			(100,000)				(100,000)
Stock based compensation			254,290				254,290
Net Loss						(4,904,663)	(4,904,663)	$(4,904,663)
Net Translation Adjustment					173,051		173,051	173,051
Balance: June 30, 2008	10,512,283	$105,123	$45,619,608	$(608,333)	$(1,373,485)	$(31,726,795)	$12,016,118	$(4,731,612)

See accompanying notes to consolidated financial statements

ZBB Energy Corporation	Year Ended June 30,
Consolidated Statements of Cash Flows	2008	2007
Cash flows from operating activities:
Net loss	$(4,904,663)	$(9,629,732)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	315,940	259,668
Accrued interest-converted to equity on conversions	-	234,805
Debt extinguishment expenses	-	864,712
Accrued interest on notes payable	-	369,109
Equipment costs allocated to expenses	118,000	-
Payments applied to note receivable for consulting fees	200,000	191,667
Finance charges & amortization of deferred finance fees	-	3,668,440
Stock based compensation	254,290	171,013
(Increase) decrease in operating assets:
Accounts receivable	188,602	(28,670)
Inventories	(40,318)	155,845
Prepaids and other current assets	(235,485)	106,192
Other assets-interest receivable	(44,227)	-
Increase (decrease) in operating liabilities:
Accounts payable	(228,664)	546,041
Accrued expenses	45,603	26,061
Accrued loss on contracts	(357,250)	-
Deferred revenues	308,395	(336,768)
Net cash (used) in operating activities	(4,379,777)	(3,401,618)
Cash flows from investing activities
Capital expenditures	(721,468)	(201,667)
Net cash (used) in investing activities	(721,468)	(201,667)
Cash flows from financing activities
Proceeds from refinancing of bank loan	1,760,000	117,223
Repayment of bank loans	(1,882,634)	-
Proceeds (repayments) of notes payable	(4,047,823)	2,260,000
Proceeds from exercise of stock options	-	42,000
Proceeds from exercise of stock warrants	-	1,113,333
Proceeds from public offering - net of underwriter fees	-	18,410,000
Additional public offering costs	(100,000)	(1,142,635)
Deferred finance fees	-	(106,250)
Net cash provided (used) by financing activities	(4,270,457)	20,693,671
Effect of exchange rate changes on cash	-	(61,972)
Net increase (decrease) in cash and cash equivalents	(9,371,702)	17,028,416
Cash and cash equivalents - beginning of period	17,823,022	794,606
Cash and cash equivalents - end of period	$8,451,320	$17,823,022
Cash paid for interest	$153,345	$218,136

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock pursuant to conversion of convertible notes	475,237	2,567,305
Increase in paid-in capital pursuant to warrants issued - Bushido loan	-	1,205,603
Prepaids and inventory reclassed to property, plant and equipment	419,000	-
Beneficial conversion features on convertible debt issued	-	1,155,808
Warrants issued - public offering/underwriters	-	265,935
Stock options granted to directors and employees at fair value	254,290	171,013

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

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

---Power quality to alleviate downtime caused by voltage sags, voltage swells, frequency fluctuations, and combined with uninterruptible power supply (UPS) to eliminate power outages.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period covered by the report. Actual results could differ from those estimates. Estimates are used in accounting for, amongst other things, revenue and losses recognized under the percentage of completion method for sales, impairment and realizability of assets, depreciation, and valuations of equity and debt instruments. Estimates and assumptions are reviewed periodically and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

In July, 2006, the FASB issued Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109". FIN 48, prescribes a recognition threshold and measurement attribute for tax positions. The Company adopted FIN 48 at the beginning of fiscal year 2008 and it did not have a material impact on the Company’s financial statements.

There were no deferred tax assets recorded as of June 30, 2008.

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

Depreciation

Depreciation is provided for all Property, Plant and Equipment (excluding land) on a straight line basis over estimated useful lives of the assets.

The depreciation rate used for each class of depreciable assets is:

Depreciation Rate
Manufacturing Equipment and test units	3-15 years
Office Equipment	3-8 years
Building	40 years

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

Revenue recognition on energy storage system long-term contracts utilizes the percentage-of-completion method which recognizes revenue proportionally as costs are incurred and compared to the estimated total costs for each contract. The only long-term contract which involved revenue recognition estimates during the twelve month period was with the California Energy Commission (“CEC”), which had no outstanding balances to defer at June 30, 2008 as the contract was completed on March 31, 2008. During the twelve months ended June 30, 2008 and 2007, $303,063 and $583,819 respectively was recognized as revenue on the energy storage system contract with the CEC.

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

In July 2007 the Company commenced engineering and product development activities pursuant to a collaborative project (Advanced Electricity Storage Technologies project) with the Commonwealth of Australia through July 2010 which terms include the receipt of funding of A$3.1 million (approximately US$2.7 million) toward future development costs which include the production and delivery of one 500kWh energy storage system. During twelve months ended June 30, 2008, $976,536 was recognized as revenue based on the completion of all or a part of the first four of nine performance milestones specified in the contract.

The deferred revenue balance of $644,700 at June 30, 2008 is a result of payments the Company has received in advance on long-term contracts with its customers for the delivery of energy storage systems. Included in the June 30, 2008 deferred revenue balance is $484,700 in payments received from the Commonwealth of Australia that will be recognized in future periods. Also included is $160,000 received from ZBB China Pty Ltd, a 49% owned joint venture Company (see Note 14 – Related Party Transactions).

Loss per Share

The Company follows the provisions of SFAS No. 128 which requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue Common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded (as of June 30, 2008 there are 1,395,523 options and warrants that are excluded).Convertible Notes

Convertible Notes

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

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net currency translation adjustments applicable for the periods ended June 30, 2008 and 2007 and is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year which began on July 1, 2008. In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2 permits a one-year deferral in applying the measurement provisions of SFAS 157 to non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 and FSP 157-2 is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure certain financial assets and liabilities. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which is the Company’s fiscal year which began on July 1, 2008. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position or results of operations.

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

NOTE 3 — INVENTORIES

Inventory balances are comprised of the following amounts as of June 30, 2008:

Raw materials	$1,013,467
Work in progress	253,714
Finished goods	279,704
Inventory valuation allowance	(234,000)
TOTAL	$1,312,885

NOTE 4 — PROPERTY, PLANT & EQUIPMENT

Office equipment	$127,196
Manufacturing equipment	3,430,095
Test units	707,470
Building	1,996,134
Land	217,000
6,477,895
Less, accumulated depreciation	(2,237,255)
Net Property, Plant & Equipment	$4,240,640

NOTE 5 — INVESTMENT IN JOINT VENTURE

In March 2005, the Company acquired a 49% interest in ZBB China Pty Ltd for a cost of $221,875 (adjusted for current period foreign exchange rates). The joint venture company is licensed to distribute ZBB energy storage systems into the Chinese market.

During the twelve month periods ended June 30, 2008 and 2007 there was no significant activity in the joint venture company (see Note 17–Related Party Transactions for additional information on energy storage system order).

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

The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, results in the net goodwill amount of $803,079 as of June 30, 2008.

NOTE 7 — NOTE RECEIVABLE-SHAREHOLDER

In July 2006, the Company agreed to a stock sale agreement with 41 Broadway Associates, LLC. Under the terms of the agreement the Company sold to 41 Broadway Associates, LLC a total of 294,118 shares in consideration for a 4% $1,000,000 promissory note payable in installments over five years.

As of June 30, 2008 the Company is owed $608,333 on the note, which is reflected as a reduction to Shareholders’ equity and $70,678 in accrued interest receivable. Amounts owed to the Company on the note are offset and reduced by $200,000 per year in payments owed to 41 Broadway Associates, LLC.

NOTE 8 — NOTES PAYABLE AND CONVERTIBLE DEBT

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

There are no outstanding obligations under the Montgomery Facility or to Montgomery at June 30, 2008.

$2,226,666 Bushido Loan

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

On August 7, 2007, after discussions with the Bushido Lenders, the Company agreed to the following re-payment terms, all of which have been satisfied:

The Company paid the full $2,226,667 due under the Bushido Loan to Bushido, Pierce and ABS-SOS, plus $20,000 in reimbursement of their legal fees on August 8, 2007 in full satisfaction of all obligations under the note purchase agreement. Such payment resulted in a release of all liens of ZBB assets including a pledge of the shares of our subsidiaries.

The Company agreed to file with the SEC a resale registration statement, registering an aggregate of 436,600 shares of common stock for ABS-SOS, as a selling shareholder; the registration was required to be declared effective by the SEC by October 31, 2007 discharging the Company from all of its obligations under the registration rights provisions of Bushido Warrants agreement.

The Company has satisfied all of the foregoing requirements as of June 30, 2008.

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

As of June 30, 2008 all of the Notes had either been converted into shares or repaid. Payments to redeem $556,250 in principal and interest due on the notes were disbursed in the twelve months ended June 30, 2008.

NOTE 9 — BANK LOANS AND NOTES PAYABLE

At June 30, 2008 the Company’s debt consisted of the following:

Bank loans-current	171,634
Bank loans – long term	1,881,823
Total	$2,053,457

On May 14, 2008 the Company entered into two loan agreements to refinance the building in Menomonee Falls, Wisconsin. The First loan requires a fixed monthly payment of principal and interest at a rate of .25% below the prime rate, with any principal balance due at maturity on June 1, 2018 and secured by the building and land. Principal balance is $902,146 as at June 30, 2008.

The second loan is a secured promissory note guaranteed by the U.S Small Business Administration, requiring monthly payments of principal and interest at a rate of 5.5% until May 1, 2008. Principal balance is $872,256 at June 30, 2008.

On January 22, 2007 the Company refinanced its equipment loan. The new loan term requires monthly payments of principal and an interest rate equal to the prime rate, maturity date of February 1, 2011. The loan is secured by machinery and equipment. Principal balance is $279,056 at June 30, 2008.

Maximum aggregate annual principal payments for 12 month periods subsequent to June 30, 2008 are as follows:

2009	$171,634
2010	181,648
2011	127,913
2012	74,487
2013	76,691
2014 and thereafter:	1,421,084
$2,053,457

NOTE 10 — INCOME TAXES

The Company did not record a provision for federal, state or foreign income taxes for the years ended June 30, 2008 and 2007. The Company has not recorded a benefit for deferred tax assets as its realizability is uncertain.

The Company’s combined effective income tax rate differed from the U.S federal statutory income tax rate as set forth below:

	2008	2007
Income tax benefit computed at the federal statutory rate	(34)%	(34)%
Foreign rate differential	4%	4%
Change in valuation allowance	30%	30%
Total	0%	0%

Significant components of the Company’s net deferred tax assets as of June 30, 2008 and 2007 were as follows:

	2008	2007
Net operating loss carry forwards	$8,255,175	$6,781,267
Foreign loss carry forwards	971,952	826,494
Deferred tax asset valuation allowance	(9,227,127)	(7,607,761)
Total deferred tax assets	$—	$—

As of June 30, 2008, the Company had U.S net operating loss carry forwards of approximately $24,300,000 which begins to expire in 2014 for federal tax purposes. The Company also has gross foreign tax loss carry forwards of approximately $3,240,000 that are available to offset future liabilities for foreign income taxes. Substantially all of the foreign tax losses are carried forward indefinitely, subject to certain limitations.

A valuation allowance has been established for certain future income tax benefits related to income tax loss carry forwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. During the twelve months ending June 30, 2008 the valuation allowance increased by $1,619,366.

NOTE 11 — EMPLOYEE/DIRECTOR OPTION PLANS

In 1998 the Company adopted a Key Employee Stock Option Plan (the “KESOP”) pursuant to which up to 268,927 shares of common stock were authorized for grants of options, rights, and stock awards. The exercise price of all options granted under the Plan was determined by the Board of Directors at an amount no less than the estimated fair value of the Company’s common stock at the date of grant. No options were exercised and 4,413 options expired during the twelve months ended June 30, 2008. As of June 30, 2008 there were no options or other awards outstanding under the KESOP and there were no additional shares available for grant.

In 1998 the Company adopted an Outside (Non-Executive) Directors Stock Option Plan (the “ODSOP”) whereby 67,231 options were issued to Non-Executive Directors over a five year period commencing on January 2, 1999. As of June 30, 2008, all ODSOP options had been granted. During fiscal 2007, 9,882 ODSOP options were exercised. No options were exercised and 8,470 options expired during the twelve months ended June 30, 2008. As of June 30, 2008 there were no options outstanding under the ODSOP.

In 2002 the Company established the 2002 Stock Option Plan (“SOP”) whereby a stock option committee was given the discretion to grant up to 882,353 options to key employees of the Company at exercise prices and dates to be determined by the directors. During the year ended June 30, 2008 400,000 options were granted to employees and directors exercisable at $3.59 (110% of the market closing price on June 6, 2008) based on vesting terms of June 2008 through January 2009, and exercisable at various dates through June 2014. No options were exercised and 93,028 options expired during the twelve months ended June 30, 2008. At June 30, 2008 there remain 504,700 options outstanding with exercise prices of not less than $3.59 and exercise dates up to June 30, 2014. A further 74,407 options are available to be issued under the SOP.

During 2005 the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorizes the board of directors or a committee thereof, to grant options to employees and directors of the Company or any affiliate of the Company. The maximum number of options that may be granted in aggregate at any time under this option scheme or under any other employee option or share plan is the number equivalent to 5% of the total number of issued shares of the Company including all shares underlying options under the KESOP, the ODSOP and the SOP. Options issued expire five years after the vesting date. During the year ended June 30, 2007 250,000 options were granted. No options have been exercised in fiscal 2007 or fiscal 2008. At June 30, 2008, 250,000 options with an exercise price of $3.82 and an expiration date of June 12, 2012 remain outstanding. A further 205,838 are available to be issued under this plan.

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorizes the board of directors or a committee thereof, to grant up to a maximum of 1,500,000 options to employees and directors of the Company at exercise prices to be determined by the administrator but not less than 100% (110% for a 10% shareholder) of the market value on the date granted. The maximum number of shares subject to options granted to any one employee during any fiscal year shall not exceed 300,000. During the year ended June 30, 2008 275,000 options were granted to employees and directors exercisable at $3.59 (110% of the market closing price on June 6, 2008) based on vesting terms of June 2008 through January 2011, and exercisable at various dates through January 2016. A further 1,225,000 options are available to be issued under the 2007 plan.

In aggregate for all plans, at June 30, 2008, the Company has a total of 1,029,700 options outstanding and 1,505,245 options available for future grant under the SOP, the Employee Stock Option Scheme, 2005 and the 2007 Plans.

Information with respect to activity under the employee and director plans is as follows:

		Weighted-Average
Stock Option Activity	Number of Options	Exercise Price Per Share
Balance at June 30, 2006	257,757	$5.86
Options granted	250,000	3.82
Options expired	(37,264)	5.61
Options exercised	(9,882)	4.25
Balance at June 30, 2007	460,611	$4.81
Options granted	675,000	3.59
Options expired	(105,911)	5.61
Options exercised	-	-
Balance at June 30, 2008	1,029,700	$4.03

The following table summarizes information relating to the stock options outstanding at June 30, 2008:
	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average		Average
	Options	Contractual Life	Exercise	Number of	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Options	Price
$3.59-5.61	941,793	5.0	$3.69	657,793	$4.19
$5.61 and higher	87,907	1.7	$7.65	87,907	$7.65
Balance at June 30, 2008	1,029,700	4.7	$4.03	745,700	$4 .19

NOTE 12 - NON RELATED PARTY WARRANTS

At June 30, 2008 there are 120,023 warrants issued and outstanding to Empire Financial Group, Ltd. in connection with certain capital raising activities in 2006, exercisable at $3.23 per share and which expire on September 30, 2011.

At June 30, 2008 there are 50,000 warrants issued and outstanding to Empire Financial Group, Ltd. as part of the underwriting as compensation in connection with our recent United States public offering which are exercisable at $7.20 per share.

At June 30, 2008 there are 195,800 warrants issued and outstanding to Strategic Growth International in connection with capital raising activities in 2006 and 2007, with expiration dates between March 2011 and June 2012 and exercise prices of between $3.75 and $7.20.

The table below summarizes non-related party warrant balances:
Stock Warrants		Weighted-Average
Non-related party activity	Number of Warrants	Exercise Price Per Share

Balance at June 30, 2006	1,242,510	$5.96
Warrants granted	715,103	3.40
Warrants expired	(152,811)	6.00
Warants exercised	(720,391)	4.33
Balance at June 30, 2007	1,084,411	$5.41
Warrants granted	-	-
Warrants expired	(600,941)	8.50
Warants exercised	(117,647)	3.40
Balance at June 30, 2008	365,823	$4.54

NOTE 13 – COMMITMENTS

In July 2006, the Company entered into a business development agreement with 41 Broadway Associates, whereby 41 Broadway Associates,LLC is to provide consulting services including business planning and facilitation of introductions to strategic relationships and customers, corporate financiers and investment bankers at a fee of $200,000 per year payable quarterly until September 2010. During the twelve months ending June 30, 2008 fees of $200,000 were incurred by the Company. (see Note 7)

In July 2007 the Company commenced engineering and product development activities pursuant to a collaborative project entitled the Advanced Electricity Storage Technologies (“AEST”) project, with the Commonwealth of Australia, through July 2010. The terms of the project provide for the receipt of funding by the Company for future development costs which include the production and delivery of one 500kWh energy storage system.

During the twelve months ending June 30, 2008 $976,536 was recognized as revenue based on the completion of all or a part of the first four of nine performance milestones specified in the contract.

The AEST project has total budgeted expenditure for operating and capital items of approximately $5.2 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.5 million (A$2.8 million) is the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities. The Australian Government is providing the project funding of approximately $2.7 million (A$3.1 million) to be paid in accordance with the completion of contracted project milestones and subject to the Company’s compliance with project reporting requirements and demonstrating that the funds already provided to it have been fully spent or will be fully spent in the near future. The Company has incurred expenditures of $1.5 million (A$1.6 million) resulting in a balance of $3.7 million (A$4.3 million) in future expenditures to complete the project.

NOTE 14 - EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with executives and management personnel. The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits. The employment contracts generally have no set term and can be terminated by either party. There is a provision for payments of three months to eighteen months of annual salary as severance if we terminate a contract without cause, along with the acceleration of certain unvested stock option grants.

NOTE 15 — STOCK-BASED COMPENSATION

On July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”. Consequently, for the years ended June 30, 2008 and 2007, the Company’s results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plans. The amount recognized in the financial statements related to stock-based compensation was $254,290 and $171,013, based on the fair value of all options vested during the years ended June 30, 2008 and 2007 respectively.

Pursuant to the “SOP and the “2007 Plan” stock option plans, on June 6, 2008 the Company granted 675,000 common stock purchase options to the directors, officers, and certain employees. The options granted have an exercise price of $3.59 per share, 110% of the market price of the Company’s stock on the date of grant. The options vest at various times through January 2011.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the year ended June 30, 2008 using the Black-Scholes option-pricing model:

2008
Expected life (years)	3
Interest rate	3.7%
Volatility	37%
Dividend yield	0%
Forfeiture rate	10%

A summary of the status of unvested employee stock options as of June 30, 2008 and changes during the period then ended, is presented below:

		Weighted-Average
		Grant Date
Unvested Stock Option Activity	Number of Options	Fair Value Per Share

Unvested at June 30, 2007	-
Granted	675,000	0.70
Vested	(391,000)	0.65
Balance at June 30, 2008	284,000	$0.77

As of June 30, 2008, the total remaining unrecognized compensation cost related to unvested stock options amounted to $217,565, which will be amortized on a straight-line basis over the remaining vesting periods.

NOTE 16 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death. The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable. For U.S. employees, the Company has a 401(k) plan. All active participants are 100% vested immediately. Expenses under these plans were $64,714 and $30,765 for the twelve months ending June 30, 2008 and 2007.

NOTE 17 - RELATED PARTY TRANSACTIONS

The Company had leased its Australian office facility from an entity affiliated with two of the Company’s officers. In January 2008 the facility was sold to a non-related Australian company, eliminating the related party relationship between the Company and its landlord. The current rental is $61,694 per annum (A$68,230) and is subject to an annual CPI adjustment.

Rent expense was $61,174 and $49,875 for the twelve months ending June 30, 2008 and 2007.

The future payments required under the terms of the lease are as follows:

For the year ending June 30,
2009	$61,694
2010	$61,694
2011	$61,694
2012	$20,565
TOTAL:	$205,647

[Remainder of page intentionally left blank]

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008 and concluded that the disclosure controls and procedures were effective.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of June 30, 2008 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of June 30, 2008.

During our evaluation we noted that certain documentation regarding the Company's processes require enhancements, in addition, management needs to implement a formal plan for documenting our testing of internal controls over financial reporting. Management is in the process of implementing these enhanced procedures.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(b)  Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons And Corporate Governance; Compliance With Section 16(a) Of The Exchange Act

Executive Officer and Directors

Our current directors and executive officers are as follows:

Name	Age	Position
Richard A. Payne	53	Chairman and Director Class I
Robert J. Parry	58	Chief Executive Officer and Director Class I
William A. Mundell	48	Director Class III
Manfred E. Birnbaum	74	Director Class II
Scott W. Scampini	55	Chief Financial Officer
Steven A. Seeker	58	Chief Operating Officer

Richard Andrew Payne has been a director of the company since 1998 and chairman of the board since 2004. Mr. Payne is a director serving on Class I of our board whose term expires in 2008. Mr. Payne has been a director of our subsidiaries since 1994. Mr. Payne is the principal of Richard Payne & Associates and is a commercial lawyer who has practiced as a corporate and commercial attorney in Australia for over 25 years. Mr. Payne has been a director of the Broome International Airport Group of companies since 2001. Richard Payne & Associates previously acted as a legal adviser to the company and its predecessor between 1993 and 2005. Mr. Payne received his Bachelor of Jurisprudence (Hons) in 1980 and a Bachelor of Law in 1981 from the University of Western Australia.

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

William Anthony Mundell was appointed as an independent director upon the closing of our underwritten offering in June of 2007. Since 2003, Mr. Mundell was an executive of Vidyah Corp., an educational technology company. Between 1998 and 2003, Mr. Mundell was Chairman of Trade, Inc., a competitive intelligence company specializing in international trade information. Between 1987 and 1998, Mr. Mundell served as an officer of WEFA, an economic forecasting company. Mr. Mundell received a B.A. degree in Economics and Political Science from Carlton University in Canada, and an MBA in finance and Masters Degree in International Economics and Public Finance in 1982 and 1984, respectively, from Columbia University.

Manfred Emanuel Birnbaum was appointed as a director upon the closing of our underwritten offering in June 2007. Since 1994, Mr. Birnbaum has been an independent management consultant in the energy and power industries. Mr. Birnbaum’s consulting services include assistance on divestitures, contract dispute resolutions, technology licensing, and developing marketing strategies for companies such as Westinghouse Electric Corporation, ABB-Asea Brown Boveri, Inc. Siemens, Alstom, Duke Power, Foster Wheeler and others. Mr. Birnbaum was Chief Executive Officer of English Electric Corp., a wholly-owned subsidiary of General Electric Company of England. Mr. Birnbaum held various senior management positions at Westinghouse Electric Corporation between 1958 and 1982. Mr. Birnbaum earned a B.A. in mechanical engineering from Polytechnic Institute, of the City University of New York in 1957 and a Masters Degree in electrical engineering from the University of Pennsylvania.

Scott William Scampini was appointed Chief Financial Officer in January 2008. From 1994 to June 2007, he was CFO, Executive Vice President and Director of MGS Manufacturing Group. In addition Mr. Scampini was formally the principal of our external accounting and auditing firm S.C Scampini & Associates and had represented the company and its US predecessor company for the previous thirteen years. Mr. Scampini holds a Bachelor's Degree in Accounting from Marquette University, Milwaukee, Wisconsin, and is a Certified Public Accountant and member of both the AICPA and WICPA. He has previously worked with Price Waterhouse and BDO Seidman.

Steven Allen Seeker was appointed as our chief operating officer in June 2006. From 2000 to June 2006, Mr. Seeker was Vice President, International Sales and Operations, of Cooper Power Systems, Inc., in Waukesha, Wisconsin where he was responsible for Cooper Power’s international shipments, four international plants, and a network of sales representatives and direct employees in more than 75 countries. Prior to being appointed as Vice President and since 1974, Mr. Seeker held various other executive and non executive positions with Cooper Power and its predecessor company, McGraw-Edison. Mr. Seeker was President of the US National Committee of the International Electrotechnology Commission (IEC) (2000-2005), an American National Standards Institute (ANSI) Board of Directors, Executive Committee, and International Committee member (2000-2005) and a representative on the IEEE Standards Association Board of Governors (2001). Mr. Seeker was most recently awarded the 2006 Astin-Polk International Standards Medal by ANSI. Mr. Seeker obtained both Bachelors and Masters degrees in Electrical Engineering received from New Mexico State University, Las Cruces NM in 1973 and 1974, respectively.

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

Kevin Dennis. In January 2008 ZBB appointed Mr. Kevin Dennis as the Vice President for Marketing and Sales. Mr. Dennis held various senior management roles with ABB, most recently as Director, Advanced Power Electronics - North America. Kevin also spent four years as the sales and engineering manager for Omnion Power Engineering Corporation, a manufacturer of power electronics systems for advanced energy systems. His early career also includes six years as a design engineer with American Electric Power Service Corporation (AEP) in Columbus, Ohio. He holds a Bachelors of Science, Electrical Engineering from Michigan Technological University, and is a member of the IEEE (Power Electronics Group). He is a past member of National Electrical Testing Association (NETA), participated as an industry representative in the working group for the development of Underwriters Laboratory standard, UL 741, for utility grid connected power converters.

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

Mr. Parry and Mr. Payne are directors in Class I and were re-elected in 2006, whose term will expire 2008. Mr. Birnbaum and Mundell were appointed to Class II and Class III of our board of directors, with terms expiring in 2009 and 2010, respectively.

Board Committees

Audit Committee.  We have established an audit committee of the Board of Directors. The Audit Committee assists the board of directors in the oversight of the audit of our consolidated financials statements and the quality and integrity of our accounting, auditing and financial reporting process. The Audit Committee is responsible for making recommendations to the board concerning the selection and engagement of independent registered public accountants and for reviewing the scope of the annual audit, audit fees, results of the audit and auditor independence. The Audit Committee also reviews and discusses with management and the board of directors, such matters as accounting policies, internal accounting controls and procedures for preparation of financial statements. The Audit Committee is required, at all times to be composed exclusively of directors who, in the opinion of our board of directors, are free from any relationship that would interfere with the exercise of independent judgment as a committee member and who posses an understanding of financial statements and generally accepted accounting principles. Our Audit Committee is currently composed of Mr. Payne, Mr. Mundell and Mr. Birnbaum. We believe that Mr. Payne, Mundell and Birnbaum are independent directors as required by the listing requirements for the AMEX stock market. Our board has determined that both Mr. Payne and Mr. Mundell qualify as an “audit committee financial expert” as defined under Item 401(e) of Regulation S-B.

Compensation Committee.  The Compensation Committee evaluates the performance of our senior executives, considers design and competitiveness of our compensation plans, reviews and approves senior executive compensation and administers our equity and stock option plans. Currently, and since the closing of our underwritten offering in June of 2007, Mr. Payne, Mundell and Birnbaum, have been appointed as the sole members of our Compensation Committee. Prior to September of 2006, there was no compensation committee of the board of directors and compensation related matters were instead handled by the board.

Nominating Committee.  We have established a nominating committee of the Board of Directors for purposes of evaluating candidates nominated for director positions, as of the closing of our underwritten offering in June of 2007. This committee is comprised of Mr. Mundell, Birnbaum and Payne and Mr. Payne is the chair person of this committee. This committee reports to our Chief Executive Officer and is charged with evaluating candidates and making nominations for board members.

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

Our Code of Ethics has historically been posted in our annual reports as filed with the ASX and delivered to our Australian stockholders, which is also available on our website at www.zbbenergy.com. Additionally, this Code of Ethics is provided to all directors, officers and other managing personnel prior to joining the company, and thereafter from time-to-time to any person, upon request, and without charge.

Advisory Board

We do not currently have an Advisory Board.

Director Independence

Richard Payne, William Mundell and Manfred E. Birnbaum are considered independent directors under the rules of the AMEX.

Meetings of our Board of Directors

Our Board of Directors took action by written consent in lieu of meeting one time and held regular and special meetings six times during the 2008 fiscal year. Our Nominating Committee met once for the purpose of nominating Mr. Parry and Mr. Payne. Our Audit Committee met four times for the purpose of reviewing the quarterly financial statements and this Annual Report and its financial statements.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the year ended June 30, 2008, the Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were filed on a timely basis.

Item 10.  Executive Compensation

The following table sets forth all compensation for each of the last three fiscal years awarded to, or earned by, our Chief Executive Officer and all other executive officers serving as such at the end of fiscal year ended June 30, 2008 whose salary and bonus exceeded $100,000 for the year ended June 30, 2008 or who, as of June 30, 2008, was being paid a salary at a rate of at least $100,000 per year.

[Remainder of page intentionally left blank]

Summary Compensation Table

Name and Principal Position(s)	Year	Salary		Bonus	Other Compensation		Total Compensation		Option Awards
Robert J. Parry	2008	$250,000		$-	$31,225	(1)	$281,225	(1)	75,000	(2)
Chief Executive Officer	2007	$213,267		$-	$68,000	(3)	$281,267	(3)	100,000	(4)

Scott W. Scampini	2008	$156,000	(5)	$-	$8,439	(1)	$164,439	(1)	50,000	(2)
Chief Financial Officer

Geoffrey D. Hann	2008	$220,000	(6)	$-	$-		$220,000		—
(former Chief Financial Officer)	2007	$181,872		$-	$68,000	(3)	$249,872	(3)	100,000	(4)

Steven A. Seeker	2008	$200,000		$-	$55,699	(1)	$255,699	(1)	100,000	(2)
Chief Operating Officer	2007	$150,000		$-	$-		$150,000		—

(1)
Valuation of options granted to officers in June 2008, vesting dates from June 8, 2008 through June 30, 2011 based on the following Black Scholes model assumptions: expected price volatility, 37%; expected option life, 3 years; expected forfeiture rate, 10%; interest rate, 3.7%; dividend yield, 0%.

(2)	Indicate options granted June 2008 exercisable at $3.59 per share, expiration dates from June 2013 through June 2015.

(3)	Valuation (Black Scholes) of options issued to officers in January 2007, vested with completion of public offering.

(4)	Indicates options granted in January 2007, exercisable at $3.82 per share, and expire on June 20, 2012.

(5)	Mr. Scampini commenced employment with the company in January, 2008. Salary amount indicates annualized salary.

(6)	Mr. Hann resigned effective December 31, 2007, 2008 salary amount indicates annualized salary.

No non-equity incentive plan or non-qualified deferred compensation was paid to any person during the fiscal years ended June 2008 and June 2007. The dollar value of all non-cash compensation was based on the Black Scholes model value as of the grant date. In accordance with the rules of the SEC, other compensation in the form of perquisites and other personal benefits has been omitted for the named executive officers because the aggregate amount of these perquisites and other personal benefits was less than $10,000.

Options Granted During Fiscal Year

In the fiscal year ended June 30, 2008, 75,000 options were granted by the Board of Directors on June 6, 2008 to each of the four directors; Mr. Payne, Parry, Birnbaum, and Mundell under the 2002 Stock Option Plan. On the same date Mr. Seeker was granted 100,000 options and Mr. Scampini granted 50,000 options to purchase stock under the 2007 Equity Incentive Plan.

Under the terms of the grant, Mr. Parry, Payne, Mundell, Birnbaum and Seeker were each granted options expiring June 2013 to June 2014, and Mr. Scampini options expiring June 2013 to June 2015, exercisable at $3.59 per share, calculated at 110% of the AMEX closing market price for the shares on June 6, 2008.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.

Options Granted Subsequent to End of Fiscal Year 2008

There have been no stock options granted since June 30, 2008.

Aggregate Option Exercises in Fiscal 2008 and Fiscal Year End Option Values

No options were exercised by any executive officers or directors in Fiscal 2008 and no options held by any executive officers or directors are exercisable at prices below the trading price of our common stock as of June 30, 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options that has not vested for each named executive officer outstanding as of June 30, 2008.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested($)

Robert J. Parry (Chief Executive Officer)	100,000 87,907 37,000 38,000	0 0 0 38,000	3.82 6.38 3.59 3.59	6/20/2012 3/30/2010 6/30/2013 6/30/2014	0 0 0 38,000	0 0 0 144,400

Scott W. Scampini (Chief Financial Officer)	10,000 20,000 20,000	0 20,000 20,000	3.59 3.59 3.59	6/30/2013 6/30/2014 6/30/2015	0 20,000 20,000	0 76,000 76,000

Geoffrey D. Hann (former Chief Financial Officer)	100,000	0	3.82	6/20/2012	0	0

Steven A. Seeker (Chief Operating Officer)	66,000 34,000	0 34,000	3.59 3.59	6/30/2013 6/30/2014	0 34,000	0 129,200

Director Compensation

Our independent directors are compensated at a base rate of $50,000 per annum for their services, along with the reimbursement of their out-of-pocket expenses. Directors who are not employees may also receive stock option grants under our option plan. We will also reimburse directors for out-of-pocket expenses incurred in attending board and committee meetings and undertaking certain matters on our behalf. Directors who are our employees will not receive separate fees for their services as directors.

The following table provides information regarding the compensation of the directors for fiscal 2008. Compensation information for Robert J. Parry and Geoffrey D. Hann (former director), is fully reflected in the “Summary Compensation Table” under the “Executive Compensation” section above:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)		All Other Compensation ($)	Total ($)

Richard A. Payne (Chairman)	70,000	0	31,225	(2)	0	101,225

William A. Mundell	55,000	0	42,196	(2)	0	97,196

Manfred E Birnbaum	55,000	0	42,196	(2)	0	97,196

(1) The aggregate number of options outstanding at June 30, 2008 is 276,618.

(2) The value of options recognized by ZBB for the financial statement reporting purposes in accordance with FAS 123R in fiscal 2008 under the modified prospective transition method in accordance with FAS 123R for past award of stock options that were unvested during all or a portion of fiscal 2008. For a discussion of valuation assumptions, see Note 15 to ZBB Energy’s Consolidated Financial Statements included in this form 10-KSB.

Employment Agreements

Robert J. Parry has entered into an employment agreement with us to act as chief executive officer for a period expiring on June 30, 2009 on normal commercial terms and conditions and is paid a remuneration package totaling $260,000 per annum commencing July 1, 2008 exclusive of any options granted to him.

Scott W. Scampini has entered into an employment agreement with us to act as chief financial officer for a period expiring on June 30, 2011 on normal commercial terms and conditions and is paid a remuneration package totaling $156,000 per annum exclusive of any options granted to him.

Steven A. Seeker has entered into an employment agreement with us to act as chief operating officer for a period expiring on July 1, 2010 on normal commercial terms and conditions and is paid a remuneration package totaling $208,000 per annum exclusive of any options granted to him.

If we terminate the employment agreement prior to its expiration for any reason other than for cause, we must pay the employee his annual remuneration, and he is entitled to receive all benefits that he was receiving on the date of his termination of employment, for the greater of 12 months (18 months for Mr. Parry) or the remaining term of the agreement. Furthermore, all unvested options shall vest and become immediately exercisable. If the employment agreement is not terminated prior to its expiration, we must continue to pay the employee his annual salary for an additional 12 months (18 months for Mr. Parry) upon expiration of the employment agreement.

The employment agreement contains covenants prohibiting the employee from competing with ZBB Energy during his employment and at any time during the 12 months (18 months for Mr. Parry) following termination for any reason and a requirement for the employee to keep all information strictly confidential during his employment and for a period of three years after termination of employment.

We will reimburse our officers and directors for all reasonable and necessary business expenses incurred in the interest of the company. The officer or director seeking reimbursement is required to submit an itemized account of such expenditures establishing that the expenses incurred were ordinary and necessary business expenses.

The term of these contract shall renew automatically for successive terms of one year each unless either party elects not to renew this Agreement by delivery of written notice to the other party not less than ninety (90) calendar days prior to the end of the then current term. If this Agreement is renewed, the terms of this Agreement during any such renewal term shall be the same as the term in effect immediately prior to such renewal.

All of the above compensation has been approved by both a majority of the board and of the disinterested directors.

[Remainder of page intentionally left blank]

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of September 3, 2008, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Based on information available to us, all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them, unless otherwise indicated. Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. In computing the number of shares beneficially owned by a person or a group and the percentage ownership of that person or group, shares of our common stock subject to options or warrants currently exercisable. The following table assumes 10,512,283 shares of common stock are issued and outstanding as of September 3 2008.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock
GLG North American Opportunity Fund	1,712,943	(1)	16.29%
Ardsley Advisory Partners	544,900		5.2%
Richard A. Payne	223,454	(2)	2.1%
Robert J. Parry	628,995	(3)	6.3%
William A. Mundell	75,000	(4)	*
Manfred E. Birnbaum	75,000	(4)	*
Steven A. Seeker	120,407	(5)	1.1%
Scott W. Scampini	58,566	(6)	*
All Directors and Executive Officers as a group (six persons)	1,181,422		11.2%

*	Less than one percent.

(1)
Based on a Statement of Change in Beneficial Ownership on Form 4 dated May 1, 2008. GLG Partners, LP, which serves as the investment manager to GLG Global Utilities Fund and the Other GLG Funds, may be deemed to be the beneficial owner of all shares owned by GLG Global Utilities Fund and the Other GLG Funds.

(2)
Includes (i) 4,587 shares, (ii) 50,000 shares underlying options expiring June 20, 2012 exercisable at $3.82 per share, (iii) 75,000 shares issuable upon exercise of options at $3.59 per share which expire on June 30, 2013 and 2014. Also includes (i) 75,043 shares and (ii) 1,618 options held by an affiliate of Mr. Payne, Geizo Pty. Ltd, as trustee for the RA Payne Family Trust (the “Payne Family Trust”); and 17,206 shares held by Geizo Pty Ltd. as trustee for the RA Payne Super Fund.

(3)
Includes (i) 31,309 shares, (ii) 2,706 options (ii) 87,907 shares issuable upon exercise of options at A$8.50 (US$6.375) per share expiring March 30, 2010 and (iii) 100,000 shares underlying options expiring June 20, 2012, exercisable at $3.82 per share (iv) 75,000 shares issuable upon exercising of options at $3.59 per share which expire June 30, 2013 and 2014. Also includes (i) 330,000 shares held by Mr. Robert Parry and his son, Gareth Parry, as trustee for the FEIM Trust (the “FEIM Trust”), the beneficiaries of which include the heirs of Frank Ernest Parry, Mr. Robert Parry’s father, (ii) 706 shares held by Mr. Parry’s spouse, (iii) 750 shares, his pro rata portion of shares held in a partnership in which Mr. Parry is a partner, and (iv) 617 shares, his pro rata portion of shares held in a partnership in which Mr. Parry is a partner. Mr. Parry has voting and dispositive control over all shares held by the FEIM Trust or in partnership with others

(4)	Includes 75,000 shares issuable upon the exercise of options at $3.59 which expire on June 2013 and June 2014.

(5)	Includes (i) 20,407 shares (ii) 100,000 shares issuable upon the exercise of options at $3.59 which expires June 2013 and 2014.

(6)	Includes (i) 8,566 shares (ii) 50,000 shares issuable upon the exercise of option at $3.59 which expires on June 2014 and 2015.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

During fiscal 2007 and 2008 to date the following related party transactions occurred in addition to the transactions disclosed elsewhere in this prospectus.

By a lease dated October 31, 2001 between the Barrington Street Partnership (in respect of which Robert Parry, and Richard Payne comprise two of the four partners) as landlord, ZBB Technologies, Ltd. as tenant and the company as guarantor, as varied by a deed of variation between such parties dated June 15, 2002, the premises at 240 Barrington Street, Bibra Lake, Western Australia are leased by ZBB Technologies Ltd for a period of 5 years commencing November 1, 2001. The current rental is $61,694 (A$68,230) per annum based on an independent rental valuation in June 2004. ZBB Technologies, Ltd. has two options of renewal, each of five years and an option to buy the property at any time during the term or any extended term after July 31, 2006 at the then current market value, subject to an annual CPI adjustment. ZBB Technologies, Ltd. has exercised its option to renew the lease for the first five year term commencing November 1, 2006. Moreover, it is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from unaffiliated third parties. This property was sold to an unrelated party in January 2008.

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

Our Subsidiaries.

As of June 30, 2008, our two wholly-owned subsidiaries are ZBB Technologies, Inc., a Wisconsin corporation and ZBB Technologies, Limited, an Australian corporation. We also have a 49% equity interest in ZBB China Pty Limited, a joint venture company with China Century Group, which owns 51%.

[Remainder of page intentionally left blank]

Item 13.  Exhibits.

Exhibit No.	Description
3.1	Articles of Incorporation of ZBB Energy Corporation as amended dated February 16, 1998, as amended.(1)
3.2	By-laws of ZBB Energy Corporation.(1)
3.3	Amended By-laws of ZBB Energy Corporation, as adopted on October 28, 2004.(4)
3.4	Audit Committee Charter of ZBB Energy Corporation.(5)
3.5	Compensation Committee Charter of ZBB Energy Corporation.(5)
3.6	Nominating Committee Charter of ZBB Energy Corporation.(6)
4.1	Form of Stock Certificate.(4)
4.2	2002 Stock Option Plan of ZBB Energy Corporation incorporated by reference to the Company’s S-8 Registration Statement as filed April 16, 2008 (File No. 333-150268).
4.3	2007 Equity Incentive Plan of ZBB Energy Corporation incorporated by reference to the Company’s S-8 Registration Statement as filed April 16, 2008 (File No. 333-150268).
10.1	Letter Agreement dated as of July 13, 2006 between ZBB Energy Corporation, 41 Broadway Associates, LLC (3)
10.2	Contract dated as of June 29, 2007 between ZBB Technologies Ltd and the Commonwealth of Australia filed as an exhibit with Form 8-K filed July 11, 2007 (File No. 001-33540).
10.3	Employment Agreement dated as of October 4, 2006 between ZBB Energy Corporation and Robert J. Parry. (1)
10.4	Employment Agreement dated as of November 1, 2007 between ZBB Energy Corporation and Steven Seeker
10.5	Employment Agreement dated as of July 1, 2008 between ZBB Energy Corporation and Scott Scampini.
23	Consent of PKF, Certified Public Accountants, A Professional Corporation
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Item 14.  Principal Accountant Fees and Services.

Appointment of Auditors

Our Board of Directors selected PKF, Certified Public Accountants, A Professional Corporation, our auditors for the year ended June 30, 2008.

Audit Fees

PKF, Certified Public Accountants, A Professional Corporation billed us $101,095 and $142,850 in fees for audit services for the year ended June 30, 2008 and 2007 respectively.

Tax and All Other Fees

We did not pay any fees to PKF, Certified Public Accountants, for tax compliance, tax advice, tax planning or other work during our fiscal years ending June 30, 2008 and June 30, 2007.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by PKF, Certified Public Accountants, A Professional Corporation, the estimated fees related to these services.

With respect to the audit of our financial statements as of June 30, 2008, and for the year then ended, none of the hours expended by PKF, Certified Public Accountants, engagement to audit those financial statements were attributed to work by persons other than PKF, full-time, permanent employees.

[Remainder of page intentionally left blank]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-KSB Annual Report to be signed on its behalf by the undersigned on September 5, 2008, thereunto duly authorized.

ZBB ENERGY CORPORATION

/s/ Robert J. Parry
Robert J. Parry
Chief Executive Officer
(Principal Executive Officer) and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-KSB Annual Report has been signed by the following persons in the capacities and on the dates indicated.

	Position	Date
/s/ Robert J. Parry	Chief Executive Officer	September 5, 2008
Robert J. Parry	(Principal executive officer) and Director

/s/ Scott W. Scampini	Chief Financial Officer	September 5, 2008
Scott W. Scampini	(Principal financial officer and
principal accounting officer) and Director

/s/ Richard A. Payne	Chairman and Director	September 5, 2008
Richard A. Payne

/s/ William Mundell	Director	September 5, 2008
William Mundell

/s/ Manfred Birnbaum	Director	September 5, 2008
Manfred Birnbaum