Form 10-Q
period 2008-09-30
ZBB ENERGY CORP
filed 2008-11-14
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the quarterly period ended September 30, 2008

or

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

(262) 253-9800
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐      No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 12, 2008
Common Stock, $.01 par value per share	10,512,283

ZBB Energy Corporation

Form 10-Q

(*) All of the financial statements contained in this Quarterly Report are unaudited with the exception of the financial information at June 30, 2008, which has been derived from our audited financial statements at that date and should be read in conjunction therewith. Our audited financial statements as of June 30, 2008 and for the year then ended, and the notes thereto, can be found in our Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on September 5, 2008.

PART I. FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

ZBB ENERGY CORPORATION
Consolidated Balance Sheets

	September 30,	June 30,
	2008	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,681,736	$8,451,320
Accounts receivable	6,390	4,167
Interest receivable	73,954	80,829
Inventories-net of $223,000 and $234,000 allowance	1,433,011	1,312,885
Prepaids and other current assets	128,650	316,274
Total current assets	8,323,741	10,165,475
Long-term assets:
Property, plant and equipment, net	4,450,599	4,240,640
Investment in joint venture	-	242,350
Goodwill	803,079	803,079
Total assets	13,577,419	$15,451,544
Liabilities and Shareholders' Equity
Current liabilities:
Bank loans	161,978	171,634
Accounts payable	726,371	607,520
Deferred revenues	142,573	644,700
Accrued compensation and benefits	94,081	129,749
Total current liabilites	1,125,003	1,553,603
Long-term liabilities:
Bank loans	1,849,032	1,881,823
Total liabilities	$2,974,035	$3,435,426
Shareholders' equity
Common stock ($0.01 par value); 150,000,000 authorized
10,512,283 shares issued and outstanding	105,123	105,123
Additional paid-in capital	45,674,079	45,619,608
Note receivable from shareholders	(558,333)	(608,333)
Accumulated other comprehensive (loss)	(1,596,681)	(1,373,485)
Accumulated (deficit)	(33,020,804)	(31,726,795)
Total shareholders' equity	$10,603,384	$12,016,118
Total liabilities and shareholders' equity	$13,577,419	$15,451,544

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Consolidated Statements of Operations

	Three months ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Revenues
Product sales and revenues	$-	$108,937
Engineering and development revenues	291,697	277,485
Total Revenues	291,697	386,422

Costs and Expenses
Cost of product sales	-	89,413
Advanced engineering and development	737,145	352,782
Selling, general, and administrative	785,081	615,362
Depreciation	74,901	70,927
Total Costs and Expenses	1,597,127	1,128,484

Loss from Operations	(1,305,430)	(742,062)

Other Income (Expense)
Interest income	53,952	178,862
Interest expense	(27,401)	(52,822)
Finance costs	-	(52,785)
Other income (expense)	(15,130)	12,500
Total Other Income (Expense)	11,421	85,755

Loss before provision for Income Taxes	(1,294,009)	(656,307)
Provision for Income Taxes	-	-
Net Loss	$(1,294,009)	$(656,307)
Net Loss per share-
Basic and diluted	$(0.12)	$(0.06)
Weighted average shares-basic and diluted:
Basic	10,512,283	10,317,467
Diluted	10,512,283	10,317,467

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Changes in Shareholders' Equity

				Note
				Receivable	Accumulated Other		TOTAL
	Number of	Common	Add'l Paid-in	from	Comprehensive		Shareholders'	Comprehensive
	Shares	Stock	Capital	Shareholders	(Loss)	Accumulated Deficit	Equity	(Loss)
Balance: June 30, 2007	10,087,090	$100,871	$44,994,333	$(808,333)	$(1,546,537)	$(26,822,131.49)	$15,918,203	$(9,538,360)
Issuance of common stock pursuant to note conversions	159,256	1,593	473,644				475,237
Issuance of common stock Montgomery warrants	265,937	2,659	(2,659)
Reduction of note receivable from stockholder				200,000			200,000
Public offering costs			(100,000)				(100,000)
Stock based compensation			254,290				254,290
Net Loss						(4,904,663)	(4,904,663)	$(4,904,663)
Net Translation Adjustment					173,051		173,051	173,051
Balance: June 30, 2008	10,512,283	$105,123	$45,619,608	$(608,333)	$(1,373,485)	$(31,726,795)	$12,016,118	$(4,731,612)
Reduction of note receivable
from stockholder				50,000			50,000
Stock based compensation			54,471				54,471
Net Loss						(1,294,009)	(1,294,009)	$(1,294,009)
Net Translation Adjustment					(223,196)		(223,196)	(223,196)
Balance: September 30, 2008	10,512,283	$105,123	$45,674,079	$(558,333)	(1,596,681)	$(33,020,804)	$10,603,384	$(1,517,205)

ZBB Energy Corporation
Consolidated Statements of Cash Flows

	Three months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,294,009)	$(656,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	74,901	70,927
Change in inventory allowance	11,000	-
Equipment costs reclassified to expenses	210,855	-
Payments applied to note receivable for consulting fees	50,000	50,000
Stock based compensation	54,471	-
(Increase) decrease in operating assets:
Accounts receivable	(2,223)	40,408
Inventories	(131,125)	(187,016)
Prepaids and other current assets	(27,275)	(110,614)
Other receivables-interest, other	6,875	-
Increase (decrease) in operating liabilities:
Accounts payable	146,869	(408,129)
Accrued expenses	(35,667)	(2,324)
Accrued loss on contracts	-	(89,250)
Deferred revenues	(244,862)	(102,937)
Net cash (used) in operating activities	(1,180,192)	(1,395,243)
Cash flows from investing activities
Capital expenditures	(407,207)	(89,669)
Net cash (used) in investing activities	(407,207)	(89,669)
Cash flows from financing activities
Proceeds from refinancing of bank loan		(22,647)
Repayment of bank loans	(42,447)	-
Repayments of notes payable	-	(4,047,823)
Additional public offering costs	-	(100,000)
Net cash provided (used) by financing activities	(42,447)	(4,170,470)
Effect of exchange rate changes on cash	(139,737)	(69,363)
Net increase (decrease) in cash and cash equivalents	(1,769,584)	(5,724,745)
Cash and cash equivalents - beginning of year	8,451,320	17,823,022
Cash and cash equivalents - end of period	$6,681,736	$12,098,277
Cash paid for interest	$27,401	$104,928

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock pursuant to conversion of convertible notes	-	475,237
Investment in joint venture offset by unfulfilled deferred revenue	160,000	-
Stock options granted to directors and employees at fair value	54,471	-

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended June 30, 2008.

 In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of September 30, 2008 and the results of operations and statements of cash flows for the periods shown not misleading, have been included.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All significant intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 2 - Nature of Organization

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

— Power quality to alleviate downtime caused by voltage sags, voltage swells, frequency fluctuations, and combined with uninterruptible power supply (UPS) to eliminate power outages.

— Storage of renewable wind and solar energy production in both grid connected and grid independent environments.

The consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, ZBB Technologies, Inc. which operates a manufacturing facility in Menomonee Falls, Wisconsin, and ZBB Technologies, Ltd. which has its advanced engineering and development facility in Perth, Australia.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In July, 2006, the FASB issued Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109". FIN 48, prescribes a recognition threshold and measurement attribute for tax positions. The Company adopted FIN 48 at the beginning of fiscal year 2008 and it did not have a material impact on the Company’s financial statements. There were no deferred tax assets recorded as of September 30, 2008.

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

Costs incurred in bringing each product to its present location and conditions are accounted for as follows:

•	Raw materials – purchased cost of direct material
•	Finished goods and work-in-progress – purchased cost of direct material plus direct labor plus a proportion of manufacturing overheads.

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

Revenue recognition on energy storage system long-term contracts utilizes the percentage-of-completion method which recognizes revenue proportionally as costs are incurred and compared to the estimated total costs for each contract. The only long-term contract which involved revenue recognition estimates was with the California Energy Commission (“CEC”) for the three month period ended September 30, 2007, as the contract was completed on March 31, 2008. During the three months ended September 30, 2008 and 2007, $-0- and $108,937 respectively was recognized as revenue on an energy storage system contract with the CEC.

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

In July 2007 the Company commenced engineering and product development activities pursuant to a collaborative project (Advanced Electricity Storage Technologies project) with the Commonwealth of Australian through July 2010 which terms include the receipt of funding of A$3.1 million (approximately US$2.5 million) toward future development costs which include the production and delivery of one 500kWh energy storage system. During the three months ended September 30, 2008 and 2007, $291,697 and $277,485, respectively, was recognized as revenue based on progress toward completion of the nine performance milestones specified in the contract.

Total revenues of $291,697 and $386,422 were recognized for the three month period ended September 30, 2008 and 2007, respectively.

Loss per Share

The Company follows the provisions of SFAS No. 128 which requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded (as of September 30, 2008 there were 1,395,523 options underlying shares of common stock and warrants that are excluded).

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
The revenue recognition accounting policy note above contains additional information on these types of agreements.

Intellectual property, including internally generated patents and know-how is carried at no value.

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net currency translation adjustments applicable for the periods ended September 30, 2008 and 2007 and is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

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

NOTE 4 - INVENTORIES

Inventory balances are comprised of the following amounts as of September 30, 2008:

Raw materials	$995,440
Work in progress	191,394
Finished goods	469,177
Inventory valuation allowance	(223,000)
TOTAL	$1,433,011

NOTE 5– PROPERTY, PLANT & EQUIPMENT

Office equipment	$115,065
Manufacturing equipment	4,110,140
Test units	205,000
Building	1,996,134
Land	217,000
6,643,339
Less, accumulated depreciation	(2,192,740)
Net Property, Plant & Equipment	$4,450,599

NOTE 6 – INVESTMENT IN JOINT VENTURE
In March 2005, the Company acquired a 49% interest in ZBB China Pty Ltd for a cost of $203,100 (adjusted for current period foreign exchange rates). The joint venture company is licensed to distribute ZBB energy storage systems into the Chinese market.

During the three months ended September 30, 2008 the Company wrote-off the investment and recorded a loss on the investment of $15,130 (include in other expenses), after reclassifying deferred revenue deposits from prior periods of $160,000, and foreign currency translation adjustments. Included in prepaids and other assets is an estimated $27,800 expected in net cash liquidation value as result of the Company’s plans to dissolve the joint venture (the joint venture was dissolved on October 3, 2008, see subsequent event Note 15). There was no other no other significant activity in the joint venture company during the period.

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

The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, results in the net goodwill amount of $803,079 as of September 30, 2008.

NOTE 8 – NOTE RECEIVABLE-SHAREHOLDER

In July 2006, the Company agreed to a stock sale agreement with 41 Broadway Associates, LLC. Under the terms of the agreement the Company sold to 41 Broadway Associates, LLC a total of 294,118 shares in consideration for a 4% $1,000,000 promissory note payable in installments over five years.

As of September 30, 2008 the Company is owed $558,333 on the note, which is reflected as a reduction to Shareholders’ equity and $67,142 in accrued interest.

NOTE 9 – BANK LOANS AND NOTES PAYABLE

At September 30, 2008 the Company's debt consisted of the following:

Bank loans-current	$161,978
Bank loans-long term	1,849,032
Total	$2,011,010

On May 14, 2008 the Company entered into two loan agreements to refinance the building and land in Menomonee Falls, Wisconsin:
—The first loan requires a fixed monthly payment of principal and interest at a rate of .25% below the prime rate, with any principal balance due at maturity on June 1, 2018, and secured by the building and land. Principal balance is $892,662 at September 30, 2008.
—The second loan is a secured promissary note guaranteed by the U.S. Small Business Administration, requiring monthly payments of principal and interest at a rate of 5.5% until May 1, 2028. Principal balance is $866,227 at September 30, 2008.

On January 22, 2007 the Company refinanced its equipment loan. The new loan term requires monthly payments of principal and an interest rate equal to the prime rate, maturity date of February 1, 2011. The loan is secured by a first lien on all business personal property. Principal balance is $252,121 at September 30, 2008.

Maximum aggregate annual principal payments for the 12 month periods subsequent to September 30, 2008 are as follows:

2009	$161,978
2010	184,242
2011	99,138
2012	75,028
2013	77,665
2014 and thereafter:	1,412,959
$2,011,010

NOTE 10- EMPLOYEE/DIRECTOR OPTION PLANS

In 1998 the Company adopted a Key Employee Stock Option Plan (the “KESOP”) pursuant to which up to 268,927 shares of common stock were authorized for grants of options, rights, and stock awards. The exercise price of all options granted under the Plan was determined by the Board of Directors at an amount no less than the estimated fair value of the Company’s common stock at the date of grant. As of September 30, 2008 there were no options or other awards outstanding under the KESOP and there were no additional shares available for grant.

In 1998 the Company adopted an Outside (Non-Executive) Directors Stock Option Plan (the “ODSOP”) whereby 67,231 options were issued to Non-Executive Directors over a five year period commencing on January 2, 1999. At June 30, 2003, all ODSOP options had been granted. As of September 30, 2008 there were no options outstanding under the ODSOP.

In 2002 the Company established the 2002 Stock Option Plan (“SOP”) whereby a stock option committee was given the discretion to grant up to 882,353 options to purchase shares to key employees of the Company at exercise prices and dates to be determined by the directors. During the year ended June 30, 2008 400,000 options to purchase shares were granted to employees and directors exercisable at $3.59 (110% of the market closing price on June 6, 2008) based on vesting terms of June 2008 through January 2009, and exercisable at various dates through June 2014. No options were exercised and 93,028 options expired during the twelve months ended June 30, 2008. At September 30, 2008 there remain 504,700 options outstanding with exercise prices of not less than $3.59 and exercise dates up to June 30, 2014. A further 74,407 options are available to be issued under the SOP.

During 2005 the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorizes the board of directors or a committee thereof, to grant options to employees and directors of the Company or any affiliate of the Company. The maximum number of options that may be granted in aggregate at any time under this option scheme or under any other employee option or share plan is the number equivalent to 5% of the total number of issued shares of the Company including all shares underlying options under the KESOP, the ODSOP and the SOP. Options issued expire five years after the vesting date. During the year ended June 30, 2007 250,000 options were granted. No options were exercised in fiscal 2008 or through September 30 of fiscal 2009. At September 30, 2008, options to purchase 250,000 shares with an exercise price of $3.82 and an expiration date of June 12, 2012 remain outstanding. Options to purchase 205,838 additional shares are available to be issued under this plan.

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorizes the board of directors or a committee thereof, to grant options to purchase up to a maximum of 1,500,000 shares to employees and directors of the Company at exercise prices to be determined by the administrator but not less than 100% (110% for a 10% shareholder) of the market value on the date granted. The maximum number of shares subject to options granted to any one employee during any fiscal year shall not exceed 300,000. During the year ended June 30, 2008 options to purchase 275,000 shares were granted to employees and directors exercisable at $3.59 (110% of the market closing price on June 6, 2008) based on vesting terms of June 2008 through January 2011, and exercisable at various dates through January 2016. Options to purchase an additional 1,225,000 shares are available to be issued under the 2007 plan.

In aggregate for all plans, at September 30, 2008, the Company has a total of 1,029,700 options outstanding and 1,505,245 options available for future grant under the SOP, the Employee Stock Option Scheme, 2005 and the 2007 Plans.

The following table summarizes information relating to the stock options outstanding at September 30, 2008:
	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average		Average
	Options	Contractual Life	Exercise	Number of	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Options	Price
$3.59-5.61	941,793	4.7	$3.69	657,793	$4.19
$5.61 and higher	87,907	1.5	$7.65	87,907	$7.65
Balance at September 30, 2008	1,029,700	4.5	$4.03	745,700	$4.19

NOTE 11 - NON RELATED PARTY WARRANTS

At September 30, 2008 there are warrants to purchase 120,023 shares issued and outstanding to Empire Financial Group, Ltd. in connection with certain capital raising activities in 2006, exercisable at $3.23 per share and which expire on September 30, 2011.

At September 30, 2008 there are warrants to purchase 50,000 shares issued and outstanding to Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our recent United States public offering which are exercisable at $7.20 per share.

At September 30, 2008 there are warrants to purchase 195,800 shares issued and outstanding to Strategic Growth International in connection with capital raising activities in 2006 and 2007, with expiration dates between March 2011 and June 2012 and exercise prices of between $3.75 and $7.20.

The table below summarizes non-related party warrant balances:
Stock Warrants		Weighted-Average
Non-related party activity	Number of Warrants	Exercise Price Per Share

Balance at June 30, 2007	1,084,411	$5.41
Warrants expired	(600,941)	8.50
Warants exercised	(117,647)	3.40
Balance at June 30, 2008	365,823	$4.54
Warrants granted	-	-
Warrants expired	-	-
Warants exercised	-	-
Balance at September 30, 2008	365,823	$4.54

NOTE 12 – COMMITMENTS

In July 2006, the Company entered into a business development agreement with 41 Broadway Associates, whereby 41 Broadway Associates, LLC is to provide consulting services including business planning and facilitation of introductions to strategic relationships and customers, corporate financiers and investment bankers at a fee of $200,000 per year payable quarterly until September 2010. During the three months ended September 30, 2008 fees of $50,000 were incurred by the Company.

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

The AEST project has total budgeted expenditure for operating and capital items of approximately $4.8 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.3 million (A$2.8 million) is the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities. The Australian Government is providing the project funding of approximately $2.5 million (A$3.1 million) to be paid in accordance with the completion of contracted project milestones and subject to the Company’s compliance with project reporting requirements and demonstrating that the funds already provided to it have been fully spent or will be fully spent in the near future. There is a balance of approximately $1.5 million in contributions due by the Company to the project in cash and in-kind contributions as of September 30, 2008.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company had leased its Australian office facility from an entity affiliated with three of the Company’s officers. In January 2008 the facility was sold to a non-related Australian company, eliminating the related party relationship between the Company and its landlord. The current rental is $55,429 per annum (A$68,230) and is subject to an annual CPI adjustment.

Rent expense was $15,333 and $14,194 for the three months ended September 30, 2008 and 2007.

The future payments required under the terms of the lease are as follows:

For the twelve months ending September 30,
2009	$55,429
2010	$55,429
2011	$55,429
2012	$4,619
TOTAL:	$170,906

In 2007, the Company received a purchase order from its 49% owned joint venture company, ZBB China Pty Ltd, for delivery of an energy storage system. There was no significant operating activity during the three months ended September 30, 2008. On October 2, 2008 (see additional discussion in Note 15, “Subsequent Events”) the Company came to an agreement with its joint venture partner to dissolve the relationship. The “Investment in joint venture” account has been offset by the $160,000 of unrecognized deferred income. The balance of the investment was written down to its estimated value of $27,800 which is included in the prepaid and other assets account at September 30, 2008.

NOTE 14 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death. The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable. For U.S. employees, the Company has a 401(k) plan. All active participants are 100% vested immediately.

Expenses under these plans were $22,047 and $10,553 for the three months ending September 30, 2008 and 2007.

NOTE 15 - SUBSEQUENT EVENTS

On October 2, 2008 a mutual agreement was reached to terminate the co-operative joint venture agreement between ZBB and China Century Capital Limited. The effect of this termination is to cancel the exclusive manufacturing, marketing, and distribution rights granted by ZBB to the joint venture company, ZBB China Pty Ltd, in which ZBB held a 49% interest. Each party has released the other from any claims. ZBB now regains control of 100% of these rights and equity interest in ZBB China Pty Ltd.

On October 3, 2008 the Company entered into a loan agreement to finance new production equipment. The $750,000 bank note is secured by specific equipment, requiring monthly payments of $14,500 of principal and interest adjustable to prime rate over the five year term of the note.

ZBB ENERGY CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-KSB for the year ended June 30, 2008.

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

•	Our products must compete against both existing and newly developed technologies.
•	We face competition from larger, more well-established companies.
•	We may not be able to protect important intellectual property.
•	We face risks associated with our plans to market, distribute and service our products internationally.
•	Sales of our common stock by a major stockholder may have an adverse effect on the market price of our common stock.

Overview

Company Background

We design, develop, manufacture and distribute energy storage systems under the recently trademarked names, ZESS 50 and ZESS 500. Our ZESS systems are built using a proprietary process based upon our zinc-bromide rechargeable electrical energy storage technology. The modular nature of our zinc-bromide regenerative fuel cells allows it to be sized and packaged into fully customized, large format energy storage systems. Our systems combine these modules with computer hardware and software that interface with a customer’s power source to recharge during off peak times and discharge power as needed.

Since our inception in 1981, and through 2006, we have been primarily a research and development company with little or no revenues. We have historically funded our operations primarily through debt and equity financings, government grants and joint ventures.

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

Our production capacity currently remains limited, though we expect the delivery of new production equipment by December 2008 that will significantly increase capacity. Since our IPO we have commenced implementation of our business plan including the repayment of certain indebtedness, initiating manufacturing commercialization and capacity increases, and commenced initial commercial marketing of our products into target markets.

Our products reflect a newer technology that has not yet attained commercial acceptance in the market. Additionally, we intend to compete with the existing lead-acid storage system and other technologies which have attained market acceptance.

We are currently working in the California energy market, in association with the CEC, Pacific Gas & Electric and the US Department of Energy amongst others, to install products into the local transmission and distribution network. In addition we are currently addressing numerous opportunities in the renewable energy markets within the United States and Australia along with a diverse international marketplace with the intention of introducing products and services into these markets.

Results of Operations

Three months ended September 30, 2008 and 2007:

     Revenue and Other income:

Our revenues for the three months ended September 30, 2008 and 2007 were $291,697 and $386,422, respectively, a decrease of $94,725. This was result of a decrease in revenues of $108,937 from the CEC contract which was completed in March 2007, offset by a $14,212 increase in revenues resulting from the Australian AEST project as compared to the three month period ending September 30, 2008. Revenues include estimates based on the percentage-of-completion method of accounting for long-term contracts.

Other income for the three months ended September 30, 2008 represents interest income of $53,952 compared to $191,362 in the three months ended September 30, 2007, which also included $12,500 of rental income. The decrease of $137,410 in the three months ended September 30, 2008 resulted from the rental income and a significant decrease in interest income from the investment of proceeds from the Company’s U.S. public offering in June 2007. Interest income is expected to continue to decrease in future periods as proceeds from the public offering are utilized for capital expenditures and operational purposes and from lower interest rates on the funds invested.

Cost and Expenses and Other expense:

Total costs and expenses for the three months ended September 30, 2008 and 2007 were $1,724,123 and $1,128,484, respectively. The increase of $595,639 in the three months ended September 30, 2008 was primarily due to the Australian (AEST) contract activities which began in July 2007 incurring increased levels of expenses of $338,094 compared to the three month period ended September 30, 2007. Increases in product engineering and development costs of $83,852, selling, general, and administrative costs of $169,719, and $3,974 in depreciation expense comprised the balance of the increase in costs and expenses.

Other expenses for the three months ended September 30, 2008 and 2007 were $42,531 and $105,607, respectively. The decrease of $63,076 in other expenses for three month period ending September 30, 2008 was primarily due to the decrease in finance costs as compared to costs incurred during the first quarter of the prior fiscal year which included a significant reduction of the Company’s debt. Also, decreases in interest rates in the period ending September 30, 2008 resulting in $25,421 less interest expense than was incurred in the three months ended September 30, 2007.

Cost of product sales. Our cost of contracts for three months ended September 30, 2008 and 2007 were $-0- and $89,413, respectively. The decrease in expense in the three month period ended September 30, 2008 was due to the completion of the CEC sales contract which expired March 31, 2008.

Selling, General and Administrative. Our selling, general and administrative expense for the three months ended September 30, 2008 and 2007 was $785,081 and $615,362, respectively. The expense during the current three month period reflected an increase of $169,719 compared to the three month period ending September 30, 2007. This was primarily result of establishing a sales and marketing department, increased investor and public relations costs, additional financial and administrative personnel, and overall cost increases.

Travel costs were approximately $67,000 and $92,000 for the three month periods ending September 2008 and 2007, respectively. The prior period included travel costs related to installation and testing of energy storage systems sold in California. We expect overall travel related to marketing and business development to increase as our sales efforts and installations increase, but decrease as a percentage of sales.

Insurance costs include insurance benefits for employees of $26,336, general insurance of $9,191, and directors and officers insurance of $10,125.

Advanced engineering and development. Our engineering and development costs for the three months ended September 30, 2008 and 2007 were $737,145 and $352,782, respectively. The increase during the three month period ending September 30, 2008 of $384,363 from the comparable 2007 period was primary due to the increase in engineering and materials costs incurred under the AEST project contract which commenced in July 2007. Expenses were partially offset by $126,997 received from the Australian government during the three months ended September 30, 2008 as tax concession funding for research and development expenditures.

The materials component of the AEST contract, which requires delivery of a 500kWh storage system, has not been separately charged or disclosed under cost of product sales resulting in a materials increase of $203,647 over the three months ending September 30, 2007. This project will continue to affect expenditures through June 2010 to the extent the costs are required or allowable under the AEST contract. Also directly related to the AEST contract were engineering consultants and scientists which resulted in increases of $115,477 over the July 2007 period. Other increases of $62,568, net of $126,997 received in government concessions received during the period, were primarily due to a reallocation of engineering staffing and other resources subsequent to the completion of the CEC contract to further the development and improvements of the energy storage systems and manufacturing capacity, quality control, and cost improvement processes.

Net Loss. Our net loss for the three months ended September 30, 2008 and 2007 was $1,294,009 and $656,307, respectively, resulting in a $637,702 increase in net loss as compared to the three months ended September 30, 2007.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations were primarily financed through debt and equity financings, government grants and joint ventures. Total paid in capital as of September 30, 2008 was $45,220,869. We had a cumulative deficit of $33,020,804 as of September 30, 2008 compared to a cumulative deficit of $31,726,795 as of June 30, 2008. At September 30, 2008 we had a working capital surplus of $7,198,738 and as of June 30, 2008 a working capital surplus of $8,611,872. Our shareholders’ equity as of September 30, 2008 and June 30, 2008 was $10,603,384 and $12,016,118, respectively.

As a result of consummation of our initial U.S. public offering and our receipt of $18,410,000 proceeds (net of underwriter’s costs) on June 20, 2007, our working capital increased by $17,267,365 (net proceeds less $1,142,635 in capital raising costs).

Additional funding continues to be generated with funding from the AEST agreement entered into on June 29, 2007 by ZBB Technologies, Ltd, our subsidiary based in Western Australia, and the Commonwealth of Australia (administered by the Department of Environment and Water Resources), whereby, among other things, the Department has agreed to provide funding to us for the development and delivery of an energy storage system to be used to store and supply renewable energy generated from photovoltaic solar panels and wind turbines already operational at the Commonwealth Scientific and Industrial Research Organization’s Newcastle Energy Centre in New South Wales.

The AEST agreement provided for $2.5 million (A$3.1 million) in project funding through June 2010 totaling $1.3 million in year one, $1.0 million in year two and $0.2 million in year three, as certain development progress “milestones” are met by us. The AEST project has total budgeted expenditure for operating and capital items of approximately $4.8 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.3 million (A$2.8 million) is the value of any cash and in-kind contributions to be provided to the project by the Company (balance remaining in Company contributions is approximately $1.5 million as of September 30, 2008) in undertaking the project activities.

We believe that we will have sufficient capital necessary to meet our operating and capital commitments through at least December 2009. This is based on a conservative business plan that does not include any new sales contracts and a rate of expenditure that supports our current operations, including product development and production readiness without additional funding from project financing or equity transactions. However, if sales do increase substantially, we believe additional capital is required in order to expand our production capacity and inventory levels. Conversely, under current economic conditions and absent a substantial increase in new orders, the board of directors has requested that management implement increased cost containment measures.

Material Commitments for Capital Expenditures

From the proceeds of our June 2007 United States initial public offering, we retired an aggregate of $4,523,060 in indebtedness in July and August 2007. In addition to investing in plant improvements and increased capacity, we intend to apply approximately $1,100,000 towards the acquisition of new vibration welding and production equipment ($750,000), infra-red welding equipment ($150,000) and other production line tools and sundry equipment ($200,000) over the next twelve months.

Operating Activities

For the three months ended September 30, 2008, net cash used in operations was $1,180,192. Cash used in operations resulted primarily from a net loss of $1,294,009. Changes in working capital impacted cash used in operations with a net $287,408 in additional cash used in operations from decreases in accrued expenses of 35,667; deferred revenues of $244,862; increase to inventory of $131,125; increase in accounts receivable of $2,223; and prepaid and other current assets of $27,275. This was offset by increases in accounts payable of $146,869 and a reduction in interest receivable of $6,875.Other non-cash adjustments to cash included long-term assets of $210,855 expensed to costs of engineering and development, $50,000 of non-cash consulting fees, $54,471 of stock options compensation expense, a $11,000 change in inventory allowance, and $74,901 of depreciation expense.

For the three months ended September 30, 2007, net cash used in operations was $1,395,243 after adding back non-cash items of $70,927 of depreciation and other non-cash sources of $50,000. Cash used in operations resulted from decreases in accounts payable of $408,129; accrued expenses of $91,574; deferred revenues of $102,937; and increase to inventory of $187,016; prepaid and other current assets of $110,614. Cash provided from operations was generated from a decrease in accounts receivable of $40,408.

Investing Activities

For the three months ended September 30, 2008, net cash used in investing activities was $407,207. All of the net cash used in investing activities related to purchases of property and equipment.

For the three months ended September 30, 2007, net cash used in investing activities was $89,669 due to purchases of manufacturing equipment and computer hardware.

Financing Activities

For the three months ended September 30, 2008, net cash used in financing activities was $42,447 consisting of repayments of principal on notes payable.

For the three months ended September 30, 2007, net cash used in financing activities was $4,170,470 consisting primarily of $4,047,822 in repayments of principal on notes payable, additional public offering costs of $100,000 and $22,647 reduction in principal on bank loans. Additional conversion of $475,237 in notes payable for shares of the Company’s common stock resulted in only the bank loan debt remaining at September 30, 2007.

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

We continue to advance the sales and marketing process in the areas of sales network structure, direct key accounts, strategic relationships, marketing and industry/policy involvement.

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

In addition to the other risk factors stated above, and other information relating to our business as referenced in our “Company Background” section, we believe that some of the biggest challenges we face will be gaining market acceptance for our newer products and reaching the utility and renewable energy companies that we target. In order to be successful we must also develop a reputation of reliability and quality service.

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

•	Competitive cost, based on dollars per Kilowatt Hours (kWh), as well as life of the module components

•	Demonstrated commercial manufacturing capability of functioning product in the United States

•	Modular construction allowing portable applications of varying size, as compared to the large scale, fixed site emerging alternatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

Item 4.	CONTROLS AND PROCEDURES

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

We are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business.  To our knowledge, no governmental authority is contemplating initiating any such proceedings.

Item 1A.	Risk Factors

 Not applicable for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

From the proceeds of our June 2007 United States initial public offering, we incurred approximately $1.2 million in additional offering expenses and retired an aggregate of $4.5 million in indebtedness. Approximately $7 million of the net proceeds has been used for working capital and investments in manufacturing assets, including expanding our selling and marketing efforts and compliance costs, and additions and improvements to manufacturing operations. The remaining net proceeds have all been applied to temporary investments in bank certificates of deposits and money market funds.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

On September 25, 2008, at our Annual Meeting of Shareholders (the “Annual Meeting”) our shareholders voted on proposals to: (1) elect Robert J. Parry to serve as Class I director until the 2011 Annual Meeting of Shareholders; 2) elect Richard A. Payne to serve as Class I director until the 2011 Annual Meeting of Shareholders; and (3) ratify the appointment of PKF as our independent auditors for fiscal 2009. In addition, Manfred E. Birnbaum continued as a Class II director (term expiring 2009), and William A. Mundell continued as Class III director (term expiring 2010). The results of the proposals voted upon at the Annual Meeting as are as follows:

		For	Against	Abstain	Non-votes
1.	Election of Robert J. Parry	3,510,082	-0-	199,697	-0-
2.	Election of Richard A. Payne	3,401,850	-0-	307,929	-0-
3.	Ratify PKF as our auditors for 2009	3,709,455	4	320	-0-

Item 5.	Other Information

This Item is not applicable.

Item 6.	Exhibits - Filed herewith:

Exhibit 31.1
Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2
Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1
Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2
Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZBB ENERGY CORPORATION

November 12, 2008	By:	/s/ Robert J. Parry
	Name:	Robert J. Parry
	Title:	Chief Executive Officer and
(Principal Executive Officer)

November 12, 2008	By:	/s/ Scott W. Scampini
	Name:	Scott W. Scampini
	Title:	Chief Financial Officer and
(Principal financial officer and
Principal accounting officer)