Form 10-Q
period 2008-12-31
ZBB ENERGY CORP
filed 2009-02-13
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to________

Commission File Number 001-33540

(Exact name of registrant as specified in its charter)

Wisconsin	39-1987014
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

N93 W14475 Whittaker Way, Menomonee Falls, WI  53051
(Address of principal executive offices)

(262) 253-9800
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐      No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of February 12, 2009
Common Stock, $.01 par value per share	10,512,283

ZBB Energy Corporation

Form 10-Q

TABLE OF CONTENTS

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

PART I.  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

ZBB ENERGY CORPORATION
Consolidated Balance Sheets

	December 31, 2008	June 30, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,112,160	$8,451,320
Bank certificate of deposit	1,000,000	-
Accounts receivable	104,560	4,167
Interest receivable	75,759	80,829
Inventories-net of $107,268 and $234,000 allowance	1,426,486	1,312,885
Prepaids and other current assets	84,495	316,274
Total current assets	7,803,460	10,165,475
Long-term assets:
Property, plant and equipment, net	4,510,978	4,240,640
Investment in joint venture	-	242,350
Goodwill	803,079	803,079
Total assets	$13,117,517	$15,451,544
Liabilities and Shareholders' Equity
Current liabilities:
Bank loans	356,267	171,634
Accounts payable	775,477	607,520
Deferred revenues	-	644,700
Accrued compensation and benefits	62,605	129,749
Total current liabilites	1,194,349	1,553,603
Long-term liabilities:
Bank loans	2,662,702	1,881,823
Total liabilities	$3,857,051	$3,435,426
Shareholders' equity
Common stock ($0.01 par value); 150,000,000 authorized 10,512,283 shares issued and outstanding	105,123	105,123
Additional paid-in capital	45,728,550	45,619,608
Note receivable from shareholders	(508,333)	(608,333)
Accumulated other comprehensive (loss)	(1,711,289)	(1,373,485)
Accumulated (deficit)	(34,353,585)	(31,726,795)
Total shareholders' equity	$9,260,466	$12,016,118
Total liabilities and shareholders' equity	$13,117,517	$15,451,544

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Consolidated Statements of Operations

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Product sales and revenues	$-	$12,418	$-	$121,355
Engineering and development revenues	222,188	162,841	513,885	440,326
Total Revenues	222,188	175,259	513,885	561,681

Costs and Expenses
Cost of product sales	-	13,562	-	102,975
Advanced engineering and development	623,521	485,872	1,360,666	838,654
Selling, general, and administrative	881,737	852,469	1,666,818	1,467,831
Depreciation	59,965	82,404	134,866	153,331
Total Costs and Expenses	1,565,223	1,434,307	3,162,350	2,562,791

Loss from Operations	(1,343,035)	(1,259,048)	(2,648,465)	(2,001,110)

Other Income (Expense)
Interest income	41,389	146,062	95,341	324,924
Interest expense	(32,697)	(41,512)	(60,098)	(94,334)
Finance costs	-	-	-	(52,785)
Other income (expense)	1,562	12,500	(13,568)	25,000
Total Other Income (Expense)	10,254	117,050	21,675	202,805

Loss before provision for Income Taxes	(1,332,781)	(1,141,998)	(2,626,790)	(1,798,305)
Provision for Income Taxes	-	-	-	-
Net Loss	$(1,332,781)	$(1,141,998)	$(2,626,790)	$(1,798,305)
Net Loss per share-
Basic and diluted	$(0.13)	$(0.11)	$(0.25)	$(0.17)
Weighted average shares-basic and diluted:
Basic	10,512,283	10,317,467	10,512,283	10,317,467
Diluted	10,512,283	10,317,467	10,512,283	10,317,467

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Changes in Shareholders' Equity

	Number of Shares	Common Stock	Add'l Paid-in Capital	Note Receivable from Shareholders	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	TOTAL Shareholders' Equity	Comprehensive (Loss)
Balance: June 30, 2007	10,087,090	$100,871	$44,994,333	$(808,333)	$(1,546,537)	$(26,822,131.49)	$15,918,203	$(9,538,360)
Issuance of common stock pursuant to note conversions	159,256	1,593	473,644				475,237
Issuance of common stock Montgomery warrants	265,937	2,659	(2,659)
Reduction of note receivable from stockholder				200,000			200,000
Public offering costs			(100,000)				(100,000)
Stock based compensation			254,290				254,290
Net Loss						(4,904,663)	(4,904,663)	$(4,904,663)
Net Translation Adjustment					173,051		173,051	173,051
Balance: June 30, 2008	10,512,283	$105,123	$45,619,608	$(608,333)	$(1,373,485)	$(31,726,795)	$12,016,118	$(4,731,612)
Reduction of note receivable
from stockholder				100,000			100,000
Stock based compensation			108,942				108,942
Net Loss						(2,626,790)	(2,626,790)	$(2,626,790)
Net Translation Adjustment					(337,804)		(337,804)	(337,804)
Balance: December 31, 2008	10,512,283	$105,123	$45,728,550	$(508,333)	(1,711,289)	$(34,353,585)	$9,260,466	$(2,964,594)

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation	Six months ended December 31,
Consolidated Statements of Cash Flows	2008	2007
Cash flows from operating activities:
Net loss	$(2,626,790)	$(1,798,305)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	134,866	153,331
Change in inventory allowance	126,732	-
Equipment costs reclassified to expenses	210,855	118,000
Payments applied to note receivable for consulting fees	100,000	100,000
Stock based compensation	108,942	-
(Increase) decrease in operating assets:
Accounts receivable	(100,393)	(40,700)
Inventories	(240,333)	(422,565)
Prepaids and other current assets	16,879	(87,873)
Other receivables-interest, other	5,070	(87,330)
Increase (decrease) in operating liabilities:
Accounts payable	195,975	(412,917)
Accrued compensation and benefits	(67,144)	10,331
Accrued loss on contracts	-	(89,250)
Deferred revenues	(350,850)	(102,937)
Net cash (used) in operating activities	(2,486,191)	(2,660,215)
Cash flows from investing activities
Capital expenditures	(580,217)	(258,077)
Bank certificates of deposit	(1,000,000)	-
Net cash (used) in investing activities	(1,580,217)	(258,077)
Cash flows from financing activities
Proceeds from refinancing of bank loan	1,070,000	(46,327)
Repayment of bank loans	(104,488)	-
Repayments of notes payable	-	(4,047,822)
Additional public offering costs	-	(100,000)
Net cash provided (used) by financing activities	965,512	(4,194,149)
Effect of exchange rate changes on cash	(238,265)	-

Net increase (decrease) in cash and cash equivalents	(3,339,160)	(7,112,441)

Cash and cash equivalents - beginning of year	8,451,320	17,823,022

Cash and cash equivalents - end of period	$5,112,160	$10,710,581
Cash paid for interest	$60,098	$146,440

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock pursuant to conversion of convertible notes	-	475,237
Investment in joint venture offset by unfulfilled deferred revenue	160,000	-
Prepaids and inventory reclassed to property, plant and equipment	214,900	239,000
Equipment expensed to cost of contracts	210,855	-
Stock options granted to directors and employees at fair value	108,942	-

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Unaudited Consolidated Financial Statements
December 31, 2008

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

 In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of December 31, 2008 and the results of operations and statements of cash flows for the periods shown not misleading, have been included.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  All significant intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 2 - Nature of Organization

ZBB Energy Corporation (“ZBB” or the “Company”) develops and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc-bromine renewable electrical energy storage technology.  The Company was incorporated under the laws of Wisconsin in 1998.

The Company develops, manufactures and markets energy storage systems with electric utility and renewable energy applications as its initial market. This scalable, mobile system is ideally suited for a number of market applications including:

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

Income Tax

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, “Accounting for Income Taxes”. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  There were no deferred tax assets recorded as of December 31, 2008.

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

Depreciation

Depreciation is provided for all plant and equipment on a straight line basis over estimated useful lives of the assets.  The depreciation rate used for each class of depreciable asset is:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company maintains its cash deposits with a few high credit quality financial institutions predominately in the United States.  At times such balances may exceed federally insurable limits.  The Company has not experienced any losses in such accounts.

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

Revenue recognition on energy storage system long-term contracts utilizes the percentage-of-completion method which recognizes revenue proportionally as costs are incurred and compared to the estimated total costs for each contract.  The only long-term contract subject to percentage-of-completion estimates was with the California Energy Commission (“CEC”) which included revenue recognition estimates during year the six month period ended December 31, 2007 of $121,355, at which time the contract was substantially completed.

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

In July 2007 the Company commenced engineering and product development activities pursuant to the collaborative Advanced Electricity Storage Technologies project (“AEST”) with the Commonwealth of Australia through July 2010 which terms include the receipt of funding of A$3.1 million (approximately US$2.3 million) toward future development costs which include the production and delivery of one 500kWh energy storage system.  During the six months ended December 31, 2008 and 2007, $513,885 and $440,326, respectively, was recognized as revenue based on progress toward completion of the nine performance milestones specified in the contract.

Total revenues of $513,885 and $561,681 were recognized for the six month periods ended December 31, 2008 and 2007, respectively.

Loss per Share

The Company follows the provisions of SFAS No. 128 which requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.   In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded (as of December 31, 2008 there were 1,580,523 underlying options and warrants that are excluded).

Stock-Based Compensation

The Company follows the provisions of "Share-Based Payment" ("SFAS No. 123(R)"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

Advanced engineering and development

The Company expenses advanced engineering and development costs as incurred. These costs consist primarily of labor, overhead, and materials to build prototype units, materials for testing, develop manufacturing processes and include consulting fees and other costs.  To the extent these cost are allowable costs and funded by advanced engineering and development type agreements with outside parties,  they will be shown separately on the statement of operations as a “cost of engineering and development contract”.

Costs related to the AEST project were presented in the prior fiscal year‘s statement of operations as  “cost of engineering and development contracts” and have subsequently been reclassified and presented as “advanced engineering and development” costs to conform with the current fiscal year presentation.   The Company determined the AEST project agreement did not contain adequate specificity to reasonably allocate revenues and related expenditures between product sales, engineering and development revenues, and general engineering and development costs to allow for separate classification in the statement of operations.

Intellectual property, including internally generated patents and know-how is carried at no value.

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net currency translation adjustments applicable for the periods ended December 31, 2008 and 2007 and is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, our fiscal year 2009.  The Company is currently evaluating the impact of adopting SFAS No. 159 on its consolidated financial statements.

In December 2007, FASB issued SFAS No.  160, “Non-controlling Interests in Consolidated Financial Statements” - an amendment of ARB No. 51. This statement requires  the  ownership  interests  in subsidiaries  held by parties other than the parent and the amount of consolidated  net  income  attributable  to  the  parent  and  to the non-controlling  interest  be  clearly identified and presented on the face  of  the consolidated statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles for nongovernmental entities.   SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect SFAS 162 to have a material effect on its financial statements.

NOTE 4 - INVENTORIES

Inventory balances are comprised of the following amounts as of December 31, 2008:

Raw materials	$1,029,137
Work in progress	377,669
Finished goods	126,948
Inventory valuation allowance	(107,268)
TOTAL	$1,426,486

NOTE 5– PROPERTY, PLANT & EQUIPMENT

Office equipment	$106,513
Manufacturing equipment	4,192,919
Test units	177,066
Building	1,996,134
Land	217,000
6,689,632
Less, accumulated depreciation	(2,178,654)
Net Property, Plant & Equipment	$4,510,978

NOTE 6 – INVESTMENT IN JOINT VENTURE

In March 2005, the Company acquired a 49% interest in ZBB China Pty Ltd for a cost of $175,000 (estimated for current period foreign exchange rates). The joint venture company was licensed to distribute ZBB energy storage systems into the Chinese market.

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

During the six months ended December 31, 2008 the Company dissolved the joint venture, realizing a loss on the investment of $15,369 (included in other expenses).

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

The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, results in the net goodwill amount of $803,079 as of December 31, 2008.

NOTE 8 – NOTE RECEIVABLE-Shareholder

In July 2006, the Company agreed to a stock sale agreement with 41 Broadway Associates, LLC.  Under the terms of the agreement the Company sold to 41 Broadway Associates, LLC a total of 294,118 shares in consideration for a 4% $1,000,000 promissory note payable in installments over five years.  As of December 31, 2008 the Company is owed $508,333 on the note, which is reflected as a reduction to Shareholders’ equity and $67,142 in accrued interest.

NOTE 9 – BANK LOANS AND NOTES PAYABLE

At December 31, 2008 the Company's debt consisted of the following:

Bank loans-current	$356,267
Bank loans-long term	2,662,702
Total	$3,018,969

On November 28, 2008 the Company entered into a loan agreement to finance new production equipment. The $1,070,000 bank note is secured by specific equipment, requiring monthly payments of $21,000 of principal and interest; rate equal to the prime rate; maturity date of December 1, 2013. Principal balance is $1,053,294 at December 31, 2008.

On May 14, 2008 the Company entered into two loan agreements to refinance the building and land in Menomonee Falls, Wisconsin: —The first loan requires a fixed monthly payment of principal and interest at a rate of .25% below the prime rate, with any principal balance due at maturity on June 1, 2018, and secured by the building and land. Principal balance is $880,934 at December 31, 2008. —The second loan is a secured promissary note guaranteed by the U.S. Small Business Administration, requiring monthly payments of principal and interest at a rate of 5.5% until May 1, 2028. Principal balance is $860,113 at December 31, 2008.

On January 22, 2007 the Company refinanced its equipment loan. The new loan term requires monthly payments of principal and an interest rate equal to the prime rate, maturity date of February 1, 2011. The loan is secured by a first lien on all business personal property. Principal balance is $224,628 at December 31, 2008.

Maximum aggregate annual principal payments for the 12 month periods subsequent to December 31, 2008 are as follows:

2009	$356,267
2010	402,032
2011	298,234
2012	313,120
2013	268,104
2014 and thereafter:	1,381,212
$3,018,969

NOTE 10- EMPLOYEE/DIRECTOR OPTION PLANS

In 1998 the Company adopted a Key Employee Stock Option Plan (the “KESOP”) pursuant to which up to 268,927 shares of common stock were authorized for grants of options, rights, and stock awards.  The exercise price of all options granted under the Plan was determined by the Board of Directors at an amount no less than the estimated fair value of the Company’s common stock at the date of grant.  As of December 31, 2008 there were no options or other awards outstanding under the KESOP and there were no additional shares available for grant.

In 1998 the Company adopted an Outside (Non-Executive) Directors Stock Option Plan (the “ODSOP”) whereby 67,231 options were issued to Non-Executive Directors over a five year period commencing on January 2, 1999.  At June 30, 2003, all ODSOP options had been granted.  As of December 31, 2008 there were no options outstanding under the ODSOP.

In 2002 the Company established the 2002 Stock Option Plan (“SOP”) whereby a stock option committee was given the discretion to grant up to 882,353 options to purchase shares to key employees of the Company at exercise prices and dates to be determined by the directors. During the year ended June 30, 2008 400,000 options to purchase shares were granted to employees and directors exercisable at $3.59 (110% of the market closing price on June 6, 2008) based on vesting terms of June 2008 through January 2009, and exercisable at various dates through June 2014.  No options were exercised and 93,028 options expired during the twelve months ended June 30, 2008.  At December 31, 2008 there remain 504,700 options outstanding with exercise prices of not less than $3.59 and exercise dates up to June 30, 2014.  A further 74,407 options are available to be issued under the SOP.

During 2005 the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorizes the board of directors or a committee thereof, to grant options to employees and directors of the Company or any affiliate of the Company. The maximum number of options that may be granted in aggregate at any time under this option scheme or under any other employee option or share plan is the number equivalent to 5% of the total number of issued shares of the Company including all shares underlying options under the KESOP, the ODSOP and the SOP. Options issued expire five years after the vesting date. During the year ended June 30, 2007 250,000 options were granted. No options were exercised in fiscal 2008 or through December 31 of fiscal 2009.  At December 31, 2008, options to purchase 250,000 shares with an exercise price of $3.82 and an expiration date of June 12, 2012 remain outstanding.  Options to purchase 205,838 additional shares are available to be issued under this plan.

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorizes the board of directors or a committee thereof, to grant options to purchase up to a maximum of 1,500,000 shares to employees and directors of the Company at exercise prices to be determined by the administrator but not less than 100% (110% for a 10% shareholder) of the market value on the date granted.  The maximum number of shares subject to options granted to any one employee during any fiscal year shall not exceed 300,000.  During the year ended June 30, 2008 options to purchase 275,000 shares were granted to employees and directors exercisable at $3.59 (110% of the market closing price on June 6, 2008) based on vesting terms of June 2008 through January 2011, and exercisable at various dates through January 2016.  During the six months ended December 31, 2008 options to purchase 185,000 shares were granted to directors exercisable at $1.69 (110% of the market closing price on December 30, 2008) based on vesting terms of October 2009 through January 2012, and exercisable at various dates through December 2016, and black-scholes valuation of $81,492.  Options to purchase an additional 1,040,000 shares are available to be issued under the 2007 plan.

In aggregate for all plans, at December 31, 2008, the Company has a total of 1,214,700 options outstanding and 1,320,245 options available for future grant under the SOP,  2005 and the 2007 Plans.

The following table summarizes information relating to the stock options outstanding at December 31, 2008:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average		Average
	Options	Contractual Life	Exercise	Number of	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Options	Price
less than $3.59	185,000	7.6	$1.69	-	$-
$3.59-5.61	941,793	4.5	$3.69	657,793	$4.19
$5.62 and higher	87,907	1.2	$7.65	87,907	$7.65
Balance at December 31, 2008	1,214,700	4.7	$3.67	745,700	$4.60

NOTE 11 - NON RELATED PARTY WARRANTS

At December 31, 2008 there are warrants to purchase 120,023 shares issued and outstanding to Empire Financial Group, Ltd. in connection with certain capital raising activities in 2006, exercisable at $3.23 per share and which expire on September 30, 2011.

At December 31, 2008 there are warrants to purchase 50,000 shares issued and outstanding to Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our recent United States public offering which are exercisable at $7.20 per share and which expire on June 20, 2012.

At December 31, 2008 there are warrants to purchase 195,800 shares issued and outstanding to Strategic Growth International in connection with capital raising activities in 2006 and 2007, with expiration dates between March 2011 and June 2012 and exercise prices of between $3.75 and $7.20.

The table below summarizes non-related party warrant balances:

Stock Warrants		Weighted-Average
Non-related party activity	Number of Warrants	Exercise Price Per Share

Balance at June 30, 2007	1,084,411	$5.41
Warrants expired	(600,941)	8.50
Warants exercised	(117,647)	3.40
Balance at June 30, 2008	365,823	$4.54
Warrants granted	-	-
Warrants expired	-	-
Warants exercised	-	-
Balance at December 31, 2008	365,823	$4.54

NOTE 12 – COMMITMENTS

In July 2006, the Company entered into a business development agreement with 41 Broadway Associates, whereby 41 Broadway Associates, LLC is to provide consulting services including business planning and facilitation of introductions to strategic relationships and customers, corporate financiers and investment bankers at a fee of $200,000 per year payable quarterly until September 2010. During the six months ended December 31, 2008 fees of $100,000 were incurred by the Company.

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

 The AEST project has total budgeted expenditure for operating and capital items of approximately $4.2 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.3 million (A$2.8 million) is the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities. The Australian Government is providing the project funding of approximately $2.3 million (A$3.1 million) to be paid in accordance with the completion of contracted project milestones and subject to the Company’s compliance with project reporting requirements and demonstrating that the funds already provided to it have been fully spent or will be fully spent in the near future.  There is a balance of approximately $1.1 million in contributions due by the Company to the project in cash and in-kind contributions as of December 31, 2008.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company had leased its Australian office facility from an entity affiliated with three of the Company’s officers.  In January 2008 the facility was sold to a non-related Australian company, eliminating the related party relationship between the Company and its landlord.  The current rental is $54,484 per annum (A$68,230) and is subject to an annual CPI adjustment.

Rent expense was $27,292 and $28,388 for the six months ended December 31, 2008 and 2007.

The future payments required under the terms of the lease are as follows:

For the twelve months ending December 31,
2009	$54,584
2010	$54,584
2011	$45,490
TOTAL:	$154,658

In 2007, the Company received a purchase order from its 49% owned joint venture company, ZBB China Pty Ltd, for delivery of an energy storage system.  This order has since been cancelled effective October 2, 2008 pursuant to the Company agreement with its joint venture partner to dissolve the relationship. The balance of the investment was written off during the six month period ended December 31, 2008 subsequent to the liquidation of the remaining assets, resulting in a loss of $15,369 reflected in other expenses.

NOTE 14 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.

Expenses under these plans were $38,550 and $19,734 for the six months ending December 31, 2008 and 2007.

NOTE 15 — STOCK-BASED COMPENSATION

On July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”.  Consequently, for the six month periods ended December 31, 2008 and 2007, the Company’s results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plans. The amount recognized in the financial statements related to stock-based compensation was $108,942 and $-0, based on the fair value of all options vested during the six months ended December 31, 2008 and 2007 respectively.

During the three months ended December 31, 2008 options to purchase 185,000 shares were granted to directors.  The options granted have an exercise price of $1.69 per share, 110% of the market price of the Company’s stock on the date of grant.  The options vest at various times of October 2009 through January 2012 and exercisable at various dates through December 2016.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended December 31, 2008 using the Black-Scholes option-pricing model:

Expected life of option (years)	4.3
Risk-free interest rate	1.5%
Assumed volatility	37%
Expected dividend rate	0%
Expected forfeiture rate	0%

The weighted-average fair value of options granted during the three months ended December 31, 2008 and 2007 was $4.34 and $-0-, respectively.

ZBB ENERGY CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	We have incurred losses and anticipate incurring continuing losses for the immediate future.
•	Undetected and unanticipated defects in our energy storage systems could increase our costs and harm our reputation.
•
We will be required to regularly devote capital to updating, refining and expanding our energy storage systems technology and there is no assurance that we will be able to make improvements to remain competitive with new technologies.

•	The market for our products is currently evolving and a viable market may take longer to develop than we anticipate.
•	Our products must compete against both existing and newly developed technologies.
•	We face competition from larger, more well-established companies and technologies.
•	We may not be able to protect important intellectual property.
•	We face risks associated with our plans to market, distribute and service our products internationally.
•	Sales of our common stock by a major stockholder may have an adverse effect on the market price of our common stock.

Overview

Company Background

We design, develop, manufacture and distribute renewable energy storage systems under the recently trademarked names, ZESS 50 and ZESS 500. Our ZESS systems are built using a proprietary process based upon our zinc-bromide rechargeable electrical energy storage technology. The modular nature of our zinc-bromide regenerative fuel cells allows it to be sized and packaged into fully customized, large format energy storage systems. Our systems combine these modules with computer hardware and software that interface with a customer’s power source to recharge during off peak times and discharge power as needed.

The Company completed a public offering on the Australian Stock Exchange (the “ASX”) in March of 2005. Our securities traded on the ASX from March 2005 to August 9, 2007 when they were delisted in connection with our United States public offering.

On June 18, 2007, in connection with our initial United States public offering of 3,333,333 shares of our common stock at an initial offering price of $6.00 per share, our shares began trading on the NYSE Alternext US (formerly the American Stock Exchange) under the symbol “ZBB”.

Since our inception, until fiscal 2005, when we completed the Australian public offering and began our first major production contract, we were primarily a research and development company with little or no revenues.   We have historically funded our operations primarily through debt and equity financings, government grants and joint ventures.

In 2008 we completed production under a multi-year contract with the California Energy Commission (“CEC”) to produce the first two ZESS 500 kWh commercial energy storage systems for utility use.  We also developed, produced, and shipped the first ZESS 50, a smaller capacity modular version of the ZESS 500 energy storage system.

In the current quarter we are in production on multiple ZESS 50 and ZESS 500 kWh renewable energy systems contracted for delivery to Ireland and Australia within the next twelve months.

Our production capacity currently remains somewhat limited, though the delivery of new production equipment in December 2008 has significantly increased capacity.  Since our IPO we have commenced implementation of our business plan including the repayment of certain indebtedness, initiating manufacturing commercialization and capacity increases, and commenced initial commercial marketing of our products into target markets.

We are currently working in the California energy market, in association with the CEC, Pacific Gas & Electric and the US Department of Energy amongst others, to install products into the local transmission and distribution network. In addition we are currently addressing numerous opportunities in the renewable energy markets within the United States along with a diverse international marketplace with the intention of introducing products and services into these markets.

Results of Operations

Six months ended December 31, 2008 and 2007:

Revenue and Other income:

Our revenues for the six months ended December 31, 2008 and 2007 were $513,885 and $561,681, respectively, a decrease of $47,796.  This was result of a decrease in revenues of $121,355 from the CEC contract which was completed in March 2008, offset by a $73,559 increase in revenues resulting from the Australian AEST project as compared to the six month period ending December 31, 2008.  Revenues include estimates based on the percentage-of-completion method of accounting for long-term contracts.

Other income for the six months ended December 31, 2008 represents interest income of $95,341 compared to $324,924 in the six months ended December 31, 2007, which also included $25,000 of rental income.  This decrease of $268,152 in the six months ended December 31, 2008 resulted primarily a $25,000 reduction in rental income and a $229,583 decrease in interest income from the investment of proceeds from the Company’s U.S. public offering in June 2007. Interest income is expected to continue to decrease in future periods as proceeds from the public offering are utilized for capital expenditures and operational purposes and from lower interest rates on the funds invested.

Cost and Expenses and Other Expense:

Total costs and expenses for the six months ended December 31, 2008 and 2007 were $3,162,350 and $2,562,791, respectively. This increase of $599,559 in the six months ended December 31, 2008 was primarily due to the Australian (AEST) contract activities which began in July 2007 resulting in increases of $522,012 in advanced engineering and development expenses compared to the six month period ended December 31, 2007 and increases in selling, general, and administrative costs of $198,987.  These increases in costs were offset by a $102,975 reduction in cost of product sales and a decrease of $18,465 in depreciation expense.

Other expenses for the six months ended December 31, 2008 and 2007 were $73,666 and $147,119, respectively. The decrease of $73,453 in other expenses for six month period ending December 31, 2008 was primarily due to the decrease in finance costs as compared to costs incurred during the comparable six month period of the prior fiscal year which included a significant reduction of the Company’s debt. Also, decreases in interest rates in the period ending December 31, 2008 resulting in $34,236 less interest expense, despite additional equipment financing, than was incurred in the six months ended December 31, 2007.

Cost of product sales.   Our cost of product sales for the six months ended December 31, 2008 and 2007 were $-0- and $102,975, respectively.  The decrease in expense in the six month period ended December 31, 2008 was due to the completion of the CEC sales contract which expired March 31, 2008.

Selling, General and Administrative.  Our selling, general and administrative expense for the six months ended December 31, 2008 and 2007 was $1,666,818 and $1,467,831, respectively.  The expense during the current six month period reflected an increase of $198,987 compared to the six month period ending December 31, 2007.   This was primarily result of establishing a sales and marketing department, increased investor and public relations costs, additional financial and administrative personnel, and overall cost increases.

Travel costs were approximately $126,000 and $160,000 for the six month periods ending December 2008 and 2007, respectively.  The prior period included travel costs related to installation and testing of energy storage systems sold in California. We expect overall travel related to marketing and business development to increase as our sales efforts and installations increase, but decrease as a percentage of sales.

Insurance costs include insurance benefits for employees of $60,885, general insurance of $22,971, and directors and officers insurance of $20,250.

Advanced engineering and development. Our engineering and development costs for the six months ended December 31, 2008 and 2007 were $1,360,666 and $838,654, respectively.  The increase during the six month period ending December 31, 2008 of $522,012 from the comparable 2007 period was primary due to the increase in advanced engineering and development costs and materials consumed under the AEST project contract which commenced in July 2007.  Expenses were partially offset by $126,997 received from the Australian government during the six months ended December 31, 2008 as tax concession funding for research and development expenditures.  The costs incurred under the current AEST contract have been classified as advanced engineering and development expenditures, and have not been specifically identified and classified in cost of sales.

Net Loss.  Our net loss for the six months ended December 31, 2008 and 2007 was $2,626,790 and $1,798,305, respectively, resulting in an $828,485 increase in net loss as compared to the six months ended December 31, 2007.

Three months ended December 31, 2008 and 2007:

Revenue and Other income:

Our revenues for the three months ended December 31, 2008 and 2007 were $222,188 and $175,259, respectively.  The increase of $46,929 in the three months ended December 31, 2008 is attributable to a $59,347 increase in revenues from the AEST project with an Australian government agency which began in July 2007 and a reduction in revenues of $12,418 in the contract with CEC was substantially completed in prior periods.  Revenues include estimates based on the percentage-of-completion method of accounting for long-term contracts.

Other income for the three months ended December 31, 2008 and 2007 was $42,951 and $158,562, respectively.  The decrease of $115,611 in the three months ended December 31, 2008 resulted from a decrease in interest income from the investment of proceeds from the Company’s public offering in June 2007.    Interest income is expected to decrease in future periods as proceeds from the public offering are utilized for capital expenditures and operational purposes and from lower interest rates on the funds invested, based on current market rates.

Cost and Expenses and Other expense:

Total operating expenses for the three months ended December 31, 2008 and 2007 were $1,565,223 and $1,434,307, respectively. The total operating expense increase in three months ended December 31, 2008 included increases of $29,268 in selling, general and administrative expense, and advanced engineering and development costs of $137,649, offset by decreases of $13,562 in cost of products sales and $22,439 in depreciation expense.

Other expenses for the three months ended December 31, 2008 and 2007 were $32,697 and $41,512, respectively. The decrease of $8,815 in the three month period ending December 31, 2008 was due to significant reductions in interest rates on equipment and building loans.

Cost of product sales.   Our cost of product sales for three months ended December 31, 2008 and 2007 was $-0- and $156,782, respectively.  The decrease in expense in the three month period ended December 31, 2008 resulted from completion of the final tasks related to the CEC contract in prior periods.

Selling, general and administrative.  Our selling, general and administrative expense for the three months ended December 31, 2008 and 2007 was $881,737 and $852,469, respectively. This expense during the current three month period was $29,268 higher than the three month period ending December 31, 2007 mostly related to implementation of our sales and marketing department as well as additional engineering personnel, and overall cost increases.

           Travel costs were approximately $60,000 and $68,000 for the three month periods ending December 2008 and 2007, respectively. Decreases are related to reductions in investor relations activities.  We expect travel related to marketing and business development to increase as our sales efforts and installations increase.

Insurance costs include insurance benefits for employees of $30,674, general liability insurance of $17,656 and $10,125 in directors and officers insurance during the three months ended December 31, 2008. During the comparable three month period ending December 31, 2007, insurance costs include insurance benefits for employees of $33,778, general liability insurance of $16,550 and $9,875 in directors and officers insurance costs were incurred.

Advanced engineering and development. Our engineering and development costs for the three months ended December 31, 2008 and 2007 were $623,521 and $485,872, respectively.  The increase during the three month period ending December 31, 2008 of $137,649 from the comparable 2007 period was primary due to additional engineering staffing and materials costs incurred under the AEST project contract, as well as further development and improvements to the energy storage system manufacturing processes.    The AEST project will continue to affect future expenditures through June 2010, the term of the contract, to the extent the costs are allowable and required under the contract.   We intend to maintain our Australian staff and facility for the purposes of facilitating further marketing in Australia and Asia and for advanced engineering and development projects as needed.

Net loss.  Our net loss for the three months ended December 31, 2008 and 2007 was $1,332,781 and $1,141,998, respectively.  In the three months ended December 31, 2008 there was a $190,783 increase in net loss, resulting from a $130,916 increase in costs and expenses, a decrease of $106,796 in other income; offset by a $46,929 increase in revenues.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations were primarily financed through debt and equity financings, government grants and joint ventures.  Total paid in capital as of December 31, 2008 was $45,325,340.   We had a cumulative deficit of $34,353,585 as of December 31, 2008 compared to a cumulative deficit of $31,726,795 as of June 30, 2008.  At December 31, 2008 we had a working capital surplus of $6,609,111 and as of June 30, 2008 a working capital surplus of $8,611,872.  Our shareholders’ equity as of December 31, 2008 and June 30, 2008 was $9,260,466 and $12,016,118, respectively.

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

The AEST  agreement provides for $2.2 million (A$3.1 million) in project funding through June 2010 totaling $1.1 million in year one, $0.9  million in year  two and $0.2 million in year three, as certain development progress “milestones” are met by us. The AEST project has total budgeted expenditure for operating and capital items of approximately $4.2 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.0  million (A$2.8 million) is the value of any cash and in-kind contributions to be provided to the project by the Company (balance remaining in Company contributions is approximately $1.1 million as of December 31, 2008) in undertaking the project activities.

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

Material Commitments for Capital Expenditures

From the proceeds of our June 2007 United States initial public offering, we retired an aggregate of $4,523,060 in indebtedness in July and August 2007.  In addition, approximately $5 million in investments in plant improvements, product development and increased capacity have occurred.  We intend to apply approximately $600,000 towards the acquisition of new vibration welding and production equipment ($400,000), infra-red welding equipment ($100,000) and other production line tools and sundry equipment ($100,000) over the next twelve months.

Operating Activities

           For the six months ended December 31, 2008, net cash used in operations was $2,486,191.  Cash used in operations resulted primarily from a net loss of $2,626,790.  Net working capital changes increased the cash used in operations by $540,796 resulting from decreases in accrued compensation and benefits of $67,144, deferred revenues of $350,850; and increases to inventory of $240,333, and an increase in accounts receivable of $100,393.  Cash used in operations was reduced by an increase in accounts payable of $195,975; and reductions in other receivables of $5,070, and in and prepaid and other current assets of $16,879.  Other non-cash adjustments to cash included equipment of $210,855 charged to advanced engineering and development costs, $100,000 of non-cash consulting fees, $108,942 of stock options compensation expense,  a $126,732 change in inventory allowance, and $134,866 of depreciation expense.

For the six months ended December 31, 2007, net cash used in operations was $2,660,215 after adding back non-cash items of $153,331 of depreciation, non-cash charges of $100,000, and equipment of $118,000 charged to advanced engineering and development costs.  Cash used in operations resulted from decreases in accounts payable of $412,917, accrued expenses of $78,919, deferred revenues of $102,937; and increases to inventory of $422,565, and in accounts receivable of $40,700.  Cash provided from operations was generated from a decrease in prepaid and other current assets of $87,873.

Investing Activities

For the six months ended December 31, 2008, net cash used in investing activities was $1,580,217.  Cash used in investing activities resulted from $580,217 in purchases of property and equipment, and $1,000,000 in net increases in bank certificates of deposits with maturities greater than three months.

For the six months ended December 31, 2007, net cash used in investing activities was $258,077 due to purchases of manufacturing equipment and computer hardware.

Financing Activities

               For the six months ended December 31, 2008, net cash used in financing activities was $965,512 consisting of repayments of $104,488 principal on notes payable, and $1,070,000 in additional financing on manufacturing equipment.

               For the six months ended December 31, 2007, net cash used in financing activities was $4,194,149 consisting primarily of $4,047,822 in repayments of principal on notes payable, additional public offering costs of $100,000 and $46,327 reduction in principal on bank loans.

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

We have advanced the ZBB presence and awareness in the market through increased involvement in various market conferences (energy storage, wind, and solar, electric utility), increased direct marketing, advancing the marketing materials and web content, as well as continued efforts in media channels and highly visible applications such as the Future House USA installation at the  Beijing Olympic Games in China, the LifeVillage project with Envision Solar International for the purpose of transporting village power systems to remote areas in Central and West Africa, and the first large scale wind/storage test facility on a college campus at the Dundalk Institute of Technology in the Republic of Ireland.  ZBB is in the process of furthering these marketing and networking efforts with additional marketing activities that will continue to raise the profile of ZBB and the ZESS brands.

We continue to work in the California energy and utility markets through the CEC (under a May 2008 agreement), and pursue opportunities with Pacific Gas & Electric and the U.S. Department of Energy amongst others, to install products into the local transmission and distribution network. In November 2008 the State of California amended certain renewable energy rebate programs to include energy storage systems, such as those manufactured and sold by us, when our systems are incorporated as part of either new or existing renewable energy installation.

We are currently addressing opportunities and engaged in fulfilling orders targeted to renewable energy markets in the United States, Europe, Australia, and Africa with the intention of introducing products and services into these markets.  The United States and governments throughout the world are implementing renewable energy mandates, tax credits, investments, and other incentives related to renewable energy and energy efficiency including the energy storage sector.  As of this report, the current Senate version of The American Recovery and Reinvestment Act of 2009 includes provisions for over $14 billion in amounts to be available for “Energy Efficiency and Renewable Energy” until September 30, 2010, with $2 billion targeted towards grants for the manufacturing of advanced batteries and components.

Our current contracts include a collaborative project (Advanced Electricity Storage Technologies project) with the Commonwealth of Australia which commenced July 2007 and running through July 2010, which includes the payment to the Company of $2.7 million for future development costs and which includes the production and delivery of one 500kWh energy storage system for installation into a renewable energy site in Australia. In December 2008 we received an order for a Zess 500 system to be installed in conjunction with existing wind energy assets as the Centre for Renewable Energy, Dundalk Institute of Technology in the Republic of Ireland.

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

Our systems compete with both traditional energy storage technologies, such as lead acid batteries, as well as emerging energy storage technologies, such as vanadium redox and sodium sulfur batteries. For our target markets, we believe our product has a significant advantage over competing products and technologies in terms of:

•
Superior technical attributes in terms of the amount of energy that can be stored in a system of a given weight and size or “energy density” (sometimes measured in Watt Hours per Kilogram or Wh/kg), recharge cycle and overall cycle life;

•	Competitive cost, based on dollars per Kilowatt Hours (kWh), as well as life of the module components;

•	Demonstrated commercial manufacturing capability of functioning product in the United States;

•	Modular construction allowing portable applications of varying size, as compared to the large scale, fixed site emerging alternatives.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

Item 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

       From the proceeds of our June 2007 United States initial public offering, we incurred approximately $1.2 million in additional offering expenses and retired an aggregate of $4.5 million in indebtedness.  Approximately $8  million of the net proceeds has been used for working capital and investments in manufacturing assets, including expanding our selling and marketing efforts and compliance costs,  additional manufacturing capacity, and improvements to the product and manufacturing operations.  The remaining net proceeds have all been applied to temporary investments in bank certificates of deposits and money market funds.

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

ZBB ENERGY CORPORATION

February 12, 2009	By:	/s/ Robert J. Parry
	Name:	Robert J. Parry
	Title:	Chief Executive Officer and
(Principal Executive Officer)

February 12, 2009	By:	/s/ Scott W. Scampini
	Name:	Scott W. Scampini
	Title:	Chief Financial Officer and
(Principal financial officer and
Principal accounting officer)