Form 10-Q
period 2009-03-31
ZBB ENERGY CORP
filed 2009-05-14
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 14, 2009
Common Stock, $.01 par value per share	10,618,297

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

PART I.  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

ZBB ENERGY CORPORATION
Consolidated Balance Sheets

	March 31, 2009	June 30, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,896,560	$8,451,320
Bank certificate of deposit	1,016,325	-
Accounts receivable	2,445	4,167
Interest receivable	53,860	80,829
Inventories-net of $165,950 and $234,000 allowance	1,566,636	1,312,885
Prepaids and other current assets	101,699	316,274
Total current assets	6,637,525	10,165,475
Long-term assets:
Property, plant and equipment, net	4,598,378	4,240,640
Investment in joint venture	-	242,350
Goodwill	803,079	803,079
Total assets	$12,038,982	$15,451,544
Liabilities and Shareholders' Equity
Current liabilities:
Bank loans	390,503	171,634
Accounts payable	809,827	607,520
Deferred revenues	345,385	644,700
Accrued compensation and benefits	81,518	129,749
Total current liabilites	1,627,233	1,553,603
Long-term liabilities:
Bank loans	2,529,387	1,881,823
Total liabilities	$4,156,620	$3,435,426
Shareholders' equity
Common stock ($0.01 par value); 150,000,000 authorized 10,618,297 shares issued and outstanding	106,183	105,123
Additional paid-in capital	45,820,115	45,619,608
Note receivable from shareholders	(458,333)	(608,333)
Accumulated other comprehensive (loss)	(1,707,685)	(1,373,485)
Accumulated (deficit)	(35,877,918)	(31,726,795)
Total shareholders' equity	$7,882,362	$12,016,118
Total liabilities and shareholders' equity	$12,038,982	$15,451,544

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Consolidated Statements of Operations

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Product sales and revenues	$-	$181,708	$-	$303,063
Engineering and development revenues	219,853	371,148	733,738	811,474
Total Revenues	219,853	552,856	733,738	1,114,537
Costs and Expenses

Cost of product sales	-	180,862	-	283,837
Advanced engineering and development	757,680	823,509	2,118,346	1,662,163
Selling, general, and administrative	887,523	729,495	2,554,341	2,197,326
Depreciation	51,837	100,387	186,703	253,718
Total Costs and Expenses	1,697,040	1,834,253	4,859,390	4,397,044

Loss from Operations	(1,477,187)	(1,281,397)	(4,125,652)	(3,282,507)

Other Income (Expense)
Interest income	23,689	107,371	119,030	432,295
Interest expense	(59,889)	(35,827)	(119,987)	(130,161)
Currency translation gain (loss)	(11,685)	-	(11,685)	-
Finance costs	-	(28)	-	(52,813)
Other income (expense)	739	12,500	(12,829)	37,500
Total Other Income (Expense)	(47,146)	84,016	(25,471)	286,821

Loss before provision for Income Taxes	(1,524,333)	(1,197,381)	(4,151,123)	(2,995,686)
Provision for Income Taxes	-	-	-	-
Net Loss	$(1,524,333)	$(1,197,381)	$(4,151,123)	$(2,995,686)
Net Loss per share-
Basic and diluted	$(0.14)	$(0.11)	$(0.39)	$(0.29)
Weighted average shares-basic and diluted:
Basic	10,547,621	10,512,283	10,524,062	10,447,344
Diluted	10,547,621	10,512,283	10,524,062	10,447,344

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Changes in Shareholders' Equity

	Number of Shares	Common Stock	Add'l Paid-in Capital	Note Receivable from Shareholders	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	TOTAL Shareholders' Equity	Comprehensive (Loss)
Balance: June 30, 2007	10,087,090	$100,871	$44,994,333	$(808,333)	$(1,546,537)	$(26,822,131.49)	$15,918,203	$(9,538,360)

Issuance of common stock pursuant to note conversions	159,256	1,593	473,644				475,237
Issuance of common stock
Montgomery warrants	265,937	2,659	(2,659)
Reduction of note receivable from stockholder				200,000			200,000
Public offering costs			(100,000)				(100,000)
Stock based compensation			254,290				254,290
Net Loss						(4,904,663)	(4,904,663)	$(4,904,663)
Net Translation Adjustment					173,051		173,051	173,051
Balance: June 30, 2008	10,512,283	$105,123	$45,619,608	$(608,333)	$(1,373,485)	$(31,726,795)	$12,016,118	$(4,731,612)

Reduction of note receivable from stockholder				150,000			150,000
Stock based compensation			175,111				175,111
Issuance of restricted stock in payment of compensation	101,014	1,010	72,167				73,177
Deferred stock compensation			(72,167)				(72,167)
Amortization of deferred stock compensation			12,196				12,196
Issuance of restricted stock in payment of consulting fees	5,000	50	13,200				13,250
Net Loss						(4,151,123)	(4,151,123)	$(4,151,123)
Net Translation Adjustment					(334,200)		(334,200)	(334,200)
Balance: March 31, 2009	10,618,297	$106,183	$45,820,115	$(458,333)	(1,707,685)	(35,877,918)	$7,882,362	$(4,485,323)

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation	Nine months ended March 31,
Consolidated Statements of Cash Flows	2009	2008
Cash flows from operating activities:
Net loss	$(4,151,123)	$(2,995,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	186,703	253,718
Change in inventory allowance	68,050	-
Equipment costs reclassified to expenses	210,855	118,000
Payments applied to note receivable for consulting fees	150,000	150,000
Stock based compensation	201,567	-
Prepaids and other assets reclassed to property, plant and equipment		(239,000)
(Increase) decrease in operating assets:
Accounts receivable	1,722	(284,195)
Inventories	(321,801)	(633,423)
Prepaids and other current assets	(325)	(94,266)
Other receivables-interest, other	26,970	(128,538)
Increase (decrease) in operating liabilities:
Accounts payable	230,325	(125,240)
Accrued compensation and benefits	(48,231)	(4,506)
Accrued loss on contracts	-	(89,250)
Deferred revenues	(2,415)	(176,305)
Net cash (used) in operating activities	(3,447,703)	(4,248,690)
Cash flows from investing activities
Capital expenditures	(713,470)	(345,281)
Bank certificates of deposit	(1,016,325)	-
Net cash (used) in investing activities	(1,729,795)	(345,281)
Cash flows from financing activities
Proceeds from refinancing of bank loan	1,070,000	(71,598)
Repayment of bank loans	(203,567)	-
Repayments of notes payable	-	(4,047,822)
Additional public offering costs	-	(100,000)
Net cash provided (used) by financing activities	866,433	(4,219,420)
Effect of exchange rate changes on cash	(243,694)	-
Net increase (decrease) in cash and cash equivalents	(4,554,760)	(8,813,391)
Cash and cash equivalents -beginning of year	8,451,320	17,823,022

Cash and cash equivalents -end of period	$3,896,560	$9,009,631
Cash paid for interest	$92,952	$182,974

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock pursuant to conversion of convertible notes	-	475,237
Investment in joint venture offset by unfulfilled deferred revenue	160,000	-
Prepaids and inventory reclassed to property, plant and equipment	214,900	239,000
Equipment expensed to cost of contracts	210,855	118,000
Stock based compensation	201,567	-

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Unaudited Consolidated Financial Statements
March 31, 2009

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

 In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of March 31, 2009 and the results of operations and statements of cash flows for the periods shown not misleading, have been included.  Operating results for the three and nine periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year-ended June 30, 2009.

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

Income Tax

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, “Accounting for Income Taxes”. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  There were no deferred tax assets recorded as of March 31, 2009.

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

Revenue recognition on energy storage system long-term contracts utilizes the percentage-of-completion method which recognizes revenue proportionally as costs are incurred and compared to the estimated total costs for each contract and has been the predominant method used in sales contracts through the current period.

Customer sales orders that have relatively short duration (typically less than 6-12 months) will use the completed-contract method of revenue recognition rather than the percentage-of-completion method. As the Company transitions from long-term contracts utilizing percentage-of-completion method to completed contracts on shorter term contracts, there may be some reporting periods with larger than expected fluctuations in revenue recognized.

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

In July 2007 the Company commenced engineering and product development activities pursuant to the collaborative Advanced Electricity Storage Technologies project (“AEST”) with the Commonwealth of Australia through July 2010 which terms include the receipt of funding of A$3.1 million (approximately US$2.3 million) toward future development costs which include the production and delivery of one 500kWh energy storage system.  During the nine months ended March 31, 2009 and 2008, $733,738 and $811,474, respectively, was recognized as revenue based on progress toward completion of the nine performance milestones specified in the contract.

Total revenues of $733,738 and $1,114,537 were recognized for the nine month periods ended March 31, 2009 and 2008, respectively.

Loss per Share

The Company follows the provisions of SFAS No. 128 which requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.   In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded (as of March 31, 2009 there were 1,830,130 underlying options and warrants that are excluded).

Stock-Based Compensation

The Company follows the provisions of "Share-Based Payment" ("SFAS No. 123(R)"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Accordingly, the Company under SFAS 123R measures share-based compensation cost for all share-based awards at the fair value on the grant date and recognition of share-based compensation over the service period for awards are expected to vest. The fair value of stock options is determined based on the number of shares granted and the price of our ordinary shares, and calculated based on the Black-Scholes valuation model.

The Company only recognizes expense to its consolidated statement of operations for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period or tranche separately, for all other awards. See Note 15 below.

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

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net currency translation adjustments applicable for the periods ended March 31, 2009 and 2008 and is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

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

NOTE 4 - INVENTORIES

Inventory balances are comprised of the following amounts as of March 31, 2009:

Raw materials	$1,023,842
Work in progress	581,796
Finished goods	126,948
Inventory valuation allowance	(165,950)
TOTAL	$1,566,636

NOTE 5– PROPERTY, PLANT & EQUIPMENT

Office equipment	$106,041
Manufacturing equipment	4,334,212
Test units	175,527
Building	1,996,134
Land	217,000
6,828,914
Less, accumulated depreciation	(2,230,536)
Net Property, Plant & Equipment	$4,598,378

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

During the nine months ended March 31, 2009 the Company dissolved the joint venture, realizing a loss on the investment of $15,369 (included in other expenses).

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

The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, results in the net goodwill amount of $803,079 as of March 31, 2009.

NOTE 8 – NOTE RECEIVABLE-Shareholder

In July 2006, the Company agreed to a stock sale agreement with 41 Broadway Associates, LLC.  Under the terms of the agreement the Company sold to 41 Broadway Associates, LLC a total of 294,118 shares in consideration for a 4% $1,000,000 promissory note payable in installments over five years.  As of March 31, 2009 the Company is owed $458,333 on the note, which is reflected as a reduction to Shareholders’ equity and $27,035 in accrued interest.

NOTE 9 – BANK LOANS AND NOTES PAYABLE

At March 31, 2009 the Company's debt consisted of the following:

Bank loans-current	$390,503
Bank loans-long term	2,529,387
Total	$2,919,890

On November 28, 2008 the Company entered into a loan agreement to finance new production equipment. The $1,070,000 bank note is secured by specific equipment, requiring monthly payments of $21,000 of principal and interest; rate equal to the prime rate; maturity  date of December 1, 2013. Principal balance is $1,000,994 at March 31, 2009.

On May 14, 2008 the Company entered into two loan agreements to refinance the building and land in Menomonee Falls, Wisconsin:
—The first loan requires a fixed monthly payment of principal and interest at a rate of .25% below the prime rate, with any principal balance due at maturity on June 1, 2018, and secured by the building and land. Principal balance is $869,403 at March 31, 2009.
—The second loan is a secured promissary note guaranteed by the U.S. Small Business Administration, requiring monthly  payments of principal and interest at a rate of 5.5% until May 1, 2028. Principal balance is $853,914 at March 31, 2009.

On January 22, 2007 the Company refinanced its equipment loan. The new loan term requires monthly payments of principal and an interest rate equal to the prime rate, maturity date of February 1, 2011. The loan is secured by a first lien on all business personal property. Principal balance is $195,579 at March 31, 2009.

Maximum aggregate annual principal payments for the 12 month periods subsequent to March 31, 2009 are as follows:

2010	$390,503
2011	345,998
2012	301,888
2013	316,956
2014	208,145
2015 and thereafter:	1,326,400
$2,919,890

NOTE 10- EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

In 1998 the Company adopted a Key Employee Stock Option Plan (the “KESOP”) pursuant to which up to 268,927 shares of common stock were authorized for grants of options, rights, and stock awards.  The exercise price of all options granted under the Plan was determined by the Board of Directors at an amount no less than the estimated fair value of the Company’s common stock at the date of grant.  As of March 31, 2009 there were no options or other awards outstanding under the KESOP and there were no additional shares available for grant.

In 1998 the Company adopted an Outside (Non-Executive) Directors Stock Option Plan (the “ODSOP”) whereby 67,231 options were issued to Non-Executive Directors over a five year period commencing on January 2, 1999.  At June 30, 2003, all ODSOP options had been granted.  As of March 31, 2009 there were no options outstanding under the ODSOP.

In 2002 the Company established the 2002 Stock Option Plan (“SOP”) whereby a stock option committee was given the discretion to grant up to 882,353 options to purchase shares to key employees of the Company at exercise prices and dates to be determined by the directors. During the year ended June 30, 2008 400,000 options to purchase shares were granted to employees and directors exercisable at $3.59 (110% of the market closing price on June 6, 2008) based on vesting terms of June 2008 through January 2009, and exercisable at various dates through June 2014.  No options were exercised and 16,793 options expired during the nine months ended March 31, 2009.  At March 31, 2009 there remain 487,907 options outstanding with exercise prices of not less than $3.59 and exercise dates up to June 30, 2014.  A further 91,200 options are available to be issued under the SOP.

During 2005 the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorizes the board of directors or a committee thereof, to grant options to employees and directors of the Company or any affiliate of the Company. The maximum number of options that may be granted in aggregate at any time under this option scheme or under any other employee option or share plan is the number equivalent to 5% of the total number of issued shares of the Company including all shares underlying options under the KESOP, the ODSOP and the SOP. Options issued expire five years after the vesting date. During the year ended June 30, 2007 250,000 options were granted. No options were exercised in fiscal 2008 or during the nine months ended March 31, 2009.  At March 31, 2009, options to purchase 250,000 shares with an exercise price of $3.82 and an expiration date of June 12, 2012 remain outstanding.  Options to purchase 205,838 additional shares are available to be issued under this plan.

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorizes the board of directors or a committee thereof, to grant options to purchase up to a maximum of 1,500,000 shares to employees and directors of the Company at exercise prices to be determined by the administrator but not less than 100% (110% for a 10% shareholder) of the market value on the date granted.  The maximum number of shares subject to options granted to any one employee during any fiscal year shall not exceed 300,000.  During the year ended June 30, 2008 options to purchase 275,000 shares were granted to employees and directors exercisable at $3.59 (110% of the market closing price on June 6, 2008) based on vesting terms of June 2008 through January 2011, and exercisable at various dates through January 2016.  During the nine months ended March 31, 2009 options to purchase 451,400 shares were granted to employees and  directors exercisable at prices from $1.35 to $1.69  based on vesting terms of October 2009 through January 2012, and exercisable at various dates through December 2016, and contingent on various continuous service or  performance measurements.  In addition 106,014 restricted shares were issued as payment of compensation and consulting services during the nine months ended March 31, 2009. Options to purchase an additional 667,586 shares are available to be issued under the 2007 plan.

In aggregate for all plans, at March 31, 2009, the Company has a total of 1,464,307 options outstanding and 964,624 options available for future grant under the SOP, 2005 and the 2007 Plans.

The following table summarizes information relating to the stock options outstanding at March 31, 2009:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average		Average
	Options	Contractual Life	Exercise	Number of	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Options	Price
less than $3.59	451,400	7.2	$1.49	-	$-
$3.59-5.61	925,000	4.3	$3.65	657,666	$3.68
$5.62 and higher	87,907	1.0	$7.65	87,907	$7.65
Balance at March 31, 2009	1,464,307	5.0	$3.23	745,573	$4.15

NOTE 11 - NON RELATED PARTY WARRANTS

At March 31, 2009 there are warrants to purchase 120,023 shares issued and outstanding to Empire Financial Group, Ltd. in connection with certain capital raising activities in 2006, exercisable at $3.23 per share and which expire on September 30, 2011.

At March 31, 2009 there are warrants to purchase 50,000 shares issued and outstanding to Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our recent United States public offering which are exercisable at $7.20 per share and which expire on June 20, 2012.

At March 31, 2009 there are warrants to purchase 195,800 shares issued and outstanding to Strategic Growth International in connection with capital raising activities in 2006 and 2007, with expiration dates between March 2011 and June 2012 and exercise prices of between $3.75 and $7.20.

The table below summarizes non-related party warrant balances:

Stock Warrants		Weighted-Average
Non-related party activity	Number of Warrants	Exercise Price Per Share

Balance at June 30, 2007	1,084,411	$5.41
Warrants expired	(600,941)	8.50
Warants exercised	(117,647)	3.40
Balance at June 30, 2008	365,823	$4.54
Warrants granted	-	-
Warrants expired	-	-
Warants exercised	-	-
Balance at March 31, 2009	365,823	$4.54

NOTE 12 – COMMITMENTS

In July 2006, the Company entered into a business development agreement with 41 Broadway Associates, whereby 41 Broadway Associates, LLC is to provide consulting services including business planning and facilitation of introductions to strategic relationships and customers, corporate financiers and investment bankers at a fee of $200,000 per year payable quarterly until June 2011. During the nine months ended March 31, 2009 fees of $150,000 were incurred by the Company.

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

 The AEST project has total budgeted expenditure for operating and capital items of approximately $4.2 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.3 million (A$2.8 million) is the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities. The Australian Government is providing the project funding of approximately $2.3 million (A$3.1 million) to be paid in accordance with the completion of contracted project milestones and subject to the Company’s compliance with project reporting requirements and demonstrating that the funds already provided to it have been fully spent or will be fully spent in the near future.  There is a balance of approximately $0.9 million in contributions due by the Company to the project in cash and in-kind contributions as of March 31, 2009.

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

Rent expense was $39,618 and $45,475 for the nine months ended March 31, 2009 and 2008.

The future payments required under the terms of the lease are as follows:

For the twelve months ending March 31,
2010	$54,584
2011	$54,584
2012	$33,164
TOTAL:	$142,332

NOTE 14 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.

Expenses under these plans were $57,674 and $45,093 for the nine months ending March 31, 2009 and 2008.

NOTE 15 — STOCK-BASED COMPENSATION

The Company issues stock options and other stock-based awards to executive management, key employees, and directors under its stock-based compensation plans (see Note 10).

For the nine month periods ended March 31, 2009 and 2008, the Company’s results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plans. The amount recognized in the financial statements related to stock-based compensation was $201,567 and $-0, based on the fair value of all options vested during the nine months ended March 31, 2009 and 2008 respectively.

During the nine months ended March 31, 2009 options to purchase 451,400 shares were granted to employees and  directors exercisable at prices from $1.35 to $1.69  based on vesting terms of October 2009 through January 2012, and exercisable at various dates through December 2016, and contingent on various continuous service and  performance measurements.  In addition 106,014 restricted shares were issued as payment of compensation and consulting services during the nine months ended March 31, 2009.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2009 using the Black-Scholes option-pricing model:

Expected life of option (years)	2.5
Risk-free interest rate	1.2%
Assumed volatility	70%
Expected dividend rate	0%
Expected forfeiture rate	0%

The weighted-average fair value of the 451,410 options granted during the nine months ended March 31, 2009 was $.30 using the Black Scholes option-pricing method as of the date of the grant.

Time-vested and performance-based stock awards, including stock options and restricted stock, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.  As of March 31, 2009, the total remaining unrecognized compensation cost related to unvested stock options amounted to $149,894, net of estimated forfeitures.

NOTE 16 — SUBSEQUENT EVENTS

On May 5, 2009 the Company announced that it has attained ISO 9001:2008 certification. The International Organization for Standardization (“ISO”) specifies standards for a quality management system and is an important milestone in the roll out of the Company’s manufacturing and commercialization process.

On the same day the Company announced that is has achieved Underwriters Laboratory (UL) listing 508A for its energy storage control system. This is in addition to the recently received UL1741 compliance or both the power conditioning systems and AC disconnect switching.

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
•
We will be required to regularly devote capital to updating, refining and expanding our energy storage systems technology and there is no assurance that we will have the resources to make improvements to remain competitive with new technologies.

•	The market for our products is currently evolving and may take longer to develop than we anticipate.
•	Our products must compete against both existing and newly developed technologies.
•	We face competition from larger, more well-established companies and technologies.
•	We may not be able to protect important intellectual property.
•	We face risks associated with our plans to market, distribute and service our products internationally.
•	Sales of our common stock by a major stockholder may have an adverse effect on the market price of our common stock.

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

On June 18, 2007, in connection with our initial United States public offering of 3,333,333 shares of our common stock at an initial offering price of $6.00 per share, our shares began trading on the NYSE:AMEX (formerly the American Stock Exchange) under the symbol “ZBB”.

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

In the current quarter we are in production on multiple ZESS 50 and ZESS 500 kWh renewable energy systems for delivery under various domestic contracts as well as international contracts to ship systems to destinations in Ireland, South Africa, and Australia within the next few months.

Wisconsin based initiatives include an agreement signed during the quarter with the Wisconsin Energy Independence Fund to secure $230,000 in support grant funding for the development of our own proprietary power conversion systems for both AC to DC and DC to DC renewable energy applications. We have contracted with a Wisconsin based partner to build and package the power electronics components for two ZESS 50 units that are required to be built under this grant.

Our production capacity has substantially increased through the delivery of new production equipment received in the last two quarters.  This new equipment, along with manufacturing ramp-up and automation plans are underway that would enable a significant increase in production capability within several months.  Since our IPO we have continued implementation of our business plan including the repayment of certain indebtedness, initiating manufacturing commercialization and capacity increases, ISO certification and UL listings, and commenced initial commercial marketing of our products into target markets.

We are currently working in the California energy market, in association with the California Energy Commission, Pacific Gas & Electric and the US Department of Energy amongst others, to install products into the local transmission and distribution network. In addition we are currently addressing numerous opportunities in the renewable energy markets within the United States along with a diverse international marketplace with the intention of introducing products and services into these markets.

The Company is actively involved in submitting proposals to the Federal Government in response to Funding Opportunity announcements issued as a result of the American Recovery and Reinvestment Act. These proposals cover opportunities for plant expansion, Smart Grid initiative, Renewable Energy Initiatives as well as research and development opportunities for applications where the Company’s technology could bring a transformational change to market applications that we currently do not address.

On January 26, 2009 we filed an S-3 Registration Statement with the Securities and Exchange Commission.  We took this action as a proactive measure in anticipation of our possible future needs for additional working capital and further capital expenditures.  Although the registration statement has yet to be declared effective, it will provide us with some flexibility when we come to consider various debt and equity financing arrangements.

Results of Operations

Nine months ended March 31, 2009 and 2008:

Revenue and Other income:

Our revenues for the nine months ended March 31, 2009 and 2008 were $733,738 and $1,114,537, respectively, a decrease of $380,799.  This was result of a decrease in revenues of $303,063 from the CEC contract which was completed in March 2008, and a $77,737 decrease in revenues resulting from the Australian AEST project as compared to the nine month period ending March 31, 2009.  Revenues include estimates based on the percentage-of-completion method of accounting for long-term contracts.

Other income for the nine months ended March 31, 2009 reflects a decrease in  interest income of $313,265 compared to the nine months ended March 31, 2008, and a decrease of $50,329 in other income, primarily due to a reduction of $37,500 in rental income.  The decrease in interest income is a result of decreasing cash balances invested from the proceeds of the Company’s U.S. public offering in June 2007.    Interest income is expected to continue to decrease in future periods as proceeds from the public offering are utilized for capital expenditures and operational purposes and from lower interest rates on the funds invested.

Cost and Expenses and Other Expense:

Total costs and expenses for the nine months ended March 31, 2009 and 2008 were $4,859,390 and $4,397,044, respectively. This increase of $462,346 in the nine months ended March 31, 2009 was primarily due to increased  Australian (AEST) contract activities which began in July 2007 resulting in increases of $456,183 in advanced engineering and development expenses compared to the nine month period ended March 31, 2008 and increases in selling, general, and administrative costs of $357,015.  These increases in costs were offset by a $283,837 reduction in cost of product sales and a decrease of $67,015 in depreciation expense.

Other expenses for the nine months ended March 31, 2009 and 2008 were $144,501 and $182,974, respectively. The decrease of $38,473 in other expenses for nine month period ending March 31, 2009 was primarily due to the decrease in finance costs incurred during the comparable nine month period of the prior fiscal year which included a early debt retirement charges from the proceeds of the public offering. Also, there were increases to interest expense of $10,174 in the period ending March 31, 2009 resulting from additional equipment financing.  A foreign currency translation loss of $11,685 was realized during the March 31, 2009 period resulting from the application of the proceeds from an Euros based contract.

Cost of product sales.   Our cost of product sales for the nine months ended March 31, 2009 and 2008 were $-0- and $283,837, respectively. The decrease in expense in the nine month period ended March 31, 2009 was due to the completion of the CEC sales contract which expired March 31, 2008.

Selling, General and Administrative.  Our selling, general and administrative expense for the nine months ended March 31, 2009 and 2008 was $2,554,341 and $2,197,326, respectively.  The expense during the current nine month period reflected an increase of $357,015 compared to the nine month period ending March 31, 2008.   This was primarily result of establishing a sales and marketing department,  and non-cash charges related to share based compensation to key management and directors, in addition to overall cost increases.

           Travel costs were approximately $175,307 and $238,292 for the nine month periods ending March 2009 and 2008, respectively.  The 2008 costs included travel related to installation and testing of energy storage systems sold in California, investor relations activities, and additional travel between Australian and U.S. operations. We expect overall travel related to marketing and business development to increase as our sales efforts and installations increase, but decrease as a percentage of sales.

Insurance costs include insurance benefits for employees of $94,435, general insurance of $41,355, and directors and officers insurance of $30,375. During the comparable nine month period ending March 31, 2008, insurance costs include insurance benefits for employees of $91,005, general insurance of $45,946 and $29,625 in directors and officers insurance costs were incurred.
        Advanced engineering and development. Our engineering and development costs for the nine months ended March 31, 2009 and 2008 were $2,118,346 and $1,662,163, respectively.  The increase during the nine month period ending March 31, 2009 of $456,183 from the comparable 2008 period was primary due to the increase in advanced engineering and development costs and materials under the AEST project contract which commenced in July 2007.  Expenses were partially offset by $126,997 received from the Australian government during the nine months ended March 31, 2009 as tax concession funding for research and development expenditures.  The costs incurred under the current AEST contract have been classified as advanced engineering and development expenditures, and have not been allocated or included in cost of sales.

Net Loss.  Our net loss for the nine months ended March 31, 2009 and 2008 was $4,151,123 and $2,995,686, respectively, resulting in a $1,155,437 increase in net loss as compared to the nine months ended March 31, 2008.  In summary, this increase in loss was primarily the result of a $380,799 decrease in revenues, a $462,346 increase in operating costs, and a reduction of $313,265 in interest income.

Three months ended March 31, 2009 and 2008:

Revenue and Other income:

Our revenues for the three months ended March 31, 2009 and 2008 were $219,853 and $552,856, respectively.  The decrease in revenues of $333,003 in the three months ended March 31, 2009 is attributable to a $151,295 decrease in revenues from the AEST project with an Australian government agency which began in July 2007 and a reduction in revenues of $181,708 in the contract with CEC was substantially completed in prior periods.  Revenues include estimates based on the percentage-of-completion method of accounting for long-term contracts.

Other income for the three months ended March 31, 2009 and 2008 was $24,428 and $119,871, respectively.  The decrease of $95,443 in the three months ended March 31, 2009 resulted primarily from a decrease of $83,682 in interest income from the investment of proceeds from the Company’s public offering in June 2007 and a $12,500 reduction in rental income.   Interest income is expected to decrease in future periods as proceeds from the public offering are utilized for capital expenditures and operational purposes and from lower interest rates on the funds invested, based on current market rates.

Cost and Expenses and Other expense:

Total operating expenses for the three months ended March 31, 2009 and 2008 were $1,697,040 and $1,834,253, respectively. The total operating expense decrease of $137,213 in three months ended March 31, 2009 included increases of $158,028 in selling, general and administrative expense, and offset by decreases in advanced engineering and development costs of $65,829, a decrease of $180,862 in the cost of products sales, and  a decrease of  $48,550 in depreciation expense.

Other expenses for the three months ended March 31, 2009 and 2008 were $71,574 and $35,855, respectively. The increase of $35,719 in the three month period ending March 31, 2009 was primarily due to increased interest expense of $24,062 on additional equipment financings, and $11,685 in realized losses on foreign currency transactions.

Cost of product sales.   Our cost of product sales for three months ended March 31, 2009 and 2008 was $-0- and $180,862, respectively. The decrease in expense in the three month period ended March 31, 2009 resulted from completion of the final tasks related to the CEC contract in prior periods.

Selling, general and administrative.  Our selling, general and administrative expense for the three months ended March 31, 2009 and 2008 was $887,523 and $729,495, respectively. This expense during the current three month period was $158,028 higher than the three month period ending March 31, 2008 primarily due to implementation of our equity incentive plans, start-up of the sales and marketing department, and overall cost increases.

           Travel costs were approximately $50,000 and $78,000 for the three month periods ending March 2009 and 2008, respectively. Decreases are related to reductions in investor relations activities, and reduced travel to the “CEC” contract installation.  We expect travel related to marketing and business development to increase as our sales efforts and installations increase.

Insurance costs include insurance benefits for employees of $33,550, general liability insurance of $18,384 and $10,125 in directors and officers insurance during the three months ended March 31, 2009. During the comparable three month period ending March 31, 2008, insurance costs include insurance benefits for employees of $28,500, general liability insurance of $17,088 and $9,875 in directors and officers insurance costs were incurred.

Advanced engineering and development. Our engineering and development costs for the three months ended March 31, 2009 and 2008 were $757,680 and $823,509, respectively.  The decrease during the three month period ending March 31, 2009 of $65,829 from the comparable 2008 period was primary due to decreased materials costs consumed under the AEST project contract.   The AEST project will continue to affect future expenditures through June 2010, the term of the contract; to the extent the costs are allowable and required under the contract.   We intend to maintain our Australian staff and facility for the purposes of facilitating further marketing in Australia and Asia and for advanced engineering and development projects as needed.

Net loss.  Our net loss for the three months ended March 31, 2009 and 2008 was $1,524,333 and $1,197,381, respectively.  In the three months ended March 31, 2009 there was a $326,952 increase in net loss, resulting from a $333,003 decrease in revenues, a 131,162 decrease in other income; offset by a $137,213 decrease in costs and expenses.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations were primarily financed through debt and equity financings, government grants and joint ventures.  Total paid in capital as of March 31, 2009 was $45,467,965.   We had a cumulative deficit of $35,877,918 as of March 31, 2009 compared to a cumulative deficit of $31,726,795 as of June 30, 2008.  At March 31, 2009 we had a working capital surplus of $5,010,292 and as of June 30, 2008 a working capital surplus of $8,611,872.  Our shareholders’ equity as of March 31, 2009 and June 30, 2008 was $7,882,362 and $12,016,118, respectively.

As a result of consummation of our initial U.S. public offering and our receipt of $18,410,000 proceeds (net of underwriter’s costs) on June 20, 2007, our working capital increased by $17,267,365 (net proceeds less $1,142,635 in capital raising costs).

 Other sources of funding have been provided by research and development grants such as the funding which continues to be generated from the AEST agreement entered into on June 29, 2007 by ZBB Technologies, Ltd, our subsidiary based in Western Australia, and the Commonwealth of Australia (administered by the Department of Environment and Water Resources),  whereby, among other things, the Department  has agreed to provide funding to us for the development and delivery of an energy storage system to be used to store and supply renewable energy generated from photovoltaic solar panels and wind turbines. The AEST  agreement provides for $2.2 million (A$3.1 million) in project funding through June 2010 totaling $1.1 million in year one, $0.9  million in year  two and $0.2 million in year three, as certain development progress “milestones” are met by us.

We believe that we will have sufficient capital necessary to meet our immediate future operating and capital commitments.  This is based on our conservative business plan that includes current sales contracts which generate positive cash flows, and a rate of expenditure that supports our current operations, including product development and production readiness without additional funding from project financing or equity transactions. However, we believe additional capital is necessary to continue our mid-to-long term growth plans.  Under current economic conditions and absent a substantial increase in new orders, the board of directors has requested that management implement increased cost containment measures.  Actions taken by the board of directors and management in this quarter include: 1.) increase in cost saving measures to preserve cash resources; 2.) actively pursue fund raising arrangements, including engaging investment bankers to assist with equity based financing; 3.) focusing the Chief Executive Officer efforts on fund raising and federal stimulus spending plan opportunities; and 4.) filing a “shelf” S-3 Registration Statement to assist in fund raising efforts.

We are actively involved in submitting proposals to the Federal Government in response to Funding Opportunity announcements issued as a result of the American Recovery and Reinvestment Act. These proposals cover opportunities for plant expansion, Smart Grid initiative, renewable energy initiatives as well as research and development opportunities for applications where the Company’s technology could bring a transformational change to market applications that we currently do not address.

On January 26, 2009 we filed an S-3 Registration Statement with the Securities and Exchange Commission.  We took this action as a proactive measure in anticipation of our possible future needs for additional working capital and further capital expenditures.  Although the registration statement has yet to be declared effective, it will provide us with some flexibility when we come to consider various debt and equity financing arrangements.

Operating Activities

           For the nine months ended March 31, 2009, net cash used in operations was $3,447,703. Cash used in operations resulted from a net loss of $4,151,123, reduced by $817,175 in non-cash adjustments.  Net working capital changes increased the cash used in operations by $113,755 from decreases in accrued compensation of $48,231, deferred revenues of $2,415; and increases to inventory of $321,801, and prepaid and other current assets of $325. Cash used in operations was reduced by an increase in accounts payable of $230,325; and reductions in other receivables of $26,970, and accounts receivable of $1,722.  Non-cash adjustments to operations included equipment of $210,855 charged to advanced engineering and development costs, $150,000 of non-cash consulting fees, $201,567 of stock based compensation expense,  a $68,050 change in inventory allowance, and $186,703 of depreciation expense.

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

Investing Activities

For the nine months ended March 31, 2009, net cash used in investing activities was $1,729,795.  Cash used in investing activities resulted from $713,470 in purchases of property and equipment, and $1,016,325 in net increases in bank certificates of deposits with maturities greater than three months.

For the nine months ended March 31, 2008, net cash used in investing activities was $345,281 due to purchases of manufacturing equipment and computer hardware.

Financing Activities

For the nine months ended March 31, 2009, net cash used in financing activities was $866,433 consisting of repayments of $203,567 principal on notes payable, and $1,070,000 in additional financing on manufacturing equipment.

For the nine months ended March 31, 2008, net cash used in financing activities was $4,219,420 consisting primarily of $4,047,823 in repayments of principal on notes payable, additional public offering costs of $100,000 and $71,598 reduction in principal on bank loans.

Known Trends, Market Opportunities and Challenges

We believe that there are specific existing and rapidly emerging market opportunities for the Company’s energy storage products.
We believe that in North America the electric utilities markets’ increasing energy demands on an increasingly fragile transmission and distribution network is forcing both utilities and commercial and industrial customers to adopt distributed storage and delivery systems to increase the reliability and the capacity of the electrical grid. We have designed our products to meet these needs in that they can be combined for use in larger storage applications. Federal and State Government initiatives to lessen the United States greenhouse gas emissions and dependency on oil and increasing concerns surrounding CO2 emissions are also driving this market sector. We believe that solar and wind energy has grown over the past five years and will continue to grow for so long as fossil fuel prices are increasing. Because both solar and wind are intermittent primary energy sources, both grid connected and off-grid installations require energy storage devices to optimize their capabilities.

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

We have advanced the ZBB presence and awareness in the market through involvement in various market conferences (energy storage, wind, and solar, electric utility),  direct marketing,  marketing materials and web content, as well as continued efforts in media channels and highly visible applications such as the Future House USA installation in  Beijing, China, the LifeVillage power systems to remote areas in Central and West Africa, and the sale of the first large scale wind/storage facility on a college campus at the Dundalk Institute of Technology in the Republic of Ireland.  ZBB is in the process of furthering these marketing and networking efforts with additional marketing activities that will continue to raise the profile of ZBB and the ZESS brands.

We continue to work in the California energy and utility markets through the California Energy Commission and pursue opportunities with Pacific Gas & Electric and the U.S. Department of Energy amongst others, to install products into the local transmission and distribution network. In November 2008 the State of California amended certain renewable energy rebate programs to include energy storage systems, such as those manufactured and sold by us, when our systems are incorporated as part of either new or existing renewable energy installation.

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

We are actively involved in submitting proposals to the Federal Government in response to Funding Opportunity announcements issued as a result of the American Recovery and Reinvestment Act. These proposals cover opportunities for plant expansion, Smart Grid initiative, Renewable Energy Initiatives as well as research and development opportunities for applications where the Company’s technology could bring a transformational change to market applications that we currently do not address.

We have substantially increased production capacity through the delivery of new production equipment received in the last two quarters.  This new equipment, along with manufacturing ramp-up and automation plans are underway that will enable a significant increase in production capability within several months.

Our current contracts include a collaborative project (Advanced Electricity Storage Technologies project) with the Commonwealth of Australia which commenced July 2007 and running through July 2010, which includes the payment to the Company of $2.7 million for future development costs and which includes the production and delivery of one 500kWh energy storage system for installation into a renewable energy site in Australia. In December 2008 we received an order for a Zess 500 system to be installed in conjunction with existing wind energy assets at the Dundalk Institute of Technology in the Republic of Ireland.

During the current quarter we signed a contract with the Wisconsin Energy Independence Fund to secure $230,000 in support grant funding for the development of our own proprietary power conversion systems for both AC to DC and DC to DC renewable energy applications. We have contracted with a Wisconsin based partner to build and package the power electronics components for two units for evaluation with two ZESS 50 systems contracted to be built under this grant.

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

 We believe additional capital is necessary to continue our mid-to-long term growth plans.  Actions taken by the board of directors and management in the current fiscal year  include: 1.) increase in cost saving measures to ensure adequate cash resources to continue growing the company, assuming no new sources of capital funding; 2.) actively pursue various fund raising arrangements including engaging investment bankers to assist with equity based financing; 3.) focusing the Chief Executive Officer efforts on fund raising and federal stimulus package opportunities; and 4.) filing a “shelf” S-3 Registration Statement as a potential vehicle and to assist in fund raising efforts.

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

From the proceeds of our June 2007 United States initial public offering, we incurred approximately $1.2 million in additional offering expenses and retired an aggregate of $4.5 million in indebtedness.  Approximately $9  million of the net proceeds has been used for working capital and investments in manufacturing assets, including expanding our selling and marketing efforts and compliance costs, additional manufacturing capacity, and improvements to the product and manufacturing operations.  The remaining net proceeds have all been applied to temporary investments in bank certificates of deposits and money market funds.

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

ZBB ENERGY CORPORATION

May 13, 2009	By:	/s/ Robert J. Parry
	Name:	Robert J. Parry
	Title:	Chief Executive Officer and
(Principal Executive Officer)

May 13, 2009	By:	/s/ Scott W. Scampini
	Name:	Scott W. Scampini
	Title:	Chief Financial Officer and
(Principal financial officer and
Principal accounting officer)