Form 10-K
period 2009-06-30
ZBB ENERGY CORP
filed 2009-09-18
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended June 30, 2009
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number 001-33540

(Exact name of registrant as specified in its charter)

Wisconsin	39-1987014
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
N93 W14475 Whittaker Way, Menomonee Falls, Wisconsin	53051
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(262) 253-9800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on June 30, 2009 was $10,535,443.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 12,409,964 Common Shares ($0.01 par value) as of August 31, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
In Part III, portions of the registrant’s 2009 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

Part III – Items 10, 11, 12, 13 and 14	In the Company’s Definitive Proxy Statement in connection with its 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than October 28, 2009.

Part IV - Certain exhibits listed in response to Item 15(a)	Prior filings made by the Company under the Securities Act of 1933 and the Securities Exchange Act of 1934.

ZBB ENERGY CORPORATION

2009 FORM 10-K ANNUAL REPORT

PART 1

Item 1.	Business

    ZBB Energy Corporation (“ZBB” or the “Company”) develops and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc-bromine rechargeable electrical energy storage and power management technologies.  The Company was incorporated under the laws of Wisconsin in 1998.

The consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, ZBB Technologies, Inc. which operates a manufacturing facility in Menomonee Falls, Wisconsin, and ZBB Technologies, Ltd. which has its advanced engineering and development facility in Perth, Australia.  The Corporate website address is www.zbbenergy.com.

Products

We design, develop, manufacture and distribute energy storage systems and solutions under the trade names ZESS 50, ZESS 500 and ZESS POWR. Our ZESS 50 and ZESS 500 energy storage systems are built using a proprietary process based upon our zinc-bromide rechargeable electrical energy storage technology while our patent pending ZESS POWR hybrid power conversion system is manufactured by our power electronics partners utilizing their standard proven components. The integrated modular nature of our zinc-bromide regenerative fuel cells is a philosophy that has carried through to the ZESS POWR product both in terms of electrical interfaces and packaging which allows our solutions to be sized and packaged into fully configurable energy storage systems of any size and integrated with or without any generating source. Our systems combine the ZESS 50 and/or ZESS 500 modules with  the ZESS POWR, integrated computer hardware and software; and fully integration with customer control systems including remote monitoring and control options for the integration with the customer’s existing electrical power system or as a complete independent power plant.  The complete ZBB portfolio provides the advanced energy storage aspects of recharging during off peak times from any renewable or conventional energy source and discharge power as needed to meet the customer load demand regardless of the connected generation source real time status. Our energy storage solutions address issues related to grid stability and renewable energy intermittency, including:

o	Distributed storage of electrical energy during off peak periods.

▪	Re-supply on high demand providing grid reliability and economic benefits.

o	Smoothing / shifting intermittent renewable energy generation.

▪	Controlled generation, grid stability and optimal use

o	Enabling energy independence and off-grid applications

o	Green back up power and power quality.

▪	Reduce CO2 emission, 24/7 renewable energy availability

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

We anticipate that the primary users of our energy storage systems will be utility companies, commercial/industrial users and our systems will be combined with renewable energy (solar, wind and other power generators) for such providers with space or capital constraints for the reasons stated above. We also intend to target customers that already have lead acid or similar systems in place that are nearing the end of their life cycle or that will need additional storage capacity. Energy storage itself is not new for the utility companies and storage systems in the form of hydro-electric reservoirs that pump during off-peak periods and release water to create energy for the peak demand periods, have been utilized in this industry for some time. However, use of these technologies requires the right natural landscape as well as significant capital, and space resources, have environmental impacts including displacement of the existing environment (people, homes, land) and in most cases are located away from the load centers or consumers and thus address only the generation portion of the peak demand problem and do not address the transmission and distribution sector, nor do they alleviate losses in the transmission and distribution system or address elevated operating temperatures of system equipment which is an important factor in equipment life expectancy.    Because of capacity constraints and aging infrastructure of electricity grids in the United States and many other countries, electricity can be delivered most efficiently by placing energy storage systems near customers with variable power demands and at substations closest to the areas of greatest electricity usage.

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

Key areas for the use of ZESS systems include the off grid Telco installations whether with our without renewable energy generation as well as off grid power generation systems for residential or small community power systems.  Combined with renewable energy generation provides a complete back up power system for grid tied applications.

Product Benefits

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

Capital deferment

We believe that increases in demand will necessitate expensive modernization and capacity upgrade programs for the infrastructure of aging electricity grids. These improvements will be needed to update utility companies’ electricity grids around the country as a result of previous underinvestment in this utility grid sector. According to Edison Electric Institute estimates (Why Are Electricity Prices Increasing? — An Industry Wide Perspective, June 2006), “investor owned utilities plan to spend $29 billion in transmission infrastructure from 2004 to 2008”. This same report suggests that “a continued load growth will require continued expansion in distribution system capacity. If recent investment trends persist, distribution investment will average $14 billion per year over the next 10 years”. We believe that the use of our energy storage systems to store unused energy for use during peak times that would not otherwise be deliverable on the electricity grid, postpones the need for major capital expenditures by utility companies.

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

Power quality

Energy storage systems provide a means to alleviate or eliminate power quality problems by supplying power locally to either infill or compensate line disturbances on the utility (rather than the customer’s) side. The scale of the avoided costs provides an indicator of the potential value of using distributed energy systems in the grid to address power quality problems.

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

Markets

ZBB technology fits hand-in-hand with alternative energy growth and deployment. Specifically, we address the following issues in our target markets:

Renewable Energy

▪      Store and re-supply generated power during high-demand periods
▪      Smooth power delivery from the generator to the grid

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

Smart Grid

▪      Goal of the Smart Grid - to maximize the efficiency of existing generating facilities and accommodate the integration of renewable power resources.
▪      Evolution of the Smart Grid will depend on cost effective energy storage

With the evolution of the electrical system toward the smart grid and the use of distributed generation and energy storage, the ZESS system will be a key element in the advancement of the smart grid.  The presence of ZESS in the smart grid is essential to achieve the Micro-grid capability, the dispatchability of distributed renewable energy and to control the power and energy on a distributed basis.

Industrial and Commercial Users

▪      Implement smart metering to use grid-power when cost efficient (e.g. peak shaving)
▪      Remote & off-grid applications
▪      Reduce environmental impact (“going green”)

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

The ZESS not only reduces the capacity demand on the facility, but also on the utility distribution system.  As a result, there is less need for additional generation to address peak loads and there is a reduction in distribution losses, both of which effectively reduce emissions to the environment.   Further, the ZESS regenerative fuel cell is a “green” asset helping make the institution an environmentally friendly organization.  The reduction of stress on the utility grid provides additional assurance to the institution that the probability of blackouts or brownouts due to an overload on the utility system is reduced.

  Utility Applications for Transmission & Distribution Network Support

▪      Mitigates congestion
▪      Defers sub-station capex
▪      Distributed Energy Resource
▪      Implement peak shaving  and manage cost efficiency
▪      Renewable energy regulation and generation shifting
▪      Reduce grid vulnerability

Electric utility companies maintain a generating system consisting of base generation as well as spinning reserve generation and peaking units to meet daily demand peaks.   The system is designed for a base load generation which results in underutilized consumption while during the peak periods the base generation must be supplemented by the spinning reserve and peaking units to deliver the peak demand, where the distributed ZESS near the load centers provide a means to accomplish the collective benefits from central generation of spinning reserve and peaking units through the transmission and distribution systems to the load center.

The ZESS system stores excess energy being produced during these non-peak times and returns this energy back to the electric utility during peak periods thus reducing the need for the reserve generation (plant deferral) and/or providing a means of stability and reliability to the electric utility by reducing the risk of blackouts.  This is also important as the increasing penetration of intermittent renewable energy comes on line into the utility grid and the need to regulate or control this new generation becomes pertinent for system stability.

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

History

ZBB Energy Corporation was formed in 1998 in Wisconsin as a holding company for ZBB Technologies, Limited and ZBB Technologies, Inc. ZBB Technologies, Limited, our Australian subsidiary, was formed in 1982 to develop commercial applications for the zinc-bromide research being conducted by Murdoch University in Western Australia. ZBB Technologies, Inc., our U.S. operating subsidiary, was established in 1994 in Wisconsin to acquire the zinc-bromide technology assets of Johnson Controls, Inc. which was engaged in research to manufacture energy storage systems based upon the zinc-bromide technology.

Up until 2004 we were primarily engaged in research and development and through that prior period had developed a number of prototype energy storage systems for field trialing and evaluation by certain power utilities and other commercial operators. Principal amongst these were large scale systems deployed with Detroit Edison in Michigan, USA and with United Energy in Melbourne, Australia.

In May 2004, we entered into a sales contract (contract completed March 31, 2008) to provide our 500kWh energy storage systems to our first commercial customer, the California Energy Commission (CEC). Under a contract extension the two systems now owned by CEC have recently had control system upgrades retrofitted and will be redeployed by the owner to additional sites within California on an as needed basis. ZBB continues to maintain this equipment under terms of the original agreement.

In March 2005, we formed ZBB China Pty Ltd., a joint venture company with China Century Group Ltd. of which we held 49%. In October 2008 we reached an agreement in which we now own 100% of this subsidiary.

In March 2005, we completed an initial public offering in Australia of our common stock and options to purchase common stock. Our securities were traded on the Australian Stock Exchange Ltd. through August 2007. We received gross proceeds of approximately US$4.5 million (A$6.0 million) in the Australian stock offering.

Effective as of June 15, 2007, we completed a 1-for-17 reverse split of our outstanding shares of common stock. On June 20, 2007, we completed the initial public offering in the United States through the sale of 3,333,333 shares of our common stock at an initial offering price of $6.00 per share, and listed our shares for trading on the NSYE (formerly the American Stock Exchange). Effective as of August 9, 2007, we de-listed our shares from the Australian Stock Exchange and all of our common stock became tradable in the United States. As of June 30 2009 we had approximately 10.6 million shares listed for trading on the NYSE Amex exchange.

In June 2007, ZBB Technologies, Ltd, our subsidiary based in Western Australia, and the Commonwealth of Australia entered into an agreement for project funding under the Advanced Electricity Storage Technologies (AEST) program, whereby, among other things, the Department has agreed to provide funding to ZBB Technologies Ltd. for the development and delivery of an energy storage system that will be used to store and supply renewable energy generated from photovoltaic solar panels and wind turbines already operational at the Commonwealth Scientific and Industrial Research Organization’s Newcastle Energy Centre in New South Wales. The agreement requires ZBB to contribute approximately $2.3 million (A$2.8 million) of any cash and in-kind contributions to the project including a newly developed 500KwH energy storage system This agreement provides for a three year term under which the Commonwealth of Australia will provide $2.5 million (A$3.1 million) in project funding over several periods through June 2010.

During the year ended June 2009 we completed the necessary certification process to be awarded ISO 9001:08 compliance for our Milwaukee manufacturing facility. We also worked in conjunction with one of Eaton’s supply chain partners to ensure that our ZESS module control system that is fitted to all of our battery modules is certified by Underwriters Laboratory and bears the necessary UL508 certification stamp mark. These two items were key objectives to be achieved from our 2007 IPO.

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

The ZESS offers two to three times the energy density (75 to 85 watt-hours per kilogram) with associated size and weight savings over present lead/acid batteries. The power characteristics of the ZESS can be modified, for selected applications. Therefore, the ZESS has operational capabilities which make it extremely useful as a multi-purpose energy storage option.

In addition to the ZESS energy storage products, ZBB has developed the power electronics topology to manage the energy and power within a single product.  Where this product may be used purely for the integrated combination of multiples of the ZESS products to provide a single point of connection with a high level of modularity for maximum system availability; or it may be used for the integration of renewable sources directly in combination with the ZESS products in the form of a controlled and dispatch able power plant.  The ZESS POWR product is uniquely designed to maintain the ZBB philosophy of modularity of standard product to achieve a configurable system.  This modular approach allows interfacing any renewable energy with any number of ZESS units.

Product Design

The ZESS technology is composed of a module or a series of modules for increased power. The ZESS 50 delivers 50 kWh of electrical energy, which would be equivalent to roughly power a home for two days, and includes three cell stacks, each containing 60 cells. The module dimensions are 4’ x 4’ x 6.5’, weighing 3,200 pounds. The ZESS 500 is comprised of ten of the standard ZESS 50 modules and delivers 500kWh of electrically energy from a full state of charge at a continuous rate of 250kW.   The ZESS 500 is utilized in systems that require higher levels of energy storage and output power capabilities, such as Utility scale applications, larger renewable energy applications, commercial and industrial applications where as the ZESS 50 is well suited for large residential applications, commercial application with and without renewable energy sources.  Both the ZESS 50 and the ZESS 500 have rapid charging capabilities and fully charges from 0% State of Charge to 100% in approximately four hours.

Both energy storage products, ZESS 50 and ZESS 500, are designed products have the benefit “Turnkey” capabilities at a product level based on the ease of transporting, site locating and connecting the systems into the grid or other alternative energy generating sources.   Along with ZBB’s most recent addition to the product portfolio, the ZESS POWR PECC, ZBB now provides the unique ability to automatically optimize the energy from the generating source, manages the power and energy in the system and provides the customer required output whether that is to the electric grid, or off grid.

Our systems provide a fully integrated energy storage solution for direct connect and integration of multiple units of ZESS and or multiple types and quantities of energy generating sources including all renewable and conventional sources; while providing the customer with a single point of connection and thus eliminating system integration complexity and issues arising from variable devices and coordinating/integrating such devices in an efficient and optimal way.

The products are predominantly manufactured with recyclable plastics, allowing for low production costs and economical mass production while being environmentally friendly both in the manufacturing process as well as throughout the products lifecycle.

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

Competition

Our energy storage systems are protected by U.S. and international patents and trade secrets law covering certain aspects of our manufacturing process and our zinc-bromine technology. We have been granted 16 patents to date and have additional patent applications pending.

Our systems compete with both traditional energy storage technologies, such as lead acid batteries, as well as emerging energy storage technologies, such as vanadium redox and sodium sulfur batteries and other advanced energy storage, however believe our factory built and tested modular system configurations are unique and target market applications are interested in optimizing the complete energy storage solution. For our target markets, we believe our energy storage solutions have significant advantages over competing companies’ products and solutions in terms of:

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

We believe that our product has certain superior functionality characteristics over the leading lead acid technology of comparable 50kWh system, including:

	Zinc-Bromide	Lead Acid

Discharge	Ability to discharge 100% of its power and maintain a level of energy regardless of the discharge rate.	Discharges approximately 65% of its energy, however will be different depending upon the rate in which the energy is discharged

Recharge	4 to 4 ½ hours for full recharge	Up to 20 hours for full recharge

Cycle Life	2,000 full charge/deep discharge cycles from 100% SOC and up to 15,000 with less than 100% SOC, maintains some functionality after cycle life, requires replacement of cell stack components only	750 full charge/regular discharge cycles, almost no functionality at end of cycle life; requires complete field replacement and proper disposal.

Composition	Plastic components (corrosion free, lower weight)	Lead (heavy weight, corrosion of grids)

Space Requirements	Less	Substantially more

Design Format	Modular	Not modular, requires large balance of plant and infrastructure development.

Environmental	Recyclable; zinc-bromine is a non-toxic, water based solution	Contains lead; difficult to recycle and dispose of; toxicity issues,

Maintenance	Negligible, modular configuration allows easy replacement of parts	10%-15% (estimated) of capital cost per annum

Zinc Bromine — this technology uses two different electrolytes that flow past carbon-plastic composite electrodes in two compartments separated by a micro porous polyolefin membrane. This is the technology that we utilize for our energy storage systems.   The ZESS products and systems are modular in nature, designed for minimal on site civil works or installation.  The products are designed complete for direct placement and the modular nature allows the total system design to achieve any size using standard ZESS 50 and/or ZESS 500 building blocks which may easily be relocated, removed from a system or addition of additional modules at any time.

Vanadium Redox — A flow battery that stores energy by use of vanadium dissolved in sulfuric acid solutions.  Larger system foot print, toxicity, higher installation effort, custom designed construction project.

Sodium Sulphur (NaS) — A battery consisting of molten liquid sulfur at the positive electrode and molten metallic sodium at the negative electrode, separated by a solid beta alumina ceramic electrolyte. The battery for this device must always be maintained at high temperatures of approximately 300° C to allow the process to occur.  This solution consists of significant installation effort and is typically of much larger or centralized type of energy storage as opposed to a distributed approach. .

Polysulfide Bromide (PSB) — A flow battery system based on a regenerative fuel cell technology that provides a reversible electrochemical reaction between two salt solution electrolytes (sodium bromide and sodium polysulphide).

Metal-Air — Potential high energy density and low cost battery, but electrical recharging is very difficult and is still in development.

Lithium Ion — also known as Li-ion, these batteries offer high energy density and high efficiency.  Li-ion is widely used in small portable markets, but high manufacturing cost presently prohibits large scale industrial applications.

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

Recent Developments

During the 2009 fiscal year:

Our current AEST project with CSIRO, an agency of the Australian Federal Government, has continued throughout the year, as planned. At the core of this project is the development of the next generation of our ZESS 50kWh module. As a development project the work program is therefore set as a series of milestones that measure and report upon the progress toward a successful outcome. It is very pleasing to report that this project has achieved and reported every milestone on time and on budget. The system modules have now been manufactured and assembled and this system will ship to site in late September for commissioning the following month. The project will run through to the end of June 2010.

In December 2008 ZBB announced that it received an order for a ZESS 500 energy storage system to be installed in conjunction with existing wind energy assets at the Centre for Renewable Energy, at Dundalk Institute of Technology in the Republic of Ireland. The system was shipped to Ireland on June 30, 2009 and is presently undergoing pre-commissioning installation on site where it will work in partnership with an 850kW wind turbine to provide a significant portion of the daily power requirements for the Institute’s campus.

In March 2009 ZBB announced that it received an order for a ZESS 50 energy storage system incorporating ZBB’s new and proprietary ZESS POWR power electronics system, from Likusasa Engineering and Contracting Pty Ltd of South Africa. Likusasa operates throughout the sub-Sahara and lower regions of continental Africa and has been working closely with ZBB to integrate the ZESS 50 into telecommunications base station infrastructure in Sub Saharan Africa. This system was shipped to South Africa in late June 2009 and Likusasa are now completing the installation at their customer’s site in Zambia. This is an entirely new market and application for our ZESS 50 product and one which we believe can become a worldwide market in the very near future.

Other recent project includes an order for two standard, modular, ZESS 50 energy storage systems), from Envinity Inc. a renewable energy design and installation company located in State College, Pennsylvania. The two fully integrated ZESS storage modules will be utilized in an off-grid, multi-source renewable energy power system for a 15,000 square foot private residence in central Pennsylvania. The Company also received an order for a ZESS 50 energy storage unit from Oregon State University. The ZESS power system will be used on campus at the Wallace Energy Systems and Renewables Facility. This fully integrated ZESS power system will be used in an on grid configuration with simulated wind and hydro electric sources.

Our earlier projects are all continuing. Most notable is our initiatives in California with the California Energy Commission and the two ZESS 500 systems owned by that group. We have continued to keep these systems maintained, upgraded in terms of control software and operational for continued evaluation. Currently the CEC are identifying new site locations for both systems and we anticipate this relocation to occur during the coming months. We are also continuing our initiatives to establish an integrated solar and storage village power system for off-grid applications in Africa and other strategic locations. This should be enhanced during the coming year by our relationship with Likusasa and their capabilities to handle installation, maintenance and monitoring throughout regional Africa. Our demonstration unit installed at Future House USA in Beijing continues to give us a promotional presence in China. Most recently the United States Secretary for Energy, Mr. Steven Chu, visited the Future House site as a part of his trade mission to that country.

We appointed several new Distributors and Manufacturers Representatives during the year, in the United States and for Australia and New Zealand. We anticipate making more of these appointments to expand our sales and marketing initiatives in the coming year. We were also pleased to announce in December 2008 that we had entered into a Memorandum of Understanding with Eaton Corporation that provides for an original equipment manufacturer (OEM) relationship between the companies. This has been a successful relationship for ZBB and has helped us further refine our products through the utilization of Eaton components as well as the matching of our storage systems with Eaton’s power electronics platform. The companies have also been working on joint marketing initiatives.

In October 2008 we announced the appointment of Mr. Bill Mundell as the Chairman of our Board and we appointed Mr. Marc Marotta as legal counsel to the Board. During the same month we also hosted at our Menomonee Falls facility an Energy Forum with Governors Richardson (New Mexico) and Doyle (Wisconsin) introducing energy reform plans to reduce America’s dependence on foreign oil and to invest in alternative sources of energy.

In March 2009 the Company was awarded a development grant of $229,000 from the Wisconsin Energy Independence Fund to help fund the development of our new power and energy control center (PECC), a proprietary energy management platform that is now subject to a new patent pending application. The trademarked ZESS POWR PECC system controls energy and power inputs from multiple power sources and then delivers energy out through an integrated inverter.  ZBB is required to demonstrate two 50 kwh systems under this grant.  Subsequent to the end of the financial year we have recently incorporated the first test system for off grid applications into a self contained purpose built mobile container that includes wind, solar and conventional generating units to provide an emergency back-up power system and command post for disaster relief agencies. This test system has most recently been on display in the State of Washington and will soon be displayed at ZBB before being used for display at other test sites.  The second system is currently being developed and will be produced and deployed at a test site by December 2009.

As mentioned above, we extended our intellectual property (IP) portfolio during the year with a new patent application filed for the ZESS POWR PECC system. The Company is active in reviewing its IP portfolio together with other key engineering designs to ensure we protect our intellectual position and to maintain this valuable technology as a cornerstone of our enterprise valuation.

During 2008 and into 2009, the Company developed, prototyped and produced the first commercial units of its proprietary ZESS POWR Hybrid power electronics product for integrating ZESS energy storage technology directly with all sizes, types and numbers of renewable energy sources in a single product.  This product performs the renewable energy functions that traditional inverters have done over the past while integrating with energy storage in an optimal way with a single “power plant” output for use on the electric utility grid or as an off grid power plant. With this, integrators, Independent Power Producers (IPP’s), commercial customers and electric utilities can leverage all the existing ZESS system benefits of peak demand shifting with the addition of providing a controlled and regulated renewable energy power plant.  After these confirming technology efforts with our proven power electronics partners and product research in the market, the Company filed for patent in January of 2009.  The combined flexibility and modularity of the ZESS energy storage combined with the flexibility and modularity of the ZESS POWR Power and Energy Control Center (PECC) has provide the Company and its customers with a “game changing solution” as stated by multiple system integrators and by its power electronic partners.

Marketing and Sales

We currently have established a dedicated sales and marketing staff, which although small at this time, will grow in response to the growth of the market.   As such, several strategic relationships have been established with additional strategic relationships in the process of being established in the different market sectors in the form of key system integrator relationships, distributors, sales representative organizations and OEM arrangements. We are and have been focusing our sales efforts on the Energy storage integration with Renewable Energy for Electric utilities, large system integrators and IPP’s, large commercial and industrial customers.  Additionally, we continue our focus in developing the Remote Area power systems as well as the peak shaving applications for Utilities and commercial customers.  ZBB has introduced a fully integrated ZESS offering that provides customers with additional value to utilize a modular format for energy storage applications and/or when integrating different renewable energy resources. We do not believe that all distribution networks are appropriate for the sale of our products to utility or renewable energy companies and we therefore deal directly or through key distributors with our customers.

The technical characteristics of the ZESS flowing electrolyte zinc bromide regenerative fuel cell make it a strong candidate for a wide range of energy markets. Some markets are well established and clearly defined, and others are still developing. Our strategy in reaching these markets is based on exceeding performance and cost thresholds of competing technologies. We plan to continue pursuing appropriate distribution and sales arrangements with suitably qualified channel partners with established operations capable of selling, installing and maintaining our products.   At present, ZBB has established relationship in geographical areas in the northwest, the southwest, the northeast and Hawaii as well as an extension of key channels through our relationship with Eaton Corporation.

As we have commercialized our systems for smaller remote area power systems we have established distributor relationships in key areas of developing areas that have proven to benefit from the ZBB Advanced Energy Storage system utilizing ZBB’s ZESS energy storage products as well as its patent pending ZESS POWR PECC integrated energy storage with other renewable and conventional generating sources.   Commercial and home owner use we may be required to utilize services of distributors that sell to regional and national chain stores and home energy product re-sellers. We do not currently have any distribution relationships for our products in this market; however these are presently being developed.

We have completed the process to achieve ISO 9000 certification for our Wisconsin plant and operations and are now certified as ISO 9000-2008.  We have also completed the process of UL certification for our ZESS controls and in process of achieving the UL certification in the power electronics portion of the ZESS products via our power electronic supplier.   We intend to pursue this market and continue to assess the demand for our products in this market however there can be no assurance that we will be able to achieve this strategic objective.   To address the lower power/energy applications such as residential and some remote power systems applications such as telecommunications (“TELCO”), we are in the process of evaluating an optimal product configuration that will address these markets in the future.

Our long-term strategic goal of the expansion of our customer base beyond public utilities and utility companies to enable us to ultimately produce and sell energy storage systems to the private sector, including business and residential customers who want to possess an alternative energy system for their businesses or homes; are now in place utilizing ZBB’s complete product and solution portfolio.  Alternative energy applications has driven the marketplace to seek energy storage solutions and to lead the way by its continued growth as well as the continued awareness of the renewable energy limitations and to seek solutions to manage the power and energy being produced for either on or off grid applications.

The multi-faceted value of the ZESS product portfolio and system solutions for renewable energy, utility grid demand management, commercial and off grid remote power systems or back up power systems as well as Smart Grid applications has been demonstrated by the increase in customer contracts through the second half of fiscal year 2009.

Intellectual Property

A description of the current patented technologies, process number of patents and patent applications, along with the jurisdiction of patent application/grant is as follows:

Description of Patents and Patent Applications	Jurisdiction(s)	Date of Grant or Application	Expiration Date
Issued Patents and patent applications:

Battery Circulation System with improved
four-way valve	Australia	June 20, 2003
Carbon Coating for an Electrode	United States	May 6, 1997	October 12, 2015
Compact Energy Storage System	Australia	November 26, 1998	May 21, 2016
	Japan	May 21, 1996	(pending)
	United States	March 11, 1997	May 23, 2015
Composite End Block for a Battery	United States	March 26, 1991	January 10, 2010
End Block Constructions for Batteries	United States	May 3, 1994	January 15, 2013
Friction Welded Battery Component	United States	July 31, 1990	September 20, 2008
Method of Electrode Reconditioning	Australia	November 5, 1998	June 4, 2016
	Japan	June 4, 1996	(pending)
	United States	July 22, 1997	June 7, 2015
Method of Joining Bipolar Battery Frames	United States	July 30, 1991	September 10, 2010
Spill and Leak Containment System for Zinc
Bromide battery	Australia	February 2, 2004	May 3, 2019
	United States	July 17, 2001	May 4, 2019
Terminal Electrode	United States	September 15, 1990	June 30, 2009

Zinc Bromine Battery with Non-Flowing
Electrolyte	Australia	.	July 2, 2016
	Japan	July 2, 2006	(pending)
	Malaysia	June 30, 2006	June 30, 2021
Method and apparatus for controlling a hybrid power system	United States	March 18, 2009	(pending)

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

ZBB has recently filed for patent (patent pending) “Method and apparatus for controlling a hybrid power system” for its unique modular, flexible and standardized power electronics topology known as the ZESS POWR Power and Energy Control Center (PECC) for providing a single product integration of any combination of ZESS products, any combination of renewable energy sources and any combination of conventional generating sources; while providing a single or multiple outputs for a customers use, whether that be a grid connect system, and off grid system or a DC distribution system at any voltage level or a combination of all of the above

Employees

We currently have an aggregate of 35 full time employees, of which 28 are located at our U.S. manufacturing and corporate headquarters in Wisconsin, and seven employed at our Research and Development facility in Australia. Currently ZBB has a total of 22 professional staff and 13 non professional staff. We expect staffing numbers to significantly increase as our business grows and new production equipment is deployed in accordance with our business expansion plans.

Sources and Availability of Raw Materials

We have developed products composed of low-cost components and materials. We believe that our components are assembled using well-understood manufacturing concepts that require relatively low capital cost and are readily scalable to achieve high quality. With the exception of the electrolyte and micro porous separator which are purchased, all other ZBB product components are either injection molded according to our proprietary designs or are standard off-the-shelf pieces. Currently, zinc and bromide, the elements used in our electrolyte, are widely available commodity minerals with numerous alternate suppliers.

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

We have developed unique, and in several cases, proprietary process technology and equipment for high volume automated manufacturing of our energy storage products, the principal product components of which are electrodes, separators, flow frames and end blocks. The core manufacturing undertaken by us is the construction of hermetically sealed, leak proof cell stacks, which consist of nearly 100% plastic materials. The equipment and general techniques used by our manufacturers are generally well-known manufacturing techniques employed in several fields, including the automotive industry, and we believe that alternative sources of manufacturing are available.

Item 1A.	Risk Factors

We have incurred losses and anticipate incurring continuing losses

         As of the year ended June 30, 2009 we had an accumulated deficit of $37.3 million. We anticipate that we will continue to incur losses until we can produce and sell a sufficient number of our systems to be profitable. However, we cannot predict when we will operate profitably, if ever. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

If we fail to adequately manage our resources, it could have a severe negative impact on our financial results or stock price.

          We could be subject to fluctuations in technology spending by existing and potential customers. Accordingly, we will have to actively manage expenses in a rapidly changing economic environment. This could require reducing costs during economic downturns and selectively growing in periods of economic expansion. If we do not properly manage our resources in response to these conditions, our results of operations could be negatively impacted.

Unless we keep pace with changing technologies, we could lose existing customers and fail to win new customers.

          Our future success will depend upon our ability to develop and introduce a variety of new products and services and enhancements to these new products and services in order to address the changing needs of the marketplace. We may not be able to accurately predict which technologies customers will support. If we do not introduce new products, services and enhancements in a timely manner, if we fail to choose correctly among technical alternatives or if we fail to offer innovative products and services at competitive prices, customers may forego purchases of our products and services and purchase those of our competitors.

The inability to maintain adequate levels of liquidity may have an adverse affect on the working capital of the Company.

          The Company believes that its present working capital provided by operations along with recently completed equity offerings are adequate to meet its current needs as a going concern for at least the next twelve to eighteen months. However, should current global economic conditions continue to deteriorate, additional working capital financing may be required which may be difficult to obtain due to restrictive credit markets.

          To remain competitive, we must continue to develop market and sell new and enhanced products at competitive prices, which will require significant research and development expenditures. If we do not develop new and enhanced products or if we are not able to invest adequately in our research and development activities, our business, financial condition and results of operations could be negatively impacted.

If our products do not perform as promised, we could experience increased costs, lower margins and harm to our reputation.

          The failure of our products to perform as promised could result in increased costs, lower margins and harm to our reputation. This could result in contract terminations and have a material adverse effect on our business and financial results.

Shortages or delay of supplies of component parts may adversely affect our operating results until alternate sources can be developed.

          Our operations are dependent on the ability of suppliers to deliver quality components, devices and subassemblies in time to meet critical manufacturing and distribution schedules. If we experience any constrained supply of any such component parts, such constraints, if persistent, may adversely affect operating results until alternate sourcing can be developed. There may be an increased risk of supplier constraints in periods where we are increasing production volume to meet customer demands. Volatility in the prices of these component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect our future operating results.

We could face competition from larger, more well-established companies.

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

To date, we have achieved only very limited production of our energy storage systems and have no experience manufacturing our products on a large-scale basis. In February 2006 we acquired a building we were previously leasing in Menomonee Falls, Wisconsin which provides up to 72,000 square feet for use as a manufacturing facility. This facility is currently producing at less than 10% of its expected capacity after our allocation of certain proceeds of our United States equity offering to fully staff and equip it. However, we do not know whether our current manufacturing facility, even if operating at full capacity, will be adequate to enable us to produce the energy storage systems in sufficient quantities to meet hoped for future orders. If there is demand for our products, our inability to manufacture a sufficient number of units on a timely basis would have a material adverse effect on our business prospects, financial condition and results of operations.

If our common stock is de-listed from the AMEX, the common stock will become less liquid.

Our shares have been listed on the NYSE Amex (formerly the American Stock Exchange) since June 18, 2007.  We are required to comply with all reporting and listing requirements on a timely manner and maintain our corporate governance and independent director standards. If the NYSE Amex delists our common stock from trading if we fail to satisfy their ongoing listing requirements including, without limitation, corporate governance, financial condition, and financial reporting rules and minimum price and market capitalization rules, we will be adversely affected and our stock will become less liquid. There can be no assurance that our securities will remain eligible for trading on the NYSE Amex. If our common stock is delisted, our stockholders would not be able to sell the common stock on the NYSE Amex, and their ability to sell any of their common stock would be severely if not completely limited.

Item 1B.	Unresolved Staff Comments

Not Applicable to smaller reporting companies.

Item 2.	Properties

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

The property is approximately 3.4 acres and has a facility with approximately 72,000 square feet of rentable manufacturing space, of which the Company occupied approximately 35,000 square feet at the time of its acquisition. This property is used to house our U.S. production, assembly and administration headquarters. The existing facility in Menomonee Falls is suitable to accommodate manufacturing capacity to up to 32MWh annually.

Bibra Lake, Western Australia (Leasehold)

In 2001 our Australian subsidiary, moved into new, leased, self-contained research and development facilities in Bibra Lake, Western Australia after previously occupying sub-leased laboratory and workshop facilities. This facility also provides the engineering support for Australian and South East Asia sales as well as a marketing base for the Company in this region. The current rental is $51,766 per annum (A$68,230), subject to annual CPI adjustments and which was based on a rental valuation obtained in November 2006 by an independent certified real estate appraisal company. In October of 2006, ZBB Technologies, Ltd exercised its option to renew the lease for five years, expiring on October 31, 2011.

Item 3.	Legal Proceedings

None.

Item4.	Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company has traded on the NYSE Amex (formerly the American Stock Exchange) under the name ZBB Energy Corporation (Symbol: ZBB) since June 20, 2007. The following table sets forth the high and low sales prices of the Company’s Common Stock for the periods indicated as reported on the NYSE Amex.

2009 Fiscal Year	High	Low

1st Quarter	$4.05	$2.22

2nd Quarter	2.30	0.86

3rd Quarter	1.55	0.80

4th Quarter	1.58	0.84

2008 Fiscal Year

1st Quarter	$5.94	$3.27

2nd Quarter	4.25	1.98

3rd Quarter	3.15	1.75

4th Quarter	4.19	2.80

On June 30, 2009, the closing price of the common stock of the Company as reported was $1.20. As of August 31, 2009, the Company had 907 shareholders of record. These shareholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name”.

The Company has not declared quarterly dividends for the past two years.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

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

       From the proceeds of our June 2007 United States initial public offering, we incurred approximately $1.2 million in additional offering expenses and retired an aggregate of $4.5 million in indebtedness.  Approximately $11 million of the net proceeds has been used for working capital and investments in manufacturing assets, including expanding our selling and marketing efforts and compliance costs, additional manufacturing capacity, and improvements to the product and manufacturing operations.  The remaining net proceeds have all been applied to temporary investments in bank certificates of deposits and money market funds.

The following table sets forth information as of June 30, 2009 about the shares of the Company’s Common Stock outstanding and available for issuance under the Company’s existing compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)

Equity compensation plans approved by security holders	1,424,354	(1) (2) (3)	$3.24	798,749	(1) (2)

Equity compensation plans not approved by security holders	—		—	—

Total	1,424,354		$3.24	798,749

Options issued and available to be issued under the existing Company equity plans are described below:

(1) In 2002 the Company established the 2002 Stock Option Plan (“SOP”) whereby a stock option committee was given the discretion to grant up to 882,353 options to purchase shares to key employees of the Company at exercise prices and dates to be determined by the directors. During the year ended June 30, 2008 400,000 options to purchase shares were granted to employees and directors exercisable at $3.59 (110% of the market closing price on June 6, 2008) based on vesting terms of June 2008 through January 2009, and exercisable at various dates through June 2014.  No options were exercised and 16,793 options expired during the year ended June 30, 2009.  At June 30, 2009 there remains 487,907 options outstanding with exercise prices of not less than $3.59 and exercise dates up to June 30, 2014.  A further 91,200 options are available to be issued under the SOP.

(2) During 2005 the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorizes the board of directors or a committee thereof, to grant options to employees and directors of the Company or any affiliate of the Company. The maximum number of options that may be granted in aggregate at any time under this option scheme or under any other employee option or share plan is the number equivalent to 5% of the total number of issued shares of the Company including all shares underlying options under the Company’s stock option and incentive plans. Options issued expire five years after the vesting date. No options were exercised in fiscal 2008 or during the year ended June 30, 2009.  At June 30, 2009, options to purchase 250,000 shares with an exercise price of $3.82 and an expiration date of June 2012 remain outstanding.

(3) During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorizes the board of directors or a committee thereof, to grant options to purchase up to a maximum of 1,500,000 shares to employees and directors of the Company at exercise prices to be determined by the administrator but not less than 100% (110% for a 10% shareholder) of the market value on the date granted.    During the year ended June 30, 2008 options to purchase 275,000 shares were granted to employees and directors exercisable at $3.59 based on vesting terms of June 2008 through January 2011 and exercisable at various dates through January 2016.  During the year ended June 30, 2009 options to purchase 451,410 shares were granted to employees and directors exercisable at prices from $1.35 to $1.69 based on vesting terms of July 2009 through January 2012 and exercisable at various dates through December 2016.  Included in the year ended June 30, 2009 grants were options to purchase 266,410 shares which vest upon certain contingent performance criteria, of which 93,248 vested  and 39,963 forfeited during the period.  185,000 service based options were issued in fiscal 2009. Options to purchase an additional 707,549 shares are available to be issued under the 2007 plan.

In aggregate for all plans, at June 30, 2009, the Company has a total of 1,424,354 options outstanding and 798,749 options available for future grant under the SOP, 2005 and the 2007 Plans.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

ZBB Energy Corporation, and its operating subsidiaries, (collectively, the “Company”), design, develop, manufacture and market renewable energy storage systems under the recently trademarked names, ZESS 50 and ZESS 500. Our ZESS systems are built using a proprietary process based upon our zinc-bromide rechargeable electrical energy storage technology. The modular nature of our zinc-bromide regenerative fuel cells allows it to be sized and packaged into fully customized, large format energy storage systems. Our systems combine these modules with computer hardware and software that interface with a customer’s power source to recharge during off peak times and discharge power as needed.

The financial information presented herein includes: (i) Consolidated Balance Sheets as of June 30, 2009 and 2008 (ii) Consolidated Statements of Operations for the years ended June 30, 2009 and 2008 (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended June 30, 2009 and 2008 (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2009 and 2008.

Forward-Looking Statements

     The statements contained in this Annual Report on Form 10-K that are not historical facts, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “anticipates” or “continues” or the negative thereof of other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, continued ability to maintain positive cash flow from results of operations, continued evaluation of goodwill for impairment and the Company’s development and production of competitive technologies in our market sector, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company’s filings with the Securities and Exchange Commission, the Company’s press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

Company Background

We design, develop, manufacture and distribute renewable energy storage systems under the recently trademarked names, ZESS POWR, ZESS 50 and ZESS 500. Our ZESS systems are built using a proprietary process based upon our zinc-bromide rechargeable electrical energy storage technology. The modular nature of our zinc-bromide regenerative fuel cells allows it to be sized and packaged into fully customized, large format energy storage systems. Our systems combine these modules with computer hardware and software that interface with a customer’s power source to recharge during off peak times and discharge power as needed.

The Company completed a public offering on the Australian Stock Exchange (the “ASX”) in March of 2005. Our securities traded on the ASX from March 2005 to August 9, 2007 when they were delisted in connection with our United States public offering.

On June 18, 2007, in connection with our initial United States public offering of 3,333,333 shares of our common stock at an initial offering price of $6.00 per share, our shares began trading on the NYSE Amex (formerly the American Stock Exchange) under the symbol “ZBB”.

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

Wisconsin based initiatives include an agreement signed during the quarter with the Wisconsin Energy Independence Fund to secure $229,000 in support grant funding for the development of our own proprietary power conversion systems for both AC to DC and DC to DC renewable energy applications. We have contracted with a Wisconsin based partner to build and package the power electronics components for two ZESS 50 units that are required to be built under this grant.

Our production capacity has substantially increased through the delivery of new production equipment purchased during the year ended June 2009. This new equipment, along with manufacturing ramp-up and automation plans are underway that would enable a significant increase in production capability within several months.  Since our IPO we have continued implementation of our business plan including the repayment of certain indebtedness, initiating manufacturing commercialization and capacity increases, ISO certification and UL listings, and commenced initial commercial marketing of our products into target markets.

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

The Company is actively involved in submitting proposals to the Federal Government in response to Funding Opportunity announcements issued as a result of the American Recovery and Reinvestment Act. These proposals cover opportunities for plant expansion, Smart Grid initiative, Renewable Energy Initiatives as well as research and development opportunities for applications where the Company’s technology could bring a transformational change to market applications that we currently do not address.  We are in the process or have applied for approximately 36 Mwh of Smart Grid energy storage projects through various strategic partners and prospective customers under various Department of Energy programs, such as FOA 36.

On January 26, 2009 we filed an S-3 Registration Statement with the Securities and Exchange Commission. Amendments to the S-3 Registration Statement were filed on March 30, 2009 and May 1, 2009 and was declared effective by the SEC on May 13, 2009.  We took this action as a proactive measure in anticipation of our possible future needs for additional working capital and further capital expenditures.  On August 18, 2009 we announced the closing of our public offering, pursuant to this S-3 shelf registration. ZBB sold 1,791,667 units at $1.20 per unit, consisting of an aggregate of 1,791,667 shares of its common stock and warrants to purchase 358,333 shares of its common stock at an exercise price of $1.33 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.9 million.

In December 2008 ZBB received an order for a ZESS 500 energy storage system to be installed in conjunction with existing wind energy assets at the Centre for Renewable Energy, at Dundalk Institute of Technology in the Republic of Ireland. The system was shipped to Ireland on June 30, 2009 and is presently undergoing pre-commissioning installation on site where it will work in partnership with an 850kW wind turbine to provide a significant portion of the daily power requirements for the Institute’s campus.

Critical Accounting Policies

 Estimates and assumptions

Management’s discussion and analysis of the financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for each period. The following represents a summary of the Company’s critical accounting policies, defined as those policies that the Company believes are: (a) the most important to the portrayal of our financial condition and results of operations, and (b) that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Estimates and assumptions are made by management to assess the overall likelihood that an accounting estimate or assumption may require adjustment. Management assumptions have been reasonably accurate in the past, and future estimates or assumptions are likely to be calculated on the same basis.

Foreign Currency

The Company uses the United States dollar as its functional and reporting currency, while the Australian dollar is the functional currency of one of its foreign subsidiaries. Assets and liabilities of the Company’s foreign subsidiary are translated into United States dollars at exchange rates that are in effect as at the balance sheet date while equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which were applicable during the reporting period. Translation adjustments are accumulated in Accumulated Other Comprehensive (Loss) as a separate component of Shareholders’ Equity in the consolidated balance sheet.

Revenue Recognition

The Company currently contracts with its customers to develop, manufacture, install and service its energy storage systems under   short and long-term contracts.  These contracts have resulted in two distinct arrangements and revenue recognition policies. The first type of contract is for the production, delivery and installation of energy storage systems.  The second type of contract is for product engineering and development activities.

Product sales orders that have relatively short duration (typically less than one year) normally use the completed-contract method of revenue recognition rather than the percentage-of-completion method.  Revenues are recognized when the sales price is fixed, collectability is reasonably assured and the product’s title and risk of loss is transferred to the customer. Typically, these conditions are met when the product is shipped to the customer. The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in net sales.

Revenue recognition on energy storage system long-term contracts utilizes the percentage-of-completion method which recognizes revenue proportionally as costs are incurred and compared to the estimated total costs for each contract.  This has been the predominant method used in estimating revenues recognized in past reporting periods.

Engineering and development contracts are typically collaborative agreements to further develop renewable energy technologies and are often sponsored and partially funded in various amounts between government agencies and the Company. Often multi-year agreements which contain several elements and provide for varying consideration based on allowable costs, milestones and similar payment provisions and may provide for future licensing and royalties beyond the term of the arrangement.  Revenue associated with these types of contracts are typically of longer duration and recognized under the percentage-of-completion method.

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
The Company evaluates the recoverability of its slow moving or obsolete inventories at least quarterly. The Company estimates the recoverable cost of such inventory by product type while considering factors such as its age, historic and current demand trends, the physical condition of the inventory as well as assumptions regarding future demand. The Company’s ability to recover its cost for slow moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand and relationships with suppliers. Historically, the Company’s inventories have demonstrated long shelf lives, are not highly susceptible to obsolescence and are eligible for return under various supplier return programs.

Property, Plant and Equipment

Land, building, office and manufacturing equipment, and test units are recorded at cost.  Maintenance, repairs and betterments are charged to expense.

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

Accordingly, the Company measures share-based compensation cost for all share-based awards at the fair value on the grant date and recognition of share-based compensation over the service period for awards that are expected to vest. The fair value of stock options is determined based on the number of shares granted and the price of our ordinary shares, and calculated based on the Black-Scholes valuation model.  Black Scholes valuation attributes used in the model include expected volatility, term, and risk-free interest rate. Expected volatility is based on the historical volatility of the Company’s share price for the period prior to option grant equivalent to the expected life of the options. The expected term is based upon management’s estimate of when the option will be exercised. The risk-free interest rate for periods within the contractual life of the option is based upon the U.S. Treasury yield curve in effect at the time of grant.

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

To the extent these costs are separately identifiable, incurred and funded by advanced engineering and development type agreements with outside parties, they will be shown separately on the statement of operations as a “cost of engineering and development contract”.

Goodwill

Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized but reviewed for impairment annually as of June 30 or more frequently if events or changes in circumstances indicate that its carrying value may be impaired.  These conditions could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.

Recent Accounting Pronouncements

See Note 2 in the accompanying notes to consolidated financial statements.

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

We have advanced the ZBB presence and awareness in the market through involvement in various market conferences (energy storage, wind, and solar, electric utility),  direct marketing,  marketing materials and web content, as well as continued efforts in media channels and highly visible applications such as the Future House USA installation in  Beijing, China, the Likusasa power systems to remote areas in  Africa, and the sale of the first large scale wind/storage facility on a college campus at the Dundalk Institute of Technology in the Republic of Ireland.  ZBB is in the process of furthering these marketing and networking efforts with additional marketing activities that will continue to raise the profile of ZBB and the ZESS brands.

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

We are currently addressing opportunities and engaged in fulfilling orders targeted to renewable energy markets in the United States, Europe, Australia, and Africa with the intention of introducing products and services into these markets.  The United States and governments throughout the world are implementing renewable energy mandates, tax credits, investments, and other incentives related to renewable energy and energy efficiency including the energy storage sector.  The American Recovery and Reinvestment Act of 2009 includes provisions for over $14 billion in amounts to be available for “Energy Efficiency and Renewable Energy” until September 30, 2010, with $10 billion targeted towards grants and loan guarantees for the manufacturing of advanced batteries and components.

We are actively involved in submitting proposals to the Federal Government in response to Funding Opportunity announcements issued as a result of the American Recovery and Reinvestment Act of 2009. These proposals cover opportunities for plant expansion, Smart Grid initiative, Renewable Energy Initiatives as well as research and development opportunities for applications where the Company’s technology could bring a transformational change to market applications that we currently do not address.  We are in the process or have applied for approximately 36 Mwh of Smart Grid energy storage projects through various strategic partners and prospective customers under various Department of Energy programs, such as FOA 36.

We have substantially increased production capacity through the delivery of new production equipment received during the year ended June 30, 2009.  This new equipment, along with manufacturing ramp-up and automation plans are underway that will enable a significant increase in production capability within several months.

Our current contracts include a collaborative project (Advanced Electricity Storage Technologies project) with the Commonwealth of Australia which commenced July 2007 and running through July 2010, which includes the payment to the Company of $2.6 million for future development costs and which includes the production and delivery of one 500kWh energy storage system for installation into a renewable energy site in Australia. In December 2008 we received an order for a Zess 500 system to be installed in conjunction with existing wind energy assets at the Dundalk Institute of Technology in the Republic of Ireland, which was produced and shipped during the year ended June 30, 2009.

During fiscal 2009 we signed a contract with the Wisconsin Energy Independence Fund to secure $229,000 in support grant funding for the development of our own proprietary power conversion systems for both AC to DC and DC to DC renewable energy applications. We have contracted with a Wisconsin based partner to build and package the power electronics components for two units for evaluation with two ZESS 50 systems contracted to be built under this grant.

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

Results of Operations

Years ended June 30, 2009 and 2008:

Revenue and Other income:

Our revenues for the years ended June 30, 2009 and 2008 were $1,775,703 and $1,279,599, respectively, an increase of $496,104.  This was the result of an increase in revenues of $383,843 from commercial product sales and revenues, and an $112,261 increase in engineering and development revenues as compared to the year ending June 30, 2008.  Revenues include estimates based on the percentage-of-completion method of accounting for long-term contracts with two customers.

Other income for the year ended June 30, 2009 reflects a decrease in interest income of $360,585 compared to the year ended June 30, 2008, and a decrease of $74,780 in other income, primarily due to reductions in rental income.  The decrease in interest income is a result of decreasing cash balances invested from the proceeds of the Company’s U.S. public offering in June 2007.    Interest income is expected to continue to decrease in future periods as proceeds from the public offering are utilized for capital expenditures and operational purposes and from lower interest rates on the funds invested.

 Cost and Expenses and Other Expense:

Total costs and expenses for the year ended June 30, 2009 and 2008 were $7,252,176 and $6,525,444, respectively. This increase of $726,732 in the year ended June 30, 2009 was primarily due to $339,959 increased cost of product sales, increased costs of  $300,671 related to additional engineering and development activities as required under the AEST , and increases in selling, general, and administrative costs of $124,146.  These increases in costs were partially offset by a decrease of $38,044 in depreciation expense.

Other expenses for the years ended June 30, 2009 and 2008 were $182,074 and $206,158, respectively. This decrease of $24,084 in other expenses for the period ended June 30, 2009 was primarily due to a $52,813 decrease in finance costs incurred during the comparable period of the prior fiscal year which included a early debt retirement charges from the proceeds of the public offering, offset by increases to interest expense of $28,729 in the period ended June 30, 2009 primarily from additional equipment financing.

Cost of product sales.   Our cost of product sales for the years ended June 30, 2009 and 2008 were $640,710 and $300,751, respectively. The increase in expense in the year ended June 30, 2009 was primarily due to the production and shipment of the 500 Kwh system shipped to Dundalk Institute of Technology, Ireland during the year ended June 30, 2009.

Selling, General and Administrative.  Our selling, general and administrative expense for the years ended June 30, 2009 and 2008 was $3,474,476 and $3,350,330, respectively.  The expense during the current twelve month period reflected an increase of $124,146 compared to the year ended June 30, 2008 resulting from the establishment of the sales and marketing department, increases in  non-cash charges related to share based compensation to key management and directors, and partially offset by salary reduction and other cost saving strategies implemented during the period.

Travel costs were $206,581 and $296,341 for the years ended June 30, 2009 and 2008, respectively, an $89,760 reduction.  The costs were reduced by cost saving measures in the current period as well as a reduction in customer based travel related to installation and testing of energy storage systems sold in California incurred during the previous annual period. We expect overall travel related to marketing and business development to increase as our sales efforts and installations increase, but decrease as a percentage of sales.

Insurance costs include insurance benefits for employees of $120,329, general insurance of $55,843, and directors and officers insurance of $40,500. During the comparable twelve month period ended June 30, 2008, insurance costs include insurance benefits for employees of $120,821, general insurance of $64,816 and $39,500 in directors and officers insurance costs were incurred.

Advanced engineering and development. Our engineering and development costs for the years ended June 30, 2009 and 2008 were $2,859,094 and $2,558,423, respectively.  The increase during the year ended June 30, 2009 of $300,671 from the comparable 2008 period was primary due to the increase in advanced engineering and development costs and materials under the AEST project contract which commenced in July 2007.  Expenses were partially offset by $126,997 received from the Australian government during the year ended June 30, 2009 as tax concession funding for research and development expenditures.  The costs incurred under the current AEST contract have been classified as advanced engineering and development expenditures, and have not been allocated or included in cost of sales.

Net Loss.  Our net loss for the years ended June 30, 2009 and 2008 was $5,546,572 and $4,904,663, respectively, resulting in a $641,909 increase in net loss as compared to the year ended June 30, 2008.  In summary, this increase in loss was primarily the result of a $726,732 increase in operating costs, a reduction of $360,585 in interest income, reductions in other income and expense of $50,696 which were partially offset by a $496,104 increase in revenues.

Liquidity and Capital Resources

Since our inception, our research, development, and operations were primarily financed through debt and equity financings and  government grants and projects.  Total paid in capital as of June 30, 2009 was $45,655,262.   We had a cumulative deficit of $37,273,367 as of June 30, 2009 compared to a cumulative deficit of $31,726,795 as of June 30, 2008.  At June 30, 2009 we had a working capital surplus of $3,798,976 and as of June 30, 2008 a working capital surplus of $8,611,872.  Our shareholders’ equity as of June 30, 2009 and June 30, 2008 was $6,780,319 and $12,016,118, respectively.

We believe that we will have sufficient capital necessary to meet our operating and capital commitments for at least the next twelve months.  This is based on a conservative forecast that includes only current sales contracts which generate positive cash flows, and a rate of expenditure that supports our current operations, including product development and production readiness without additional funding from project financing or equity transactions. However, we believe additional capital is necessary to continue our mid-to-long term growth plans.  Under current economic conditions and absent a substantial increase in new orders and additional debt or equity financing, the board of directors has requested that management implement increased cost containment measures.  Actions taken by the board of directors and management during this fiscal year included: 1.) increase in cost saving measures to preserve cash resources; 2.) actively pursue fund raising arrangements, including engaging investment bankers to assist with equity based financing; 3.) focusing the Chief Executive Officer’s efforts on fund raising and federal stimulus spending plan opportunities; and 4.) filing a “shelf” S-3 Registration Statement to assist in fund raising efforts.

We are actively involved in submitting proposals to various State and Federal government agencies such as our response to Funding Opportunity announcements issued as a result of the American Recovery and Reinvestment Act. These proposals cover opportunities for plant expansion, Smart Grid initiative, renewable energy initiatives as well as research and development opportunities for applications where the Company’s technology could bring a transformational change to market applications that we currently do not address.

On January 26, 2009 we filed an S-3 Registration Statement with the Securities and Exchange Commission.  Amendments to the S-3 Registration Statement were filed on March 30, 2009 and May 1, 2009 and were declared by the SEC effective on May 13, 2009. We took this action as a proactive measure in anticipation of our possible future needs for additional working capital and further capital expenditures.  On August 18, 2009, we announced the closing of our public closing pursuant to this S-3 shelf registration. ZBB sold 1,791,667 units at $1.20 per unit, consisting of an aggregate of 1,791,667 shares of its common stock and warrants to purchase 358,333 shares of its common stock at an exercise price of $1.33 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.9 million.

Operating Activities

For the year ended June 30, 2009, net cash used in operations was $4,223,478. Cash used in operations resulted from a net loss of $5,546,572, reduced by $222,178 in net changes to working capital and also reduced by other net adjustments to reconcile net loss to cash of $1,100,916.  Changes to working capital providing cash to operations resulted from decreases in inventories of $378,013 and other receivables of $61,083, and increases to accounts payable of $247,499, accrued compensation of $22,092, accrued expenses of $66,650, and deferred revenues of $98,627.  Cash used in operations resulted from increases to accounts receivable of $609,987 and prepaid and other current assets of $41,799.  Other adjustments increasing the net cash used in operations was $277,896 of depreciation, $372,855 of equipment costs reclassified to expenses, $200,000 of consulting fees applied to note receivable, and $338,864 of stock based compensation; and a decrease to cash resulting from an $88,699 reduction in the inventory allowance.

For the year ended June 30, 2008, net cash used in operations was $4,379,777 after adding back non-cash items of $888,230 consisting primarily of depreciation, stock based compensation, consulting fees applied to shareholder note receivable, and equipment used in operations.  Sources of cash provided by operations resulted from a decrease in accounts receivable of $188,602; and increases in accrued expenses of $45,603 and deferred revenues of 308,395.  Cash used in operations resulted from increases in inventory (net of $234,000 increase in inventory allowance) of $40,318, prepaid and other current assets of $235,485, and interest receivable of $44,227; and decreases in accounts payable of $228,664 and accrued loss on contracts of $357,250.

Investing Activities

For the year ended June 30, 2009, net cash used in investing activities was $1,889,658.  Cash used in investing activities resulted from $889,658 in purchases of property and equipment, and $1, 000,000 in net increases in bank certificates of deposits with maturities greater than three months.

For the year ended June 30, 2008, net cash used in investing activities was $721,468 due to increases in capital expenditures for manufacturing and testing equipment, building improvements, and computer software and hardware.

Financing Activities

               For the year ended June 30, 2009, net cash from financing activities was $763,016 consisting of $1,070,000 in financing on manufacturing equipment less repayments of $306,984 principal.

               For the year ended June 30, 2008, net cash used by financing activities was $4,270,457.   Cash was used in the repayment of $1,882,634 in bank loans and notes payable of $4,047,823, and additional costs related to the June 2007 public offering of $100,000. Financing sources were provided from the refinancing of a bank loan in the amount of $1,760,000.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
ZBB ENERGY CORPORATION

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ZBB Energy Corporation
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of ZBB Energy Corporation and subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZBB Energy Corporation and subsidiaries at June 30, 2009 and 2008 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/PKF
Certified Public Accountants
A Professional Corporation

New York, New York
September 16,  2009

ZBB ENERGY CORPORATION
Consolidated Balance Sheets

	June 30, 2009	June 30, 2008

Assets
Current assets:
Cash and cash equivalents	$2,970,009	$8,451,320
Bank certificate of deposit	1,000,000	-
Accounts receivable	614,154	4,167
Interest receivable	19,746	80,829
Inventories-net of $145,301 and $234,000 allowance	1,023,571	1,312,885
Prepaids and other current assets	143,173	316,274
Total current assets	5,770,653	10,165,475
Long-term assets:
Property, plant and equipment, net	4,578,180	4,240,640
Investment in joint venture	-	242,350
Goodwill	803,079	803,079
Total assets	$11,151,911	$15,451,544
Liabilities and Shareholders' Equity
Current liabilities:
Bank loans	416,558	171,634
Accounts payable	827,001	607,520
Accrued expenses	66,650	-
Deferred revenues	509,627	644,700
Accrued compensation and benefits	151,841	129,749
Total current liabilites	1,971,677	1,553,603
Long-term liabilities:
Bank loans	2,399,915	1,881,823
Total liabilities	$4,371,592	$3,435,426
Shareholders' equity
Common stock ($0.01 par value); 150,000,000 authorized
10,618,297 and 10,512,283 shares issued and outstanding	106,183	105,123
Additional paid-in capital	45,549,079	45,619,608
Note receivable from shareholders	-	(608,333)
Accumulated other comprehensive (loss)	(1,601,576)	(1,373,485)
Accumulated (deficit)	(37,273,367)	(31,726,795)
Total shareholders' equity	$6,780,319	$12,016,118
Total liabilities and shareholders' equity	$11,151,911	$15,451,544

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Consolidated Statements of Operations
	Year ended June 30,
	2009	2008

Revenues

Product sales and revenues	$686,906	$303,063
Engineering and development revenues	1,088,797	976,536
Total Revenues	1,775,703	1,279,599
Costs and Expenses

Cost of product sales	640,710	300,751
Advanced engineering and development	2,859,094	2,558,423
Selling, general, and administrative	3,474,476	3,350,330
Depreciation	277,896	315,940
Total Costs and Expenses	7,252,176	6,525,444

Loss from Operations	(5,476,473)	(5,245,845)

Other Income (Expense)
Interest income	145,088	505,673
Interest expense	(182,074)	(153,345)
Finance costs	-	(52,813)
Other income (expense)	(33,113)	41,667
Total Other Income (Expense)	(70,099)	341,182

Loss before provision for Income Taxes	(5,546,572)	(4,904,663)
Provision for Income Taxes	-	-
Net Loss	$(5,546,572)	$(4,904,663)
Net Loss per share-
Basic and diluted	$(0.53)	$(0.47)
Weighted average shares-basic and diluted:
Basic	10,547,621	10,463,579
Diluted	10,547,621	10,463,579

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Changes in Shareholders' Equity

					Accumulated Other		TOTAL
	Number of			Note Receivable	Comprehensive		Shareholders'	Comprehensive
	Shares	Common Stock	Add'l Paid-in Capital	from Shareholders	(Loss)	Accumulated Deficit	Equity	(Loss)
Balance: June 30, 2007	10,087,090	$100,871	$44,994,333	$(808,333)	$(1,546,537)	$(26,822,131)	$15,918,203
Issuance of common stock- note conversions	159,256	1,593	473,644				475,237
Issuance of common stock - Montgomery warrants	265,937	2,659	(2,659)
Reduction of note receivable from stockholder				200,000			200,000
Public offering costs			(100,000)				(100,000)
Stock options expensed			254,290				254,290
Net Loss						(4,904,663)	(4,904,663)	$(4,904,663)
Net Translation Adjustment					173,051		173,051	173,051
Balance: June 30, 2008	10,512,283	$105,123	$45,619,608	$(608,333)	$(1,373,485)	$(31,726,795)	$12,016,118	$(4,731,612)

Stock options expensed			294,114				294,114
Issuance of restricted stock in payment of compensation	101,014	1,010	72,167				73,177
Deferred stock compensation			(72,167)				(72,167)
Amortization of deferred stock compensation			30,490				30,490
Issuance of restricted stock-in payment of consulting fees	5,000	50	13,200				13,250
Reduction of note receivable			(408,333)	608,333			200,000
Net Loss						(5,546,572)	(5,546,572)	$(5,546,572)
Net Translation Adjustment					(228,091)		(228,091)	(228,091)
Balance: June 30, 2009	10,618,297	$106,183	$45,549,079	$-	$(1,601,576)	$(37,273,367)	$6,780,319	$(5,774,663)

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation	Year Ended June 30,
Consolidated Statements of Cash Flows	2009	2008
Cash flows from operating activities:
Net loss	$(5,546,572)	$(4,904,663)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	277,896	315,940
Change in inventory allowance	(88,699)	234,000
Equipment costs reclassified to expenses	372,855	118,000
Payments applied to note receivable for consulting fees	200,000	200,000
Stock based compensation	338,864	254,290
(Increase) decrease in operating assets:
Accounts receivable	(609,987)	188,602
Inventories	378,013	(274,318)
Prepaids and other current assets	(41,799)	(235,485)
Other receivables-interest	61,083	(44,227)
Increase (decrease) in operating liabilities:
Accounts payable	247,499	(228,664)
Accrued compensation and benefits	22,092	45,603
Accrued expenses	66,650	(357,250)
Deferred revenues	98,627	308,395
Net cash (used) in operating activities	(4,223,478)	(4,379,777)
Cash flows from investing activities
Capital expenditures	(889,658)	(721,468)
Bank certificate of deposit	(1,000,000)	-
Net cash (used) in investing activities	(1,889,658)	(721,468)
Cash flows from financing activities
Proceeds from bank loans	1,070,000	1,760,000
Repayments of bank loans	(306,984)	(1,882,634)
Proceeds (repayments) of notes payable	-	(4,047,823)
Additional public offering costs	-	(100,000)
Net cash provided (used) by financing activities	763,016	(4,270,457)
Effect of exchange rate changes on cash and cash equivalents	(131,192)	-
Net (decrease) in cash and cash equivalents	(5,481,311)	(9,371,702)
Cash and cash equivalents - beginning of year	8,451,320	17,823,022

Cash and cash equivalents - end of period	$2,970,009	$8,451,320
Cash paid for interest	$121,468	$153,345

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock pursuant to conversion of convertible notes	-	475,237
Investment in joint venture offset by unfulfilled deferred revenue	160,000	-
Equipment expensed to cost of contracts	372,855	118,000
Stock based compensation	338,864	254,290

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Consolidated Financial Statements
June 30, 2009

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

 —Power quality to alleviate downtime caused by voltage sags, voltage swells, frequency fluctuations, and combined with uninterruptible power supply (UPS) to eliminate power outages.

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

Foreign Currency

The Company uses the United States dollar as its functional and reporting currency, while the Australian dollar is the functional currency of one of its foreign subsidiaries. Assets and liabilities of the Company’s foreign subsidiary are translated into United States dollars at exchange rates that are in effect as at the balance sheet date while equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which were applicable during the reporting period. Translation adjustments are accumulated in Accumulated Other Comprehensive (Loss) as a separate component of Shareholders’ Equity in the consolidated balance sheet. No gain or loss on translation is included in the net loss.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period covered by the report. Actual results could differ from those estimates. Estimates are used in accounting for, amongst other things, revenue and losses recognized under the percentage of completion method for sales, impairment and realizability of assets, depreciation, and valuations of equity instruments.  Estimates and assumptions are reviewed periodically and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Income Tax

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, “Accounting for Income Taxes”. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  There were no deferred tax assets recorded as of June 30, 2009.

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

Depreciation

Depreciation is provided for all plant and equipment on a straight line basis over estimated useful lives of the assets.  The depreciation rate used for each class of depreciable asset is:

Depreciation Rate
Manufacturing Equipment and test units	3 – 15 years
Office Equipment	3 – 8 years
Building	40 years

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

Goodwill

Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized but reviewed for impairment annually as of June 30 or more frequently if events or changes in circumstances indicate that its carrying value may be impaired.  These conditions could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  Based on this method, the Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge.

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

Investments

The Company occasionally invests in bank certificates of deposits with maturities of more than three months.  As of June 30, 2009 the Company held a nine month certificate of deposit, interest accruing at 3.96%, and a maturity date of September 30, 2009.

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

The Company evaluates the recoverability of its slow moving or obsolete inventories at least quarterly. The Company estimates the recoverable cost of such inventory by product type while considering factors such as its age, historic and current demand trends, the physical condition of the inventory as well as assumptions regarding future demand. The Company’s ability to recover its cost for slow moving or obsolete inventory can be affected by such factors as general market conditions, future customer demand and relationships with suppliers. Historically, the Company’s inventories have demonstrated long shelf lives, are not highly susceptible to obsolescence and are eligible for return under various supplier return programs.

Revenue Recognition

The Company currently contracts with its customers to develop, manufacture, install and service its energy storage systems under   short and long-term contracts.  These contracts have resulted in two distinct arrangements and revenue recognition policies. The first type of contract is for the production, delivery and installation of energy storage systems.  The second type of contract is for product engineering and development activities.

Product sales orders that have relatively short duration (typically less than one year) normally use the completed-contract method of revenue recognition rather than the percentage-of-completion method.  Revenues are recognized when the sales price is fixed, collectability is reasonably assured and the product’s title and risk of loss is transferred to the customer. Typically, these conditions are met when the product is shipped to the customer. The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in net sales. The Company reports its sales net of actual sales returns.

Revenue recognition on energy storage system long-term contracts utilizes the percentage-of-completion method which recognizes revenue proportionally as costs are incurred and compared to the estimated total costs for each contract.  This has been the predominant method used in estimating revenues recognized in past reporting periods.

Engineering and development contracts are typically collaborative agreements to further develop renewable energy technologies and are often sponsored and partially funded in various amounts between government agencies and the Company. Often multi-year agreements which contain several elements and provide for varying consideration based on allowable costs, milestones and similar payment provisions and may provide for future licensing and royalties beyond the term of the arrangement.  Revenue associated with these types of contracts are typically of longer duration and recognized under the percentage-of-completion method.

In July 2007 the Company commenced engineering and product development activities pursuant to the collaborative Advanced Electricity Storage Technologies project (“AEST”) with the Commonwealth of Australia through July 2010 which terms include the receipt of funding of A$3.1 million (approximately US$2.3 million) toward development costs and include the production and delivery of a 500kWh energy storage system.  During the years ended June 30, 2009 and 2008, $984,807 and $976,536, respectively, was recognized as revenue based on progress toward completion as specified in the contract.

Total revenues of $1,775,703 and $1,279,599 were recognized for the years ended June 30, 2009 and 2008, respectively, and were comprised of two significant customers in 2009 and one significant customer in 2008.

Loss per Share

The Company follows the provisions of SFAS No. 128 which requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.   In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded (as of the years ended June 30, 2009 and 2008 there were 1,790,167 and 1,395,523 underlying options and warrants that are excluded).

Stock-Based Compensation

The Company follows the provisions of "Share-Based Payment" ("SFAS No. 123(R)"), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Accordingly, the Company measures share-based compensation cost for all share-based awards at the fair value on the grant date and recognition of share-based compensation over the service period for awards that are expected to vest. The fair value of stock options is determined based on the number of shares granted and the price of our ordinary shares, and calculated based on the Black-Scholes valuation model.  Black Scholes valuation attributes used in the model include expected volatility, term, and risk-free interest rate. Expected volatility is based on the historical volatility of the Company’s share price for the period prior to option grant equivalent to the expected life of the options. The expected term is based upon management’s estimate of when the option will be exercised. The risk-free interest rate for periods within the contractual life of the option is based upon the U.S. Treasury yield curve in effect at the time of grant.

The Company only recognizes expense to its consolidated statement of operations for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period or tranche separately. See Note 15 below.

Advanced engineering and development

The Company expenses advanced engineering and development costs as incurred. These costs consist primarily of labor, overhead, and materials to build prototype units, materials for testing, develop manufacturing processes and include consulting fees and other costs.

To the extent these costs are separately identifiable, incurred and funded by advanced engineering and development type agreements with outside parties, they will be shown separately on the statement of operations as a “cost of engineering and development contract”.

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net currency translation adjustments applicable for the periods ended June 30, 2009 and 2008 and is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

Concentrations of Credit Risk and Fair Value:

Financial instruments that potentially subject the Company to concentrations of credit risk consists principally of cash and U.S. treasury investments, and bank certificates of deposit, and accounts receivable.

The Company maintains significant cash investments primarily with three or four financial institutions, which at times may exceed federally insured limits. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit rating of these institutions as part of its investment strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to accelerated payment terms in current customer contracts and creditworthiness of the current customer base. However, at June 30, 2009, primarily all of the Company’s receivables pertain to one customer and revenues were concentrated among two customers during for the year then ended.

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of bank loans and mortgage payable approximate fair value based on their terms which reflect market conditions existing as of June 30, 2009.

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

In December 2007, FASB issued SFAS No.  160, “Non-controlling Interests in Consolidated Financial Statements”. This statement requires  the  ownership  interests  in subsidiaries  held by parties other than the parent and the amount of consolidated  net  income  attributable  to  the  parent  and  to the non-controlling  interest  be  clearly identified and presented on the face  of  the consolidated statements. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

 In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements. SFAS 168 is effective for financial statements issued for interim periods and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS 168 to have a material impact on our consolidated financial statements.

Effective July 1, 2008, the Company adopted FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS No. 159 gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. SFAS 159 became effective with no impact to the Company’s financial position or results of operations, since it chose not to report any additional items at fair value.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted this standard on June 30, 2009. See Note 16.

NOTE 3 - INVENTORIES

Inventory balances are comprised of the following amounts as of June 30:

	2009	2008

Raw materials	$766,871	$1,013,467
Work in progress	402,001	253,714
Finished goods	-0-	279,704
Inventory valuation allowance	(145,301)	(234,000)
TOTAL	$1,023,571	$1,312,885

NOTE 4– PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment balances are comprised of the following amounts as of June 30:

	2009	2008

Office equipment	$115,809	$127,196
Manufacturing equipment	4,091,587	3,430,095
Test units	534,591	707,470
Building	1,996,134	1,996,134
Land	217,000	217,000
	6,955,121	6,477,895
Less accumulated depreciation	(2,376,941)	(2,237,255)

Net Property, Plant & Equipment	$4,578,180	$4,240,640

NOTE 5 – INVESTMENT IN JOINT VENTURE
In March 2005, the Company acquired a 49% interest in ZBB China Pty Ltd for a cost of $175,000 (estimated for current period foreign exchange rates). The joint venture company was licensed to distribute ZBB energy storage systems into the Chinese market.

On October 2, 2008 a mutual agreement was reached to terminate the co-operative joint venture agreement between ZBB and China Century Capital Limited.  The effect of this termination is to cancel the exclusive manufacturing, marketing, and distribution rights granted by ZBB to the joint venture company, ZBB China Pty Ltd, and provided for ZBB to hold 100% ownership in this subsidiary.

During the year ended June 30, 2009 the Company dissolved the joint venture, realizing a loss on the investment of $15,369.

NOTE 6 – GOODWILL
The Company through a series of transactions in March 1996 acquired ZBB Technologies, Inc., a wholly-owned subsidiary.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of June 30, 2009.

The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” under which goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess.

NOTE 7 – NOTE RECEIVABLE-Shareholder
In July 2006, the Company entered into a common stock purchase agreement with 41 Broadway Associates, LLC.  Under the terms of the agreement the Company sold to 41 Broadway Associates, LLC a total of 294,118 shares for a total consideration of $1,000,000.  Payments were to be paid in annual installments of $200,000 plus accrued interest at 4% over a five year period.

Both parties also entered into a five year consulting agreement, which would have provided approximately $200,000 of annual services including assistance with debt and equity financing, investor introductions, marketing, etc.  During 2009 the Company determined the service agreement to be a minimal future value and effectively cancelled the agreement as of June 30, 2009.

In accordance with the terns of the note agreement, the cancellation of the service agreement, in effect relieved the remaining balance of the note receivable.  Accordingly, the $408,333 remaining balance of the note receivable was written off and applied to additional paid in capital at June 30, 2009.

NOTE 8 – BANK LOANS AND NOTES PAYABLE

The Company's debt consisted of the following as of June 30:	2009	2008
Bank loans-current	$416,558	$171,634
Bank loans-long term	2,399,915	1,881,823
Total	$2,816,473	$2,053,457

On November 28, 2008 the Company entered into a loan agreement to finance new production equipment.  The $1,070,000 bank note is secured by specific equipment, requiring monthly payments of $21,000 of principal and interest;  rate equal to the prime rate; maturity date of December 1, 2013. Principal balance is $948,441 at June 30, 2009.

On May 14, 2008 the Company entered into two loan agreements to refinance the building and land in Menomonee Falls, Wisconsin:
—The first loan requires a fixed monthly payment of principal and interest at a rate of .25% below the prime rate, with any principal balance due at maturity on June 1, 2018, and secured by the building and land.  Principal balance is $853,661 at June 30, 2009.
—The second loan is a secured promissary note guaranteed by the U.S. Small Business Administration, requiring monthly payments of principal and interest at a  rate of 5.5% until May 1, 2028.   Principal balance is $847,628 at June 30, 2009.

On January 22, 2007 the Company refinanced its equipment loan.  The new loan term requires monthly payments of principal and an interest rate equal to the prime rate, maturity date of February 1, 2011.  The loan is secured by a first lien on all business personal property.  Principal balance is $166,743 at June 30, 2009.

Maximum aggregate annual principal payments for the 12 month periods subsequent to June 30, 2009 are as follows:
2010	$416,558
2011	360,070
2012	324,338
2013	338,016
2014	124,228
2015 and thereafter:	1,253,263
$2,816,473

NOTE 9 - EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

In 2002 the Company established the 2002 Stock Option Plan (“SOP”) whereby a stock option committee was given the discretion to grant up to 882,353 options to purchase shares to key employees of the Company at exercise prices and dates to be determined by the directors. During the year ended June 30, 2008 400,000 options to purchase shares were granted to employees and directors exercisable at $3.59 (110% of the market closing price on June 6, 2008) based on vesting terms of June 2008 through January 2009, and exercisable at various dates through June 2014.  No options were exercised and 16,793 options expired during the year ended June 30, 2009.  At June 30, 2009 there remains 487,907 options outstanding with exercise prices of not less than $3.59 and exercise dates up to June 30, 2014.  A further 91,200 options are available to be issued under the SOP.

During 2005 the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorizes the board of directors or a committee thereof, to grant options to employees and directors of the Company or any affiliate of the Company. The maximum number of options that may be granted in aggregate at any time under this option scheme or under any other employee option or share plan is the number equivalent to 5% of the total number of issued shares of the Company including all shares underlying options under the Company’s stock option and incentive plans.. Options issued expire five years after the vesting date. No options were exercised in fiscal 2008 or during the year ended June 30, 2009.  At June 30, 2009, options to purchase 250,000 shares with an exercise price of $3.82 and an expiration date of June 2012 remain outstanding.

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorizes the board of directors or a committee thereof, to grant options to purchase up to a maximum of 1,500,000 shares to employees and directors of the Company at exercise prices to be determined by the administrator but not less than 100% (110% for a 10% shareholder) of the market value on the date granted.    During the year ended June 30, 2008 options to purchase 275,000 shares were granted to employees and directors exercisable at $3.59 based on vesting terms of June 2008 through January 2011 and exercisable at various dates through January 2016.  During the year ended June 30, 2009 options to purchase 451,410 shares were granted to employees and directors exercisable at prices from $1.35 to $1.69 based on vesting terms of July 2009 through January 2012 and exercisable at various dates through December 2016.  Included in the year ended June 30, 2009 options were granted to purchase 266,410 shares which vest upon certain contingent performance criteria, of which 93,248 vested  and 39,963 forfeited during the period.  The remaining 185,000 options issued in fiscal 2009 are service based. Options to purchase an additional 707,549 shares are available to be issued under the 2007 plan.

In aggregate for all plans, at June 30, 2009, the Company has a total of 1,424,354 options outstanding and 798,749 options available for future grant under the SOP, 2005 and the 2007 Plans.

Information with respect to stock option activity under the employee and director plans is as follows:

		Weighted-Average
Stock Option Activity	Number of Options	Exercise Price Per Share
Balance at June 30, 2007	460,611	$4.81
Options granted	675,000	3.59
Options expired	(105,911)	5.61
Options exercised	-	-
Balance at June 30, 2008	1,029,700	$4.03
Options granted	451,410	1.49
Options expired	(16,793)	5.61
Options forfeited	(39,963)	1.35
Options exercised	-	-
Balance at June 30, 2009	1,424,354	$3.24

The following table summarizes information relating to the stock options outstanding at June 30, 2009:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average		Average
	Options	Contractual Life	Exercise	Number of	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Options	Price
$1.35 to $1.69	411,447	6.9	$1.50	93,248	$1.35
$3.59 to $3.82	925,000	4.1	$3.65	871,666	$3.66
$3.83 and higher	87,907	0.7	$6.97	87,907	$6.97
Balance at June 30, 2009	1,424,354	4.7	$3.24	1,052,821	$3.73

In addition, under the “2007 Plan” and in conjunction with a salary reduction plan implemented during 2009, 101,014 restricted shares were granted as payment of compensation, of which vesting is 75% service based and 25% performance based.  During the year ended June 30, 2009, $30,490 was recognized as expense, with a balance of up to $42,687 to be recognized as expense during the year ended June 30, 2010.

NOTE 10 - NON RELATED PARTY WARRANTS

At June 30, 2009 there are warrants to purchase 120,023 shares issued and outstanding to Empire Financial Group, Ltd. in connection with certain capital raising activities in 2006, exercisable at $3.23 per share and which expire on September 30, 2011.

At June 30, 2009 there are warrants to purchase 50,000 shares issued and outstanding to Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our United States public offering which are exercisable at $7.20 per share and which expire on June 20, 2012.

At June 30, 2009 there are warrants to purchase 195,800 shares issued and outstanding to Strategic Growth International in connection with capital raising activities in 2006 and 2007, with expiration dates between March 2011 and June 2012 and exercise prices of between $3.75 and $7.20.

The table below summarizes non-related party warrant balances:

Stock Warrants		Weighted-Average
Non-related party activity	Number of Warrants	Exercise Price Per Share

Balance at June 30, 2007	1,084,411	$5.41
Warrants expired	(600,941)	8.50
Warants exercised	(117,647)	3.40
Balance at June 30, 2008	365,823	$4.41
Warrants granted	-	-
Warrants expired	-	-
Warants exercised	-	-
Balance at June 30, 2009	365,823	$4.41

NOTE 11 – COMMITMENTS

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

 The AEST project has total budgeted expenditure for operating and capital items of approximately $4.7 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.3 million (A$2.8 million) is the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities. The Australian Government is providing the project funding of approximately $2.5 million (A$3.1 million) to be paid in accordance with the completion of contracted project milestones and subject to the Company’s compliance with project reporting requirements and demonstrating that the funds already provided to it have been fully spent or will be fully spent in the near future.  There is a balance of approximately $0.6 million in contributions due by the Company to the project in cash and in-kind contributions as of June 30, 2009.

The Company had leased its Australian office facility from an entity affiliated with three of the Company’s officers.  In January 2008 the facility was sold to a non-related Australian company, eliminating the related party relationship between the Company and its landlord.  The current rental is $54,302 per annum (A$71,572) and is subject to an annual CPI adjustment.

Rent expense was $53,456 and $49,875 for the years ended June 30, 2009 and 2008.

The future payments required under the terms of the lease are as follows:

For the years ended June 30,
2010	$54,302
2011	$54,302
2012	$18,101
TOTAL:	$126,705

NOTE 12 - EMPLOYMENT CONTRACTS

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

NOTE 13 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $76,303 and $64,714 for the years ended June 30, 2009 and 2008.

NOTE 14 — STOCK-BASED COMPENSATION

The Company issues stock options and other stock-based awards to executive management, key employees, and directors under its stock-based compensation plans (see Note 9).

For the years ended June 30, 2009 and 2008, the Company’s results of operations reflect compensation expense for equity based awards vested under its equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $338,864 and $254,290, based on the fair value of all awards vested during the years ended June 30, 2009 and 2008 respectively.

During the year ended June 30, 2009 options to purchase 451,410 shares were granted to employees and directors exercisable at prices from $1.35 to $1.69 based on vesting terms of July 2009 through January 2012, and exercisable at various dates through December 2016 and contingent on various continuous service and performance measurements, of which 39,963 options were forfeited.  In addition 101,014 restricted shares were issued as payment of compensation and consulting services during the year ended June 30, 2009 (see Note 9 for additional details).

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.

The following assumptions were used to estimate the fair value of options granted during the years ended June 30, 2009 and 2008 using the Black-Scholes option-pricing model:

	2009	2008

Expected life of option (years)	2.5	3.0
Risk-free interest rate	1.2%	3.7%
Assumed volatility	70%	37%
Expected dividend rate	0%	0%
Expected forfeiture rate	0%	10%

Time-vested and performance-based stock awards, including stock options and restricted stock, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

A summary of the status of unvested employee stock options as of June 30, 2008 and changes during the period then ended, is presented below:

		Weighted-Average
		Grant Date
Unvested Stock Option Activity	Number of Options	Fair Value Per Share
Balance at June 30, 2007	-0-	-0-
Granted	675,000	0.70
Vested	(391,000)	0.65
Balance at June 30, 2008	284,000	$0.77

Granted	451,410	0.30
Vested	(323,914)	0.63
Forfeited	(39,963)	0.30

Balance at June 30, 2009	371,533	$0.37

As of June 30, 2009, there remains a  total of $118,807 in unrecognized compensation cost related to unvested stock options which through 2012 vest pending certain service based ($81,159 unvested) and performance based ($37,648 unvested) criteria.  In addition, future costs of $42,687 could be recognized during the year ended June 30, 2010 related to the restricted shares issued during the current fiscal year.

NOTE 15 — INCOME TAXES

The Company did not record a provision for federal, state or foreign income taxes for the years ended June 30, 2009 and 2008. The Company has not recorded a benefit for deferred tax assets as its realizability is uncertain.

The Company’s combined effective income tax rate differed from the U.S federal statutory income tax rate as set forth below:

	2009	2008
Income tax benefit computed at the federal statutory rate	-34%	-34%
Foreign rate differential	4%	4%

Change in valuation allowance	30%	30%
Total	0%	0%

Significant components of the Company's net deferred tax assets as of June 30, 2009 and 2008 were as follows:

	2009	2008
Net operating loss carryforwards	$9,812,303	$8,255,175
Foreign loss carryforwards	1,114,442	971,952
Deferred tax asset valuation allowance	(10,926,745)	(9,227,127)
Total deferred tax assets	$-	$-

As of June 30, 2009, the Company had U.S net operating loss carry forwards of approximately $28,900,000 which begins to expire in 2014 for federal tax purposes. The Company also has gross foreign tax loss carry forwards of approximately $3,700,000 that are available to offset future liabilities for foreign income taxes. Substantially all of the foreign tax losses are carried forward indefinitely, subject to certain limitations.

A valuation allowance has been established for certain future income tax benefits related to income tax loss carry forwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. During the twelve months ended June 30, 2009 the valuation allowance increased by $1,699,618.

NOTE 16 — SUBSEQUENT EVENTS

Subsequent events have been evaluated through September 16, 2009, the date these financial statements were issued.

On August 18, 2009, the Company announced the closing of its public offering of common stock and warrants.  ZBB sold 1,791,667 units at $1.20 per unit, consisting of an aggregate of 1,791,667 shares of its common stock and warrants to purchase 358,333 shares of its common stock at an exercise price of $1.33 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.9 million.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.	Controls and Procedures

          (a) Evaluation of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of the end of the period covered by this report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, relating to ZBB Energy Corporation, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the period covered by this report, our disclosure controls and procedures are effective at these reasonable assurance levels.

          (b) Management’s Report on Internal Control over Financial Reporting

          The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation. Additionally, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As of June 30, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in the annual report.

          (c) Changes in Internal Controls over Financial Reporting

          In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2009 annual meeting of shareholders to be held on or about November 4, 2009 and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days of the Company’s year-end.

Item 11.	Executive Compensation
          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2009 annual meeting of shareholders to be held on or about November 4, 2009 and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days of the Company’s year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2009 annual meeting of shareholders to be held on or about November 4, 2009 and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days of the Company’s year-end.

Item 13.	Certain Relationships and Related Transactions
          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2009 annual meeting of shareholders to be held on or about November 4, 2009 and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days of the Company’s year-end.

Item 14.	Principal Accountant Fees and Services
          The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2009 annual meeting of shareholders to be held on or about November 4, 2009 and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days of the Company’s year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2009 and 2008
Consolidated Statements of Operations for the years ended June 30, 2009 and 2008
Consolidated Statements of Changes in Shareholders’ Equity for the Years ended June 30, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended June 30, 2009 and 2008

Financial Statement Schedules

Financial statement schedules have been omitted because they either are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Exhibits

The Exhibit Index immediately preceding the exhibits required to be filed with this report is incorporated herein by reference.

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
10.3
Employment Agreement dated as of October 4, 2006 between ZBB Energy Corporation and Robert J. Parry (1), and as amended and filed with the Commission on June 26, 2009 as an exhibit to the Company’s Current Report on Form 8-K and incorporated by reference herein.

10.4	Employment Agreement dated as of November 1, 2007 between ZBB Energy Corporation and Steven Seeker (7).
10.5	Employment Agreement dated as of July 1, 2008 between ZBB Energy Corporation and Scott Scampini. (7).
10.6	2002 Stock Option Plan of ZBB Energy Corporation incorporated by reference to the Company’s S-8 Registration Statement as filed April 16, 2008 (File No. 333-150268).
10.7	2005 Employee Stock Option Scheme of ZBB Energy Corporation (1).
10.8	2007 Equity Incentive Plan of ZBB Energy Corporation incorporated by reference to the Company’s S-8 Registration Statement as filed April 16, 2008 (File No. 333-150268).
23.1	Consent of Independent Registered Public Accounting Firm (PKF) filed herewith as Exhibit 23.1.
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

(1)	Filed as exhibit to original filing of Registration Statement of the Company on October 27, 2006 (File No. 333-138243).

(2)	Filed as exhibit to Amendment No. 1 to Registration Statement of the Company, as filed on February 13,2007 (File No.333-138243).

(3)	Filed as exhibit to Amendment No. 2 to Registration Statement of the Company, as filed on March 19,2007(File No. 333-138243).

(4)	Filed as exhibit to Amendment No. 3 to Registration Statement of the Company, as filed on April 13,2007(File No. 333-138243).

(5)	Filed as exhibit to Amendment No. 4 to Registration Statement of the Company, as filed on April 26, 2007(File No. 333-138243).

(6)	Filed as exhibit to Amendment No. 6 to Registration Statement of the Company, as filed on June 15, 2007(File No. 333-138243).

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on September 16, 2009, thereunto duly authorized.

ZBB ENERGY CORPORATION

/s/ Robert J. Parry
Robert J. Parry
Chief Executive Officer
(Principal Executive Officer) and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

	Position	Date
/s/ Robert J. Parry	Chief Executive Officer	September 16, 2009
Robert J. Parry	(Principal executive officer) and Director

/s/ Scott W. Scampini	Chief Financial Officer	September 16, 2009
Scott W. Scampini	(Principal financial officer and Principal accounting officer)

/s/ William Mundell	Chairman and Director	September 16, 2009
William Mundell

/s/ Richard A. Payne	Director	September 16, 2009
Richard A. Payne

/s/ Manfred Birnbaum	Director	September 16, 2009
Manfred Birnbaum

/s/ Richard A. Abdoo	Director	September 16, 2009
Richard A. Abdoo

/s/ Paul J. Koeppe	Director	September 16, 2009
Paul J. Koeppe