Form 10-Q
period 2009-09-30
ZBB ENERGY CORP
filed 2009-11-16
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

(262) 253-9800
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐      No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 12, 2009
Common Stock, $.01 par value per share	12,381,214

ZBB Energy Corporation

Form 10-Q

TABLE OF CONTENTS

(*) All of the financial statements contained in this Quarterly Report are unaudited with the exception of the financial information at June 30, 2009, which has been derived from our audited financial statements at that date and should be read in conjunction therewith. Our audited financial statements as of June 30, 2009 and for the year then ended, and the notes thereto, can be found in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on September 18, 2009.

PART I.  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

ZBB ENERGY CORPORATION
Consolidated Balance Sheets

	September 30, 2009	June 30, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,933,087	$2,970,009
Bank certificate of deposit	-	1,000,000
Accounts receivable	53,088	614,154
Interest receivable	-	19,746
Inventories-net of $131,369 and $145,301 allowance	1,210,130	1,023,571
Prepaids and other current assets	85,962	143,173
Total current assets	6,282,267	5,770,653
Long-term assets:
Property, plant and equipment, net	4,488,418	4,578,179
Goodwill	803,079	803,079
Total assets	$11,573,764	$11,151,911
Liabilities and Shareholders' Equity
Current liabilities:
Bank loans	470,026	416,558
Accounts payable	760,539	827,001
Accrued expenses	85,600	66,650
Deferred revenues	407,075	509,627
Accrued compensation and benefits	220,429	151,841
Total current liabilities	1,943,669	1,971,677
Long-term liabilities:
Bank loans	2,388,277	2,399,915
Total liabilities	$4,331,946	$4,371,592
Shareholders' equity
Common stock ($0.01 par value); 150,000,000 authorized 12,381,214 and 10,618,297 shares issued and outstanding	123,813	106,183
Additional paid-in capital	47,461,619	45,549,079
Accumulated other comprehensive (loss)	(1,599,511)	(1,601,576)
Accumulated (deficit)	(38,744,103)	(37,273,367)
Total shareholders' equity	$7,241,818	$6,780,319
Total liabilities and shareholders' equity	$11,573,764	$11,151,911

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Consolidated Statements of Operations

	Three months ended September30,
	2009	2008
	(unaudited)	(unaudited)
Revenues

Product sales and revenues	$82,483	$-
Engineering and development revenues	145,187	291,697
Total Revenues	227,670	291,697
Costs and Expenses

Cost of product sales	76,549	-
Advanced engineering and development	619,162	737,145
Selling, general, and administrative	873,367	785,081
Depreciation	124,217	74,901
Total Costs and Expenses	1,693,295	1,597,127

Loss from Operations	(1,465,625)	(1,305,430)

Other Income (Expense)
Interest income	26,496	53,952
Interest expense	(32,032)	(27,401)
Other income (expense)	425	(15,130)
Total Other Income (Expense)	(5,111)	11,421

Loss before provision for Income Taxes	(1,470,736)	(1,294,009)
Provision for Income Taxes	-	-
Net Loss	$(1,470,736)	$(1,294,009)
Net Loss per share-
Basic and diluted	$(0.13)	$(0.12)
Weighted average shares-basic and diluted:
Basic	11,514,131	10,512,283
Diluted	11,514,131	10,512,283

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Changes in Shareholders' Equity (unaudited)

				Note Receivable	Accumulated Other		TOTAL
	Number of			from	Comprehensive		Shareholders'	Comprehensive
	Shares	Common Stock	Add'l Paid-in Capital	Shareholders	(Loss)	Accumulated Deficit	Equity	(Loss)
Balance: June 30, 2008	10,512,283	$105,123	$45,619,608	$(608,333)	$(1,373,485)	$(31,726,795)	$12,016,118	$(4,731,612)

Stock options expensed			294,114				294,114
Issuance of restricted stock in payment of compensation	101,014	1,010	72,167				73,177
Deferred stock compensation			(72,167)				(72,167)
Amortization of deferred stock compensation			30,490				30,490
Issuance of restricted stock- in payment of consulting fees	5,000	50	13,200				13,250
Reduction of note receivable			(408,333)	608,333			200,000
Net Loss						(5,546,572)	(5,546,572)	$(5,546,572)
Net Translation Adjustment					(228,091)		(228,091)	(228,091)
Balance: June 30, 2009	10,618,297	$106,183	$45,549,079	$-	$(1,601,576)	$(37,273,367)	$6,780,319	$(5,774,663)

Issuance of common stock equity offering net of underwriting fees	1,791,667	17,917	2,024,583				2,042,500
Equity offering costs			(167,224)				(167,224)
Amortization of deferred equity compensation			54,894				54,894
Settlement of stock purchase agreement	(28,750)	(287)	287
Net Loss						(1,470,736)	(1,470,736)	$(1,470,736)
Net Translation Adjustment					2,065		2,065	2,065
Balance:
September 30, 2009	12,381,214	$123,813	$47,461,619	$-	$(1,599,511)	$(38,744,103)	$7,241,818	$(1,468,671)

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation	Three months ended September 30,
Consolidated Statements of Cash Flows	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,470,736)	$(1,294,009)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Depreciation	124,217	74,901
Change in inventory allowance	(13,932)	11,000
Equipment costs reclassified to expenses	-	210,855
Payments applied to note receivable for consulting fees	-	50,000
Stock based compensation	54,894	54,471
(Increase) decrease in operating assets:
Accounts receivable	561,066	(2,223)
Inventories	(172,628)	(131,125)
Prepaids and other current assets	57,211	(27,275)
Other receivables-interest	19,746	6,875
Increase (decrease) in operating liabilities:
Accounts payable	(66,462)	146,869
Accrued compensation and benefits	68,588	(35,667)
Accrued expenses	18,950	-
Deferred revenues	(144,454)	(244,862)
Net cash (used) in operating activities	(963,541)	(1,180,192)
Cash flows from investing activities
Capital expenditures	-	(407,207)
Bank certificate of deposit	1,000,000	-
Net cash provided (used) in investing activities	1,000,000	(407,207)
Cash flows from financing activities
Proceeds from bank loan	156,000.00	-
Repayments of bank loans	(114,168)	(42,447)
Proceeds from public offering - net of underwriter fees	2,042,500	-
Additional public offering costs	(167,224)	-
Net cash provided (used) by financing activities	1,917,108	(42,447)
Effect of exchange rate changes on cash and cash equivalents	9,511	(139,737)
Net increase (decrease) in cash and cash equivalents	1,963,077	(1,769,584)
Cash and cash equivalents - beginning of period	2,970,009	8,451,320

Cash and cash equivalents - end of period	$4,933,087	$6,681,736

Cash paid for interest	$32,032	$27,401

Supplemental schedule of non-cash investing and financing activities:
Investment in joint venture offset by unfulfilled deferred revenue	-	160,000
Stock based compensation	54,894	54,471

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Unaudited Consolidated Financial Statements
September 30, 2009

NOTE 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended June 30, 2009.

 In the opinion of the ZBB Energy Corporation (“ZBB” or the “Company”) management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of September 30, 2009 and the results of operations and statements of cash flows for the periods shown not misleading, have been included.  Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year-ended June 30, 2010.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 2 - Nature of Organization

The Company designs, develops, manufactures and distributes energy storage systems under the product names, ZESS 50 and ZESS 500. The Company also develops and distributes proprietary system integration power electronics under the product name ZESS POWRPECC.  The Company was incorporated under the laws of Wisconsin in 1998.

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

Income Tax

The Company records deferred taxes in accordance with FASB Accounting Standard Codification (“ASC”)  topic 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. There were no deferred tax assets recorded as of September 30, 2009.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset, being the higher of the asset’s fair value less costs to sell, is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed to the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.

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

In July 2007 the Company commenced engineering and product development activities pursuant to the collaborative Advanced Electricity Storage Technologies project (“AEST”) with the Commonwealth of Australia through July 2010 which terms include the receipt of funding of A$3.1 million (approximately US$2.3 million) toward future development costs which include the production and delivery of one 500kWh energy storage system.  During the three months ended September 30, 2009 and 2008, $145,187 and $291,697, respectively, was recognized as revenue based on progress toward completion of the nine performance milestones specified in the contract.

Total revenues of $227,670 and $291,697 were recognized for the three months ended September 30, 2009 and 2008, respectively.

Net Loss per Share

The Company follows the FASB ASC topic 260  “Earnings per Share” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects on net income (loss) per share are excluded (as of September 30, 2009 there were 2,448,510 underlying options and warrants that are excluded).

Stock-Based Compensation

The Company measures all “Share-Based Payments", including grants of stock options and restricted shares, to be recognized in the income statement based on their fair values on the grant date, consistent with FASB ASC topic 718 “Stock Compensation” guidelines.

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

The Company only recognizes expense to its consolidated statement of operations for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period or tranche separately, for all other awards. See Note 13 below.

Advanced engineering and development

The Company expenses advanced engineering and development costs as incurred. These costs consist primarily of labor, overhead, and materials to build prototype units, materials for testing, develop manufacturing processes and include consulting fees and other costs.  To the extent these cost are allowable costs and funded by advanced engineering and development type agreements with outside parties, they will be shown separately on the statement of operations as a “cost of engineering and development contract.”

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

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with the FASB ASC topic 220 “Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net currency translation adjustments applicable for the periods ended September 30, 2009 and 2008 and is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

Fair Value Measurements

The Company considers the carrying values reported in the consolidated balance sheets for current assets and current liabilities qualifying as financial instruments approximate their fair values due to the short-term maturity of such instruments.  It is the management’s opinion that the Company is not exposed to significant interest, price, foreign currency or credit risks arising from these financial instruments.

Recent Accounting Pronouncements

On July 1, 2009, the Company adopted the FASB Accounting Standards Codification ("ASC").  FASB ASC topic 105, “Generally Accepted Accounting Principles”, does not alter current U.S. GAAP but rather integrated existing accounting standards with other authoritative guidance.  The ASC provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance.  The adoption of the ASC did not change our accounting principles.  All prior references to U.S. GAAP have been revised to conform to the ASC. Updates to the ASC are issued in the form of Accounting Standards Updates   ("ASU").

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s financial statements.

In April 2009, new guidance, FASB ASC topic 825 “Financial Instruments” was issued which amends the requirements for disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance became effective for the Company on July 1, 2009 and did not have a material impact on the Company’s consolidated financial statements.

NOTE 4 - INVENTORIES

Inventory balances are comprised of the following amounts as of September 30, 2009:

Raw materials	$901,936
Work in progress	357,559
Finished goods	82,004
Inventory valuation allowance	(131,369)
TOTAL	$1,210,130

NOTE 5– PROPERTY, PLANT & EQUIPMENT

Property, plant & equipment balances are comprised of the following amounts as of September 30, 2009:

Office equipment	$120,977
Manufacturing equipment	4,150,277
Test units	548,334
Building	1,996,134
Land	217,000
7,032,722
Less, accumulated depreciation	(2,544,304)
Net Property, Plant & Equipment	$4,488,418

NOTE 6 – NOTE RECEIVABLE-Shareholder

In July 2006, the Company entered into a common stock purchase agreement with 41 Broadway Associates, LLC.  Under the terms of the agreement the Company sold to 41 Broadway Associates, LLC a total of 294,118 shares for a total consideration of $1,000,000. Both parties also entered into a five year consulting agreement.  During 2009 the Company determined the service agreement to be a minimal future value and effectively cancelled the agreement as of June 30, 2009.

In accordance with the terms of the note agreement, the cancellation of the service agreement, in effect relieved the remaining balance of the note receivable.  Accordingly, the $408,333 remaining balance of the note receivable was written off and applied to additional paid in capital at June 30, 2009.  The cancellation agreement also required 41 Broadway Associates, LLC to forfeit 28,750 of the Company’s common shares, reducing the Company’s common shares issued and outstanding during the current period.

NOTE 7 – COMMON STOCK AND WARRANT OFFERING

On April 30, 2009 the Company filed an S-3 Registration Statement with the SEC, which was declared effective by the SEC on May 13, 2009.  The Company took this action as a proactive measure in anticipation of our possible future needs for additional working capital and further capital expenditures.  On August 18, 2009, the Company completed the closing of a public offering of common stock and warrants.  The Company sold 1,791,667 units at $1.20 per unit, consisting of an aggregate of 1,791,667 shares of its common stock and warrants to purchase 358,333 shares of its common stock at an exercise price of $1.33 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.9 million. Proceeds are expected to be used for capital expenditures and general corporate purposes.

NOTE 8 – BANK LOANS AND NOTES PAYABLE

The Company's debt consisted of the following as of September 30, 2009:

Bank loans-current	$470,026
Bank loans-long term	2,388,277
Total	$2,858,303

On July 1, 2009 the Company entered into a loan agreement to finance new production equipment.  The $156,000 bank note is secured by specific equipment, requiring monthly payments of $4,736 of principal and interest; rate equal to 5.99% per annum; maturity date of December 1, 2013. Principal balance is $144,064 at September 30, 2009.

On November 28, 2008 the Company entered into a loan agreement to finance new production equipment.  The $1,070,000 bank note is secured by specific equipment, requiring monthly payments of $21,000 of principal and interest;  rate equal to the prime rate; maturity date of July 1, 2012. Principal balance is $895,977 at September 30, 2009.

On May 14, 2008 the Company entered into two loan agreements to refinance the building and land in Menomonee Falls, Wisconsin: —The first loan requires a fixed monthly payment of principal and interest at a rate of .25% below the prime rate, with any principal balance due at maturity on June 1, 2018, and secured by the building and land.  Principal balance is $839,351 at September 30, 2009. —The second loan is a secured promissory note guaranteed by the U.S. Small Business Administration, requiring monthly payments of principal and interest at a  rate of 5.5% until May 1, 2028.   Principal balance is $841,255 at September 30, 2009.

On January 22, 2007 the Company refinanced its equipment loan.  The new loan term requires monthly payments of principal and an interest rate equal to the prime rate, maturity date of February 1, 2011.  The loan is secured by a first lien on all business personal property.  Principal balance is $137,656 at September 30, 2009.

Maximum aggregate annual principal payments for the 12 month periods subsequent to September 30, 2009 are as follows:

2010	$470,026
2011	385,677
2012	373,877
2013	283,621
2014	97,455
2015 and thereafter:	1,247,647
$2,858,303

NOTE 9- EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

In 2002 the Company established the 2002 Stock Option Plan (“SOP”) whereby a stock option committee was given the discretion to grant up to 882,353 options to purchase shares to key employees of the Company at exercise prices and dates to be determined by the directors.  No options were exercised and 16,793 options expired during the year ended June 30, 2009. There was no SOP option activity during the three month period ended September 30, 2009 At September 30, 2009 there remains 487,907 options outstanding with exercise prices of not less than $3.59 and exercise dates up to June 30, 2014.  A further 91,200 options are available to be issued under the SOP.

During 2005 the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorizes the board of directors or a committee thereof, to grant options to employees and directors of the Company or any affiliate of the Company. The maximum number of options that may be granted in aggregate at any time under this option scheme or under any other employee option or share plan is the number equivalent to 5% of the total number of issued shares of the Company including all shares underlying options under the Company’s stock option and incentive plans. Options issued expire five years after the vesting date. No options were exercised in fiscal 2009 or during the three month period ended September 30, 2009.  At September 30, 2009, options to purchase 250,000 shares with an exercise price of $3.82 and an expiration date of June 2012 remain outstanding.

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

During the three month period ended September 30, 2009 options to purchase 300,000 shares were granted to directors exercisable at $1.39 per share based on various service based vesting terms from June 2010 through August 2015 and exercisable at various dates through August 2017. Options to purchase an additional 407,549 shares are available to be issued under the 2007 plan.

In aggregate for all plans, at September 30, 2009, the Company has a total of 1,724,354 options outstanding and 498,749 options available for future grant under the SOP, 2005 and the 2007 Plans.

The following table summarizes information relating to the stock options outstanding at September 30, 2009:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average		Average
	Options	Contractual Life	Exercise	Number of	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Options	Price
$1.35 to $1.69	711,447	6.1	$1.46	93,248	$1.35
$3.59 to $3.82	925,000	3.8	$3.65	871,666	$3.66
$3.83 and higher	87,907	0.5	$6.97	87,907	$6.97
Balance at September 30, 2009	1,724,354	4.6	$2.91	1,052,821	$3.73

In addition, under the “2007 Plan” and in conjunction with a salary reduction plan implemented during 2009, 101,014 restricted shares were granted as payment of compensation, of which vesting is 75% service based and 25% performance based.  During the three months ended September 30, 2009, $18,294 was recognized as expense, with a balance of up to $24,392 to be recognized as additional expense during the year ended June 30, 2010.

NOTE 10 - NON RELATED PARTY WARRANTS

At September 30, 2009 there are warrants to purchase 358,333 shares issued and outstanding to various purchasers of Company shares in connection with certain capital raising activities in August 2009, exercisable at $1.33 per share and which expire in August 2015.

At September 30, 2009 there are warrants to purchase 120,023 shares issued and outstanding to Empire Financial Group, Ltd. in connection with certain capital raising activities in 2006, exercisable at $3.23 per share and which expire on September 30, 2011.

At September 30, 2009 there are warrants to purchase 50,000 shares issued and outstanding to Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our United States public offering which are exercisable at $7.20 per share and which expire on June 20, 2012.

At September 30, 2009 there are warrants to purchase 195,800 shares issued and outstanding to Strategic Growth International in connection with capital raising activities in 2006 and 2007, with expiration dates between March 2011 and June 2012 and exercise prices of between $3.75 and $7.20.

The table below summarizes non-related party warrant balances:

Stock Warrants		Weighted-Average
Non-related party activity	Number of Warrants	Exercise Price Per Share

Balance at June 30, 2008	365,823	$4.41
Warrants granted	-	-
Warrants expired	-	-
Warrants exercised	-	-
Balance at June 30, 2009	365,823	$4.41
Warrants granted	358,333	1.33
Warrants expired	-	-
Warrants exercised	-	-
Balance at September 30, 2009	724,156	$2.88

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

The AEST project has total budgeted expenditure for operating and capital items of approximately $4.7 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.3 million (A$2.8 million) is the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities. The Australian Government is providing the project funding of approximately $2.5 million (A$3.1 million) to be paid in accordance with the completion of contracted project milestones and subject to the Company’s compliance with project reporting requirements and demonstrating that the funds already provided to it have been fully spent or will be fully spent in the near future.  There is a balance of approximately $0.7 million in contributions due by the Company to the project in cash and in-kind contributions as of September 30, 2009.

The Company leases its Australian research and development facility from a non-related Australian company.  The current rental is $60,572 per annum (A$71,572) and is subject to an annual CPI adjustment.

Rent expense was $15,188 and $15,333 for the three months ended September 30, 2009 and 2008.

The future payments required under the terms of the lease are as follows:

For the twelve months ended September 30,
2010	$60,752
2011	$60,752
2012	$15,188
TOTAL:	$136,692

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

NOTE 12 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  Retirement plan contributions, mandated at 9% of the employee’s gross compensation, are paid by the Company on behalf of all Australian based employees.

For U.S. employees, the Company has a 401(k) plan.  The Company contributes a maximum of a 4% in matching funds, based on the level of contributions made by the active participants, all of which are 100% vested immediately.

Expenses under these plans were $22,695 and $22,047 for the three months ended September 30, 2009 and 2008.

NOTE 13 — STOCK-BASED COMPENSATION

The Company issues stock options and other stock-based awards to executive management, key employees, and directors under its stock-based compensation plans (see Note 9).

For the three months ended September 30, 2009 and 2008, the Company’s results of operations reflect compensation expense for new stock options granted and vested under its stock incentive plans. The amount recognized in the financial statements related to stock-based compensation was $54,894 and $54,471, based on the grant date fair value of all options vested during the three months ended September 30, 2009 and 2008 respectively.

During the three months ended September 30, 2009 options to purchase 300,000 shares were granted to directors exercisable at $1.39 per share based on various service based vesting terms from June 2010 through August 2015 and exercisable at various dates through August 2017.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2009 using the Black-Scholes option-pricing model:

Expected life of option (years)	2.5
Risk-free interest rate	1.2%
Assumed volatility	70%
Expected dividend rate	0%
Expected forfeiture rate	0%

The weighted-average fair value of the 300,000 options granted during the three months ended September 30, 2009 was approximately $.50 per option using the Black Scholes option-pricing method as of the date of the grant.

Time-vested and performance-based stock awards, including stock options and restricted stock, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.  As of September 30, 2009, the total remaining unrecognized compensation cost related to unvested stock options amounted to $195,980, net of estimated forfeitures, and $24,392 in unrecognized cost related to unvested restricted stock awards.

As of September 30, 2009, there remains a  total of $233,628 in unrecognized compensation cost related to unvested stock options which through 2012 vest pending certain service based ($195,980 unvested) and performance based ($37,648 unvested) criteria.

In addition, future costs of $24,392 could be recognized during balance of the year ended June 30, 2010 related to the restricted shares issued during the 2009 fiscal year.

NOTE 14 — SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 12, 2009, the date these financial statements were issued.

Subsequent to September, 30, 2009 the Company discovered a potential contingency related to certain compensation payments.   On October 31, 2009, the Company entered into a Resignation and Indemnification Agreement (the “Indemnification Agreement”) with Robert J. Parry, its outgoing CEO.  Based on the terms of the Indemnification Agreement and the assessment of this matter as it relates to all compensation payments, the Company does not expect the liability, if any, resulting from this matter to have a material effect on its consolidated balance sheet, statements of operations or cash flows.

The Indemnification Agreement, in announcing Mr. Parry’s retirement as a director and officer of the Company as of October 31, 2009, also triggered the severance clause of Mr. Parry’s employment agreement. As of January 2010, the Company will incur the recognition of severance expense for up to eighteen months of Mr. Parry’s normal compensation plus the Company’s share of taxes, compliance and related costs, including the net effects on stock compensation costs on unvested restricted shares and options.

ZBB ENERGY CORPORATION

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of
Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

•	The inability to maintain adequate levels of liquidity may have an adverse affect on the working capital of the Company.
•	Shortages or delay of supplies of component parts may adversely affect our operating results until alternate sources can be developed.
•	If our common stock is de-listed from the NYSE Amex, (formerly the American Stock Exchange) the common stock will become less liquid.
•	The market for our products is currently evolving and may take longer to develop than we anticipate.
•	Our products must compete against both existing and newly developed technologies.
•	We face competition from larger, more well-established companies and technologies.
•	We face risks associated with our plans to market, distribute and service our products internationally.
•	Sales of our common stock by a major stockholder may have an adverse effect on the market price of our common stock.

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

We design, develop, manufacture and distribute energy storage systems under the product names, ZESS 50 and ZESS 500. We also develop and distribute proprietary system integration power electronics trademarked under the name ZESS POWR PECC (power and energy control center).  Our ZESS energy storage devices are built using a proprietary process based upon our zinc-bromide rechargeable electrical energy storage technology. The modular nature of our zinc-bromide storage device and the ZESS POWR PECC allow systems to be sized to fit any application. Our systems combine these storage devices with ZESS POWR or other power electronics, computer hardware and software that interface with a customer’s power source(s) and distribution system to store electricity during off peak or low demand times and deliver the stored power as desired

Since our inception, until fiscal 2005, when we completed the Australian public offering and began our first major production contract, we were primarily a research and development company with little or no revenues and had developed a number of prototype energy storage systems for field trialing and evaluation by certain power utilities and other commercial operators. Principal among these were large scale systems deployed with Detroit Edison in Michigan, USA and with United Energy in Melbourne, Australia.  We have historically funded our operations primarily through debt and equity financings, government grants and joint ventures.

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

Our production capacity has substantially increased through the delivery of new production equipment received in the last fiscal year.  This new equipment, along with manufacturing ramp-up and automation plans are underway that would enable a significant increase in production capability within several months.  Since our IPO we have continued implementation of our business plan including the repayment of certain indebtedness, initiating manufacturing commercialization and capacity increases, ISO certification and UL listings, and commenced initial commercial marketing of our products into target markets.

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

 Wisconsin based initiatives include an agreement signed during the fiscal 2009 with the Wisconsin Energy Independence Fund to secure $230,000 in support grant funding for the development of our own proprietary power conversion systems for both AC to DC and DC to DC renewable energy applications. We have contracted with a Wisconsin based partner to build and package the power electronics components for two ZESS 50 units that are required to be built under this grant.

  Our earlier projects are all continuing. Most notable is our initiatives in California with the California Energy Commission and the two ZESS 500 systems owned by that group. We have continued to keep these systems maintained, upgraded in terms of control software and operational for continued evaluation. Currently the CEC are identifying new site locations for both systems and we anticipate this relocation to occur during the coming months. We are also continuing our initiatives to establish an integrated solar and storage village power system for off-grid applications in Africa and other strategic locations. This should be enhanced during the coming year by our first African installation managed through our relationship with Likusasa and their capabilities to handle installation, maintenance and monitoring throughout regional Africa. Our demonstration unit installed at Future House USA in Beijing continues to give us a promotional presence in China.  Units are currently in the process of being manufactured, shipped and/or installed in South Africa, Ireland, Alabama, California, Oregon, and Pennsylvania.

On April 30, 2009 we filed an S-3 Registration Statement with the SEC, which was declared effective by the SEC on May 13, 2009.  We took this action as a proactive measure in anticipation of our possible future needs for additional working capital and further capital expenditures.  On August 18, 2009, the Company completed the closing of a public offering of common stock and warrants.  ZBB sold 1,791,667 units at $1.20 per unit, consisting of an aggregate of 1,791,667 shares of its common stock and warrants to purchase 358,333 shares of its common stock at an exercise price of $1.33 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.9 million.

Results of Operations

Three months ended September 30, 2009 and 2008:

Revenue and Other income:

Our revenues for the three months ended September 30, 2009 and 2008 were $227,670 and $291,697, respectively, a decrease of $64,027.  This was result of a decrease in revenues of $146,510 from the Australian AEST project as recognized based on the percentage-of-completion method of accounting for long-term contracts,, offset by an $82,483 increase in revenues resulting from product sales and revenues as compared to the three month period ending September 30, 2008.  Revenues include estimates based on the percentage-of-completion method of accounting for long-term contracts and units completed and shipped during the period.

Other income for the three months ended September 30, 2009 represents interest income of $26,496 compared to $53,952 in the three months ended September 30, 2008, a $27,456 decrease.    Interest income is expected to continue to decrease in future periods as proceeds from the public offering are utilized for capital expenditures and operational purposes and from lower interest rates on the funds invested.

Cost and Expenses and Other Expense:

Total costs and expenses for the three months ended September 30, 2009 and 2008 were $1,693,295 and $1,597,127, respectively. The increase of $96,168 in the three months ended September 30, 2009 was primarily due to increased cost of product sales of $76,549 increases in selling, general, and administrative costs of $88,286, and $49,316 in depreciation expense, and offset by an $117,983 decrease in advanced engineering and development costs  primarily due to reduced activity with the long-term Australian (AEST) contract.

Other expenses for the three months ended September 30, 2009 and 2008 were $31,607 and $42,531, respectively. The decrease of $10,924 in other expenses for three month period ending September 30, 2009 was primarily due to a decrease in other expense of $15,555 offset by a $4,631 increase in interest expenses as compared to the period ended September 30, 2008.

Cost of product sales.   Our cost of contracts for three months ended September 30, 2009 and 2008 were $76,549 and $-0-, respectively. The increase in expense in the three month period ended September 30, 2009 was due to the production and shipment of product in the current period recognized under the completed contract method of accounting.  There was no cost of products recognized in the three month period ended September 30, 2008. The cost of product sales remains relatively high in relation to sales due to the limited levels of commercial activity, resulting in less than optimal economies of scale and limited ability to obtain favorable terms from vendors.

Selling, General and Administrative.  Our selling, general and administrative expense for the three months ended September 30, 2009 and 2008 was $873,367 and $785,081, respectively.  The expense during the current three month period reflected an increase of $88,286 compared to the three month period ending September 30, 2008.   This was primarily result of an addition to the sales and marketing department, and increases in accrued and deferred equity compensation, partially offset by salary and investor relations cost reductions.

Advanced engineering and development. Our engineering and development costs for the three months ended September 30, 2009 and 2008 were $619,162 and $737,145, respectively.  The decrease during the three month period ending September 30, 2009 of $117,983 from the comparable 2008 period was primary due to the decrease in engineering, consulting and materials costs incurred under the multi-year AEST project.

The materials and labor component of the AEST contract, which requires delivery of a 500kWh storage system, has not been separately charged or disclosed under cost of product sales but is included in advanced engineering and development costs. This project will continue to affect expenditures through June 2010 to the extent the costs are required or allowable under the AEST contract.

Net Loss.  Our net loss for the three months ended September 30, 2009 and 2008 was $1,470,736 and $1,294,009, respectively, a $176,727 increase in net loss as compared to the three months ended September 30, 2008.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations were primarily financed through debt and equity financings, government grants and joint ventures.  Total paid in capital as of September 30, 2009 was $47,585,432.   We had a cumulative deficit of $38,744,103 as of September 30, 2009 compared to a cumulative deficit of $37,273,367 as of June 30, 2009.  At September 30, 2009 we had a working capital surplus of $4,338,598 compared to a June 30, 2009 working capital surplus of $3,798,976, the increase due to the net proceeds of approximately $1.9 million for the August 2009 equity offering.  Our shareholders’ equity as of September 30, 2009 and June 30, 2009 was $7,241,818 and $6,780,319, respectively.

We believe that we will have sufficient capital necessary to meet our immediate future operating and capital commitments.  This is based on our conservative business plan that includes current sales contracts which generate positive cash flows, and a rate of expenditure that supports our current operations, including product development and production readiness without additional funding from project financing or equity transactions. However, we believe additional capital is necessary to continue our mid-to-long term growth plans.  Under current economic conditions and absent a substantial increase in new orders, the board of directors has requested that management implement increased cost containment measures.  Actions taken by the board of directors and management in the previous fiscal year and continuing into the current quarter include: 1.) increase in cost saving measures to preserve cash resources; 2.) actively pursue fund raising arrangements, including engaging investment bankers to assist with equity based financing; 3.) focusing our efforts on fund raising and federal stimulus package opportunities; and 4.)  pursue an additional public offering to utilize remaining availability following the August 2009 public equity offering raising, under the “shelf” S-3 Registration Statement, which issued 1,791,667 shares for approximately $1.9 million in net proceeds.

In conjunction with our strategic partners we are actively involved in submitting proposals to the Federal Government in response to Funding Opportunity announcements issued as a result of the American Recovery and Reinvestment Act. These proposals cover opportunities for plant expansion, Smart Grid initiative, renewable energy initiatives as well as research and development opportunities for applications where the Company’s technology could bring a transformational change to market applications that we currently do not address.

On April 30, 2009 we filed an S-3 Registration Statement with the SEC, which was declared effective by the SEC on May 13, 2009.  We took this action as a proactive measure in anticipation of our possible future needs for additional working capital and further capital expenditures.  On August 18, 2009, the Company completed the closing of a public offering of common stock and warrants.  ZBB sold 1,791,667 units at $1.20 per unit, consisting of an aggregate of 1,791,667 shares of its common stock and warrants to purchase 358,333 shares of its common stock at an exercise price of $1.33 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.9 million.

The October 31, 2009 announcement of Mr. Parry’s retirement as a director and officer of the Company will trigger in January 2010 a severance clause of Mr. Parry’s employment agreement.  Under the agreement, his compensation will continue to be paid at monthly by the Company for up to eighteen months.  These payments could be accelerated under the Indemnification Agreement to pay for any U.S. based tax liabilities that are incurred by the Company.  There were also significant levels of legal and compliance costs incurred during the second quarter related to the retirement of Mr. Parry.

Operating Activities

For the three months ended September 30, 2009, net cash used in operations was $963,541. Cash used in operations resulted from a net loss of $1,470,736, reduced by $165,179 in non-cash adjustments and $342,016 in net changes to working capital. These working capital changes increased the cash used in operations from decreases in deferred revenues of $144,455 and accounts payable of $66,462; and increases to inventory of $172,628.  Cash used in operations was reduced by decreases in accounts receivable of $561,066, in other receivables of $19,746, and prepaid and other current assets of $57,211; and increases in accrued compensation of $68,588 and accrued expenses of $18,950.  Non-cash adjustments to operations included $54,894 of stock based compensation expense, $124,217 of depreciation expense, less a $13,932 change in inventory allowance.

For the three months ended September 30, 2008, net cash used in operations was $1,180,192. Cash used in operations resulted primarily from a net loss of $1,294,009.  Changes in working capital impacted cash used in operations with a net $287,408 in additional cash used in operations from decreases in accrued expenses of $35,667; deferred revenues of $244,862; increase to inventory of $131,125;  increase in accounts receivable of $2,223; and prepaid and other current assets of $27,275.  This was offset by increases in accounts payable of $146,869 and a reduction in interest receivable of $6,875.Other non-cash adjustments to cash included long-term assets of $210,855 expensed to costs of engineering and development, $50,000 of non-cash consulting fees, $54,471 of stock options compensation expense,  a $11,000 change in inventory allowance, and $74,901 of depreciation expense.

Investing Activities

For the three months ended September 30, 2009, net cash provided by investing activities was $1,000,000, as result of a decrease in bank certificates of deposits with maturities greater than three months.

For the three months ended September 30, 2008, net cash used in investing activities was $407,207.  All of the net cash used in investing activities related to purchases of property and equipment.

Financing Activities

               For the three months ended September 30, 2009, net cash provided by financing activities was $1,917,107 resulting from $2,042,500 in proceeds from  public offering, net of underwriting fees and $156,000 in additional financing on manufacturing equipment, less $167,224 in additional public offering costs and  repayments of $114,168 of principal on notes payable.

For the three months ended September 30, 2008, net cash used in financing activities was $42,447 consisting of repayments of principal on notes payable.

Known Trends, Market Opportunities and Challenges

We believe that there are specific existing and rapidly emerging market opportunities for the Company’s energy storage   and hybrid power electronic products.

We continue to advance the sales and marketing process in the areas of sales network structure, direct key accounts, strategic relationships, marketing and industry/policy involvement.

We continue to build a direct market pipeline of opportunities which include several electric utilities; companies involved in renewable energy; large renewable energy integrators involved in on-grid and off-grid applications, government facilities and other commercial and industrial opportunities such.

We have advanced the ZBB presence and awareness in the market through involvement in various market conferences (energy storage, wind, and solar, electric utility), direct marketing, marketing materials and web content, as well as continued efforts in media channels and highly visible applications.  For example, the deployment of an off grid system consisting of ZESS 50 energy storage and ZESS POWR PECC hybrid for cell tower application in Africa via ZBB partner Likusasa, and the deployment of the first large scale wind/storage facility on a college campus at the Dundalk Institute of Technology in the Republic of Ireland as well as the deployment of the ZBB Hybrid ZESS POWR PECC and ZESS 50 energy storage to Oregon State University for the advanced study of energy storage with Wind power and the scheduled deployment of ZBB Hybrid ZESS POWR PECC and  ZESS 50 for an off-grid application that optimizes the use of Solar PV, Wind, Hydro, and conventional Diesel Generator as a single power plant.  ZBB is in the process of furthering these marketing and networking efforts with additional marketing activities that will continue to raise the profile of ZBB and the ZESS brands.

We believe that in North America the electric utilities markets’ increasing energy demands on an increasingly fragile transmission and distribution network is forcing both utilities and commercial and industrial customers to adopt distributed storage and delivery systems to increase the reliability and the capacity of the electrical grid. We have designed our products to meet these needs in that they can be combined for use in larger storage applications and/or integrated with renewable energy sources through the use of the ZBB hybrid power electronics. Federal and State Government initiatives to lessen the United States greenhouse gas emissions and dependency on oil and increasing concerns surrounding CO2 emissions are also driving this market sector. We believe that solar and wind energy has grown over the past five years and will continue to grow for so long as fossil fuel prices are increasing. Because both solar and wind are intermittent primary energy sources, both grid connected and off-grid installations require energy storage devices to optimize their capabilities and in many cases the energy storage devices are a necessity for the utilization of renewable energy.

We continue to work in the California energy and utility markets through the California Energy Commission and pursue opportunities with multiple large California Utilities, including Pacific Gas & Electric as well as  the U.S. Department of Energy among others, to install products into the local transmission and distribution network. In November 2008 the State of California amended certain renewable energy rebate programs to include energy storage systems, such as those manufactured and sold by us, when our systems are incorporated as part of either new or existing renewable energy installation as is the case in several of the “smart grid” applications.

We are currently addressing opportunities and engaged in fulfilling orders targeted to renewable energy markets in the United States, Europe, Australia, and Africa with the intention of introducing products and services into these markets.  The United States and governments throughout the world are implementing renewable energy mandates, tax credits, investments, and other incentives related to renewable energy and energy efficiency including the energy storage sector.  As of this report, the current Senate version of The American Recovery and Reinvestment Act of 2009 includes provisions for over $14 billion in amounts to be available for “Energy Efficiency and Renewable Energy” until September 30, 2010, with $2 billion targeted towards grants for the manufacturing of advanced batteries and components as well as hundreds of millions of dollars committed to the demonstration of energy storage in smart grid applications.

In conjunction with our strategic partners we are actively involved in submitting proposals to the Federal Government in response to Funding Opportunity announcements issued as a result of the American Recovery and Reinvestment Act. These proposals cover opportunities for plant expansion, Smart Grid initiative, Renewable Energy Initiatives as well as research and development opportunities for applications where the Company’s technology could bring a transformational change to market applications that we currently do not address.

We have substantially increased production capacity through the delivery of new production equipment received in the last fiscal year.  Our manufacturing ramp-up and automation plans are underway that will enable a significant increase in production capability within several months.

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

A $230,000 funded project with the Wisconsin Energy Independence Fund for the development of our own proprietary power conversion systems for both AC to DC and DC to DC renewable energy applications is nearing completion in December 2009. We have contracted with a Wisconsin based partner to build and package the power electronics components for two units for evaluation with two ZESS 50 systems manufactured under this grant.

We have received and executed the order for Oregon State University for a system consisting of ZBB ZESS 50 energy storage and it’s proprietary Hybrid Power Electronics (ZESS POWR PECC) for the advanced study of wind power and energy storage integration.

We have received and near completion of executing an order for Envinity, a renewable system integrator, for the delivery of two ZESS 50 energy storage devices and  ZESS POWR PECC designed to integrate two solar PV arrays, ten wind turbines, a hydro generator, a conventional generator to provide a single output power plant for an off grid application.

We have received an order for ZESS 50 Energy storage device and ZESS POWR PECC from SEI for the integration of solar PV with energy storage for an on grid dispatchable power plant.

In addition to the other risk factors stated above, and other information relating to our business as referenced in our “Company Background” section, we believe that some of the biggest challenges we face will be gaining market acceptance for our newer products and reaching the renewable energy, utility and other markets that we target. In order to be successful we must also develop a reputation of reliability and quality service.

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

•           Modular system configuration for permanently fixed installation with minimal installation requirements.

•           Complete integrated system offering of products for overall system optimization in performance and site integration when combining the modularity of the ZESS energy storage products (ZESS 50 and ZESS 500) and the modularity aspect of the ZESS POWR PECC to allow  complete integration of ZESS and other energy storage as well as renewable and traditional energy generators.

We believe additional capital is necessary to continue our mid-to-long term growth plans.  Under current economic conditions and absent a substantial increase in new orders, the board of directors has requested that management implement increased cost containment measures.  Actions taken by the board of directors and management in the previous fiscal year and continuing into the current quarter include: 1.) increase in cost saving measures to preserve cash resources; 2.) actively pursue fund raising arrangements, including engaging investment bankers to assist with equity based financing; 3.) focusing our efforts on fund raising and federal stimulus package opportunities; and 4.)  pursue an additional public offering to utilize remaining availability following the August 2009 public equity offering, under the “shelf” S-3 Registration Statement, which issued 1,791,667 shares of common stock and warrants to purchase 358,333 shares of common stock for approximately $1.9 million in net proceeds.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

Item 4.     CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, except with respect to the identification, review and disclosure of related party transactions.  In response to the findings of the recent internal investigation conducted by the audit committee subsequent to the end of the period covered by this report, we are instituting changes to our system of internal controls, including our disclosure controls and procedures, to assist in the identification, review and disclosure of related party transactions.

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

Except as noted above, there have been no other changes in our internal controls over financial reporting or in other factors which could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation..

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

       From the proceeds of our June 2007 United States initial public offering, we incurred approximately $1.2 million in additional offering expenses and retired an aggregate of $4.5 million in indebtedness.  Approximately $13 million of the net proceeds has been used for working capital and investments in manufacturing assets, including expanding our selling and marketing efforts and compliance costs, additional manufacturing capacity, and improvements to the product and manufacturing operations.  The remaining net proceeds have all been applied to temporary investments in bank certificates of deposits and money market funds.

Item 3.	Defaults Upon Senior Securities

 This Item is not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

 This Item is not applicable.

Item 5.	Other Information

This Item is not applicable.

Item 6.     Exhibits  - Filed herewith:

Exhibit   4.1   Form of Common Stock Purchase Warrant incorporated by reference to the Company’s Current Report on Form 8-K dated August 13, 2009.

Exhibit 10.1   Resignation and Indemnification Agreement by and between the Company and Robert J. Parry dated as of October 31, 2009, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2009.

Exhibit 10.2   Independent Contractor Agreement by and between the Company and Paul F. Koeppe dated as of November 2, 2009, incorporated by reference to the Company’s Current Report on Form 8-K dated October 31, 2009.

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

ZBB ENERGY CORPORATION

November 12, 2009	By:	/s/ Paul F. Koeppe
	Name:	Paul F. Koeppe
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 12, 2009	By:	/s/ Scott W. Scampini
	Name:	Scott W. Scampini
	Title:	Executive Vice President and Chief Financial Officer
(Principal financial officer and
Principal accounting officer)