Form 10-K/A
period 2009-06-30
ZBB ENERGY CORP
filed 2010-02-12
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1 to Form 10-K)

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
 Yes  ☐      No       ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes  ☐      No     ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes☐   No☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on June 30, 2009 was $10,535,443.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 12,381,214 Common Shares ($0.01 par value) as of February 10, 2010.
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

ZBB ENERGY CORPORATION

2009 FORM 10-K/A ANNUAL REPORT
TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, initially filed with the Securities Exchange Commission (the “SEC”) on September 18, 2009, (the “Original Filing”) reflects a restatement of the consolidated financial statements of ZBB Energy Corporation for the year ended June 30, 2009 as discussed in Note 16 to the consolidated financial statements. The determination to restate these financial statements and other financial information was made as a result of management’s identification of an error in the recording of revenue on a product shipped on June 30, 2009. The above stated adjustments had no effect on the Company’s cash and cash equivalents balance maintained as of June 30, 2009.

The Company originally recognized approximately $619,000 in revenue in the fourth quarter of fiscal 2009 on a sale of an energy storage system to a customer in Dundalk, Ireland. Although the product was substantially completed, shipped, had received customer factory acceptance and payment in full as of June 30, 2009, transfer of risk and title had not been achieved based on contracted freight terms and as required per Staff Accounting Bulletin 101 prior to the recognition of revenue.  The revenue and related costs of $604,000 have therefore been deferred until the first quarter of fiscal 2010.

This Form 10-K/A amends and restates Items 7, 8 and 9A of Part II of the Original Filing and Part III of the Original Filing as it relates to the supplement to the Company’s definitive proxy statement filed on November 6, 2009.  No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement and the filing of such supplement. This Form 10-K/A does not reflect events after the date of the Original Filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events, except as stated above. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with Part I -Items 1, 1A, 1B, 2, 3, and 4, Part II - Items 5, 6, 7A, 9,  and Part III – Items 10, 11, 12, 13 of the Original Filing which were not amended in this Form 10-K/A.

In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to include an updated consent of the Company’s independent registered public accounting firm and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

The Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing.  Except as described above, no other changes have been made to the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including the Company’s definitive proxy statement filed on September 25, 2009 and supplemented on November 6, 2009.

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

Products

We design, develop, manufacture and distribute energy storage systems and solutions under the trade names ZESS 50, ZESS 500 and ZESS POWR. Our ZESS 50 and ZESS 500 energy storage systems are built using a proprietary process based upon our zinc-bromide rechargeable electrical energy storage technology while our patent pending ZESS POWR hybrid power conversion system is manufactured by our power electronics partners utilizing their standard proven components. The integrated modular nature of our zinc-bromide regenerative fuel cells is a philosophy that has carried through to the ZESS POWR product both in terms of electrical interfaces and packaging which allows our solutions to be sized and packaged into fully configurable energy storage systems of any size and integrated with or without any generating source. Our systems combine the ZESS 50 and/or ZESS 500 modules with  the ZESS POWR, integrated computer hardware and software; and fully integration with customer control systems including remote monitoring and control options for the integration with the customer’s existing electrical power system or as a complete independent power plant.  The complete ZBB portfolio provides the advanced energy storage aspects of recharging during off peak times from any renewable or conventional energy source and discharge power as needed to meet the customer load demand regardless of the connected generation source real time status. Our energy storage solutions address issues related to grid stability and renewable energy intermittency, including:

o	Distributed storage of electrical energy during off peak periods.

■	Re-supply on high demand providing grid reliability and economic benefits.

o	Smoothing / shifting intermittent renewable energy generation.

■	Controlled generation, grid stability and optimal use

o	Enabling energy independence and off-grid applications

o	Green back up power and power quality.

■	Reduce CO2 emission, 24/7 renewable energy availability

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

Markets

ZBB technology fits hand-in-hand with alternative energy growth and deployment. Specifically, we address the following issues in our target markets:

Renewable Energy

■      Store and re-supply generated power during high-demand periods
■      Smooth power delivery from the generator to the grid

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

Smart Grid

■      Goal of the Smart Grid - to maximize the efficiency of existing generating facilities and accommodate the integration of renewable power resources.
■      Evolution of the Smart Grid will depend on cost effective energy storage

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

Industrial and Commercial Users

■      Implement smart metering to use grid-power when cost efficient (e.g. peak shaving)
■      Remote & off-grid applications
■      Reduce environmental impact (“going green”)

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

Utility Applications for Transmission & Distribution Network Support

■      Mitigates congestion
■      Defers sub-station capex
■      Distributed Energy Resource
■      Implement peak shaving  and manage cost efficiency
■      Renewable energy regulation and generation shifting
■      Reduce grid vulnerability

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

We believe that our product has certain superior functionality characteristics over the leading lead acid technology of comparable 50kWh system, including:

	Zinc-Bromide	Lead Acid

Discharge	Ability to discharge 100% of its power and maintain a level of energy regardless of the discharge rate.	Discharges approximately 65% of its energy, however will be different depending upon the rate in which the energy is discharged

Recharge	4 to 4 ½ hours for full recharge	Up to 20 hours for full recharge

Cycle Life	2,000 full charge/deep discharge cycles from 100% SOC and up to 15,000 with less than 100% SOC,	750 full charge/regular discharge
	maintains some functionality after	cycles, almost no functionality at end
	cycle life, requires replacement of	of cycle life; requires complete field
	cell stack components only	replacement and proper disposal.

Composition	Plastic components	Lead
	(corrosion free, lower weight)	(heavy weight, corrosion of grids)

Space Requirements	Less	Substantially more

Design Format	Modular	Not modular, requires large balance of
plant and infrastructure development.

Environmental	Recyclable; zinc-bromine is a non-toxic,	Contains lead; difficult to recycle and
	water based solution	dispose of; toxicity issues,

Maintenance	Negligible, modular configuration allows	10%-15% (estimated) of capital cost per
	easy replacement of parts	annum

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

Sodium Sulphur (NaS) — A battery consisting of molten liquid sulfur at the positive electrode and molten metallic sodium at the negative electrode, separated by a solid beta alumina ceramic electrolyte. The battery for this device must always be maintained at high temperatures of approximately 300° C to allow the process to occur.  This solution consists of significant installation effort and is typically of much larger or centralized type of energy storage as opposed to a distributed approach. ..

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

ZBB has recently filed for patent (patent pending) “Method and apparatus for controlling a hybrid power system” for its unique modular, flexible and standardized power electronics topology known as the ZESS POWR Power and Energy Control Center (PECC) for providing a single product integration of any combination of ZESS products, any combination of renewable energy sources and any combination of conventional generating sources; while providing a single or multiple outputs for a customers use, whether that be a grid connect system, and off grid system or a DC distribution system at any voltage level or a combination of all of the above.

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

Item 3.                  Legal Proceedings

None.

Item 4.                  Submission of Matters to a Vote of Securities Holders

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in the previous columns)

Equity compensation plans approved by security holders	1,424,354	(1)(2)(3)	$3.24	798,749	(1)(2)

Equity compensation plans not approved by security holders	—		—	—

Total	1,424,354		$3.24	798,749

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

The financial information presented herein gives effect to the restatements discussed in Note 16 to the consolidated financial statements, and includes: (i) Consolidated Balance Sheets as of June 30, 2009  (restated) and 2008 (ii) Consolidated Statements of Operations for the years ended June 30, 2009 (restated) and 2008 (iii) Consolidated Statement of Changes in Shareholders’ Equity for the years ended June 30, 2009 (restated) and 2008 (iv) Consolidated Statements of Cash Flows for the years ended June 30, 2009 (restated) and 2008.

Forward-Looking Statements

     The statements contained in this Annual Report on Form 10-K/A that are not historical facts, including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” “anticipates” or “continues” or the negative thereof of other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. These statements are based on the Company’s current expectations of future events and are subject to a number of risks and uncertainties that may cause the Company’s actual results to differ materially from those described in the forward-looking statements. These risks and uncertainties include, continued ability to maintain positive cash flow from results of operations, continued evaluation of goodwill for impairment and the Company’s development and production of competitive technologies in our market sector, among others. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. These risks and uncertainties are disclosed from time to time in the Company’s filings with the Securities and Exchange Commission, the Company’s press releases and in oral statements made by or with the approval of authorized personnel. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

Product sales orders that have relatively short duration (typically less than one year) normally use the completed-contract method of revenue recognition rather than the percentage-of-completion method.  Revenues are recognized when the sales price is fixed, collectability is reasonably assured, the product has received customer acceptance and either title or risk of loss has transferred to the customer. Typically, these conditions are met at the time the product is delivered to the customer. The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in net sales. The Company reports its sales net of actual sales returns.

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

Costs incurred in bringing each product to its present location and conditions are accounted for as follows:

●	Raw materials – purchased cost of direct material
●	Finished goods and work-in-progress – purchased cost of direct material plus direct labor plus a proportion of manufacturing overheads.

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

Our current contracts include a collaborative project (Advanced Electricity Storage Technologies project) with the Commonwealth of Australia which commenced July 2007 and running through July 2010, which includes the payment to the Company of $2.6 million for future development costs and which includes the production and delivery of one 500kWh energy storage system for installation into a renewable energy site in Australia. In December 2008 we received an order for a Zess 500 system to be installed in conjunction with existing wind energy assets at the Dundalk Institute of Technology in the Republic of Ireland, which was produced and shipped during the year ended June 30, 2009 (revenue to be recognized in fiscal 2010).

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

Results of Operations

Years ended June 30, 2009 and 2008:

Revenue and Other income:

Our revenues for the years ended June 30, 2009 and 2008 were $1,156,792 and $1,279,599, respectively, a decrease of $122,807.  This was the result of a decrease in revenues of $235,068 from commercial product sales and revenues, and an $112,261 increase in engineering and development revenues as compared to the year ending June 30, 2008.  Revenues include estimates based on the percentage-of-completion method of accounting for long-term contracts.

Other income for the year ended June 30, 2009 reflects a decrease in interest income of $360,585 compared to the year ended June 30, 2008, and a decrease of $54,595 in other income, primarily due to reductions in rental income.  The decrease in interest income is a result of decreasing cash balances invested from the proceeds of the Company’s U.S. public offering in June 2007.    Interest income is expected to continue to decrease in future periods as proceeds from the public offering are utilized for capital expenditures and operational purposes and from lower interest rates on the funds invested.

 Cost and Expenses and Other Expense:

Total costs and expenses for the year ended June 30, 2009 and 2008 were $6,667,934 and $6,525,444, respectively. This increase of $142,490 in the year ended June 30, 2009 was primarily due to  increased costs of  $300,671 related to additional engineering and development activities as required under the AEST , and increases in selling, general, and administrative costs of $124,146, and reductions of $244,283 in cost of product sales.  These increases in costs were partially offset by a decrease of $38,044 in depreciation expense.

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

Cost of product sales.   Our cost of product sales for the years ended June 30, 2009 and 2008 were $56,468 and $300,751, respectively.  The decrease in expense in the year ended June 30, 2009 was primarily due to the reductions in revenue recognized and the related cost of product sales on units completed and shipped under the completed contract method of revenue recognition.  Revenue recognition and related production expenses incurred on the 500 Kwh system shipped to Dundalk Institute of Technology, Ireland on June 30, 2009 has been deferred until the first quarter of 2010.

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

Net Loss.  Our net loss for the years ended June 30, 2009 and 2008 was $5,561,056 and $4,904,663, respectively, resulting in a $656,393 increase in net loss as compared to the year ended June 30, 2008.  In summary, this increase in loss was primarily the result of a $122,807 decrease in revenues, $142,490 increase in operating costs, a reduction of $360,585 in interest income, and reductions in other income and expense of $30,511.

Liquidity and Capital Resources

Since our inception, our research, development, and operations were primarily financed through debt and equity financings and government grants and projects.  Total paid in capital as of June 30, 2009 was $45,655,262.   We had a cumulative deficit of $37,287,851 as of June 30, 2009 compared to a cumulative deficit of $31,726,795 as of June 30, 2008.  At June 30, 2009 we had a working capital surplus of $3,784,491 and as of June 30, 2008 a working capital surplus of $8,611,872.  Our shareholders’ equity as of June 30, 2009 and June 30, 2008 was $6,765,835 and $12,016,118, respectively.

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

Operating Activities
           For the year ended June 30, 2009, net cash used in operations was $4,223,478.  Cash used in operations resulted from a net loss of $5,561,056, reduced by $236,662 in net changes to working capital and also reduced by other net adjustments to reconcile net loss to cash of $1,100,916.  Changes to working capital providing cash to operations resulted from decreases in other  receivables of $61,083, and increases to accounts payable of $247,499, accrued compensation of $22,092, accrued expenses of $25,765, and deferred revenues of $717,539.  Cash used in operations resulted from increases to accounts receivable of $609,987, prepaid and other current assets of $41,799, and inventories of $185,530.  Other adjustments increasing the net cash used in operations was $277,896 of depreciation, $372,855 of equipment costs reclassified to expenses, $200,000 of consulting fees applied to note receivable, and $338,864 of stock based compensation; and a decrease to cash resulting from an $88,699 reduction in the inventory allowance.

For the year ended June 30, 2008, net cash used in operations was $4,379,777 after adding back non-cash items of $888,230 consisting primarily of depreciation, stock based compensation, consulting fees applied to shareholder note receivable, and equipment used in operations.  Sources of cash provided by operations resulted from a decrease in accounts receivable of $188,602; and increases in accrued expenses of $45,603 and deferred revenues of $308,395.  Cash used in operations resulted from increases in inventory (net of $234,000 increase in inventory allowance) of $40,318, prepaid and other current assets of $235,485, and interest receivable of $44,227; and decreases in accounts payable of $228,664 and accrued expenses of $357,250.

Investing Activities

For the year ended June 30, 2009, net cash used in investing activities was $1,889,658.  Cash used in investing activities resulted from $889,658 in purchases of property and equipment, and $1,000,000 in net increases in bank certificates of deposits with maturities greater than three months.

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

As discussed in note 16 to the consolidated financial statements, the Company has restated the accompanying consolidated financial statements as of and for the year ended June 30, 2009.

/s/PKF
Certified Public Accountants
A Professional Corporation

New York, New York
September 16, 2009, except as to Note 16, which is as of February 10, 2010

ZBB ENERGY CORPORATION
Consolidated Balance Sheets

	(As restated -
	See Note 16)
	June 30, 2009	June 30, 2008

Assets
Current assets:
Cash and cash equivalents	$2,970,009	$8,451,320
Bank certificate of deposit	1,000,000	-
Accounts receivable	614,154	4,167
Interest receivable	19,746	80,829
Inventories-net of $145,301 and $234,000 allowance	1,587,113	1,312,885
Prepaids and other current assets	143,173	316,274
Total current assets	6,334,195	10,165,475
Long-term assets:
Property, plant and equipment, net	4,578,180	4,240,640
Investment in joint venture	-	242,350
Goodwill	803,079	803,079
Total assets	$11,715,454	$15,451,544
Liabilities and Shareholders' Equity
Current liabilities:
Bank loans	416,558	171,634
Accounts payable	827,001	607,520
Accrued expenses	25,765	-
Deferred revenues	1,128,539	644,700
Accrued compensation and benefits	151,841	129,749
Total current liabilites	2,549,704	1,553,603
Long-term liabilities:
Bank loans	2,399,915	1,881,823
Total liabilities	4,949,619	$3,435,426
Shareholders' equity
Common stock ($0.01 par value); 150,000,000 authorized 10,618,297 and 10,512,283 shares issued and outstanding	106,183	105,123
Additional paid-in capital	45,549,079	45,619,608
Note receivable from shareholders	-	(608,333)
Accumulated other comprehensive (loss)	(1,601,576)	(1,373,485)
Accumulated (deficit)	(37,287,851)	(31,726,795)
Total shareholders' equity	$6,765,835	$12,016,118
Total liabilities and shareholders' equity	$11,715,454	$15,451,544

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Consolidated Statements of Operations

	For the year ended
	(As Restated -
	See Note 16)
	June 30, 2009	June 30, 2008

Revenues

Product sales and revenues	$67,995	$303,063
Engineering and development revenues	1,088,797	976,536
Total Revenues	1,156,792	1,279,599
Costs and Expenses

Cost of product sales	56,468	300,751
Advanced engineering and development	2,859,094	2,558,423
Selling, general, and administrative	3,474,476	3,350,330
Depreciation	277,896	315,940
Total Costs and Expenses	6,667,934	6,525,444

Loss from Operations	(5,511,142)	(5,245,845)

Other Income (Expense)
Interest income	145,088	505,673
Interest expense	(182,074)	(153,345)
Finance costs	-	(52,813)
Other income (expense)	(12,928)	41,667
Total Other Income (Expense)	(49,914)	341,182

Loss before provision for Income Taxes	(5,561,056)	(4,904,663)
Provision for Income Taxes	-	-
Net Loss	$(5,561,056)	$(4,904,663)
Net Loss per share-
Basic and diluted	$(0.53)	$(0.47)
Weighted average shares-basic and diluted:
Basic	10,547,621	10,463,579
Diluted	10,547,621	10,463,579

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Changes in Shareholders' Equity (restated)

				Note Receivable	Accumulated Other		TOTAL
	Number of		Add'l Paid-in	from	Comprehensive		Shareholders'	Comprehensive
	Shares	Common Stock	Capital	Shareholders	(Loss)	Accumulated Deficit	Equity	(Loss)
Balance: June 30, 2007	10,087,090	$100,871	$44,994,333	$(808,333)	$(1,546,537)	$(26,822,131)	$15,918,203

Issuance of common stock-
note conversions	159,256	1,593	473,644				475,237
Issuance of common stock -
Montgomery warrants	265,937	2,659	(2,659)
Reduction of note receivable
from stockholder				200,000			200,000
Public offering costs			(100,000)				(100,000)
Stock options expensed			254,290				254,290
Net Loss						(4,904,663)	(4,904,663)	$(4,904,663)
Net Translation Adjustment					173,051		173,051	173,051
Balance: June 30, 2008	10,512,283	$105,123	$45,619,608	$(608,333)	$(1,373,485)	$(31,726,795)	$12,016,118	$(4,731,612)

Stock options expensed			294,114				294,114
Issuance of restricted stock in
payment of compensation	101,014	1,010	72,167				73,177
Deferred stock compensation			(72,167)				(72,167)
Amortization of deferred
stock compensation			30,490				30,490
Issuance of restricted stock-
in payment of
consulting fees	5,000	50	13,200				13,250
Reduction of note receivable			(408,333)	608,333			200,000
Net Loss, as restated						(5,561,056)	(5,561,056)	$(5,561,056)
Net Translation Adjustment					(228,091)		(228,091)	(228,091)
Balance: (restated)
June 30, 2009	10,618,297	$106,183	$45,549,079	$-	$(1,601,576)	$(37,287,851)	$6,765,835	$(5,789,147)

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation	For the year ended
	(As Restated -
	See Note 16)
Consolidated Statements of Cash Flows	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net loss	$(5,561,056)	$(4,904,663)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	277,896	315,940
Change in inventory allowance	(88,699)	234,000
Equipment costs reclassified to expenses	372,855	118,000
Payments applied to note receivable for consulting fees	200,000	200,000
Stock based compensation	338,864	254,290
(Increase) decrease in operating assets:
Accounts receivable	(609,987)	188,602
Inventories	(185,530)	(274,318)
Prepaids and other current assets	(41,799)	(235,485)
Other receivables-interest	61,083	(44,227)
Increase (decrease) in operating liabilities:
Accounts payable	247,499	(228,664)
Accrued compensation and benefits	22,092	45,603
Accrued expenses	25,765	(357,250)
Deferred revenues	717,539	308,395
Net cash (used) in operating activities	(4,223,478)	(4,379,777)
Cash flows from investing activities
Capital expenditures	(889,658)	(721,468)
Bank certificate of deposit	(1,000,000)	-
Net cash (used) in investing activities	(1,889,658)	(721,468)
Cash flows from financing activities
Proceeds from refinancing of bank loan	1,070,000	1,760,000
Repayments of bank loans	(306,984)	(1,882,634)
Proceeds (repayments) of notes payable	-	(4,047,823)
Additional public offering costs	-	(100,000)
Net cash provided (used) by financing activities	763,016	(4,270,457)
Effect of exchange rate changes on cash and cash equivalents	(131,192)	-
Net (decrease) in cash and cash equivalents	(5,481,311)	(9,371,702)
Cash and cash equivalents - beginning of year	8,451,320	17,823,022

Cash and cash equivalents - end of period	$2,970,009	$8,451,320

Cash paid for interest	$121,468	$153,345

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock pursuant to conversion of convertible notes	-	475,237
Investment in joint venture offset by unfulfilled deferred revenue	160,000	-
Equipment expensed to cost of contracts	372,855	118,000
Stock based compensation	338,864	254,290

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Consolidated Financial Statements (restated)
June 30, 2009

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

Product sales orders that have relatively short duration (typically less than one year) normally use the completed-contract method of revenue recognition rather than the percentage-of-completion method.  Revenues are recognized when the sales price is fixed, collectability is reasonably assured, the product has received customer acceptance and either title or risk of loss has transferred to the customer. Typically, these conditions are met at the time the product is shipped to the customer in accordance with stated shipping terms. The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in net sales. The Company reports its sales net of actual sales returns.

Revenue recognition on energy storage system long-term contracts utilizes the percentage-of-completion method which recognizes revenue proportionally as costs are incurred and compared to the estimated total costs for each contract.  This has historically been the predominant method used in estimating revenues recognized by the Company.

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

Total revenues of $1,156,792 and $1,279,599 were recognized for the years ended June 30, 2009 and 2008, respectively, and were comprised of two significant customers in 2009 and one significant customer in 2008.

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

NOTE 3 - INVENTORIES

Inventory balances are comprised of the following amounts as of June 30:
	Restated 2009	2008

Raw materials	$766,871	$1,013,467
Work in progress	402,001	253,714
Finished goods	563,532	279,704
Inventory valuation allowance	(145,301)	(234,000)
TOTAL	$1,587,113	$1,312,885

NOTE 4– PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment balances are comprised of the following amounts as of June 30:

	2009	2008

Office equipment	$115,809	$127,196
Manufacturing equipment	4,091,587	3,430,095
Test units	534,591	707,470
Building	1,996,134	1,996,134
Land	217,000	217,000
	6,955,121	6,477,895
Less accumulated depreciation	(2,376,941)	(2,237,255)

Net Property, Plant & Equipment	$4,578,180	$4,240,640

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

NOTE 16 — RESTATEMENT

The Company is restating its previously issued consolidated financial statements as of and for the year ended June 30, 2009 due to an accounting error related to revenue recognition.

The Company originally recognized approximately $619,000 in revenue in the fourth quarter of fiscal 2009 on an international shipment of equipment to Dundalk, Ireland. Although the product was tested, accepted, shipped and payment was received  in full as of June 30, 2009, transfer of risk and title had not been achieved based on the contracted freight terms, therefore all the criteria as specified in SEC Staff Accounting Bulletin 101 had not been achieved.

As a result, the Company has restated the accompanying consolidated financial statement as of and for the fiscal year ended June 30, 2009. The effects of the restatement are as follows:

Effects on Consolidated Balance Sheet as of June 30, 2009

	As Previously
	Reported	As Restated
Inventory	$1,023,571	$1,587,113
Total current assets	5,770,653	6,334,195
Total assets	11,151,911	11,715,454
Accrued expenses	66,650	25,765
Deferred revenues	509,627	1,128,539
Total current liabilities	1,971,677	2,549,704
Total liabilities	4,371,592	4,949,619
Accumulated (deficit)	(37,273,367)	(37,287,851)
Total shareholders’ equity	6,780,319	6,765,835
Total liabilities and shareholders’ equity	11,151,911	11,715,454

Effects on Consolidated Statement of Operations for the fiscal year ended June 30, 2009

	As Previously
	Reported	As Restated
Product sales and revenues	$686,906	$67,995
Total Revenues	1,775,703	1,156,792
Cost of product sales	640,710	56,468
Loss from Operations	(5,476,473)	(5,511,142)
Other income (expense)	(70,099)	(49,914)
Net Loss	(5,546,572)	(5,561,056)

NOTE 17 — SUBSEQUENT EVENTS

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

Restatement of Previously Issued Financial Statements

On February 4, 2010 the Company announced that its Audit Committee and Management determined a customer contract recorded in June 2009 did not properly meet the delivery criteria under Staff Accounting Bulletin No. 101 to qualify for revenue recognition and that other contract arrangements were not considered when revenue was recorded. As a result, the Company announced that the previously issued consolidated financial statement for the fiscal year ended June 30, 2009 included in the Company's Form 10-K, and the consolidated financial statement for the fiscal quarter ended September 30, 2009 included in the Company's Form 10-Q, should no longer be relied upon.

In recording the revenue transaction for the fiscal year ended June 30, 2009 management analyzed the customer contract and used the following judgments in considering if the revenue recognition criteria was met 1) the equipment was shipped on or prior to June 30, 2009, 2) the customer had paid for the equipment in full prior to shipment and 3) the customer had signed off on the functionality of the equipment prior to shipment. Delivery terms CIF (cost, insurance, and freight) were not met, however, management had originally determined delivery was met by a “Bill and Hold” arrangement. In addition, the Company's procedures failed to identify the existence of a maintenance agreement and a commissioning charge that were separately stated in the customer agreement.

 Evaluation of Disclosure Controls and Procedures (restated)

At the time the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 was filed on September 18, 2009, the former Chief Executive Officer and current Chief Financial Officer concluded that the disclosure controls and procedures were effective as of June 30, 2009. Subsequent to that evaluation, management, including the present Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the present Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of material weaknesses in the Company’s internal control over financial reporting described further below.

 Management’s Report on Internal Control over Financial Reporting (restated)

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

—pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
—provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
— provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

As a result of the misstatement discussed above and in Note 16 to the consolidated financial statements in this Form 10-K/A and the material weaknesses discussed below, management, including the Company’s present Chief Executive Officer and Chief Financial Officer reassessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009. In making this re-assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s re-assessment, management is restating its original report and has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2009 due to the fact that there was a material weakness in its internal control over financial reporting as discussed below.

Specifically, management identified: (i) control deficiencies in its internal controls associated with revenue recognition processes that constitute a material weakness, and (ii) the need to restate prior period financial statements. The material weakness in internal control over financial reporting identified is as follows:

Revenue Recognition - The control over the timing of the recording of equipment sales was improperly designed and was not effective in capturing the accuracy, completeness, and timing of equipment shipped at the end of a reporting period and identifying any other arrangements within a customer agreement. The controls that had been in place focused primarily on the review of internal Company documentation to ensure customers’ agreements were valid and authorized; however, the controls were not effective in recording completely and accurately the arrangements in the appropriate accounting periods.

Changes in Internal Controls over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Remediation Plan

Management has implemented procedures to improve the identification, capture, review, approval, and recording of all customer contracts in the appropriate accounting period. The Company has contracted with an independent accounting consultant to assist in implementing revenue recognition procedures which has since been instituted. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Management believes the foregoing efforts will effectively remediate this material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2009 annual meeting of shareholders to be held on November 16, 2009 and is incorporated herein, as supplemented, by reference.

Item 11.	Executive Compensation
The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2009 annual meeting of shareholders to be held on November 16, 2009 and is incorporated herein, as supplemented, by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2009 annual meeting of shareholders to be held on November 16, 2009 and is incorporated herein, as supplemented, by reference.

Item 13.	Certain Relationships and Related Transactions
The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2009 annual meeting of shareholders to be held on November 16, 2009 and is incorporated herein, as supplemented, by reference.

Item 14.	Principal Accountant Fees and Services
The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2009 annual meeting of shareholders to be held on November 16, 2009 and is incorporated herein, as supplemented, by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2009 (restated) and 2008
Consolidated Statements of Operations for the years ended June 30, 2009 (restated) and 2008
Consolidated Statements of Changes in Shareholders’ Equity for the Years ended June 30, 2009 (restated) and 2008
Consolidated Statements of Cash Flows for the years ended June 30, 2009 (restated) and 2008

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

(1)	Filed as exhibit to original filing of Registration Statement of the Company on October 27, 2006 (File No. 333-138243).

(2)	Filed as exhibit to Amendment No. 1 to Registration Statement of the Company, as filed on February 13,2007 (File No.333-138243).

(3)	Filed as exhibit to Amendment No. 2 to Registration Statement of the Company,as filed on March 19,2007(File No. 333-138243).

(4)	Filed as exhibit to Amendment No. 3 to Registration Statement of the Company, as filed on April 13,2007(File No. 333-138243).

(5)	Filed as exhibit to Amendment No. 4 to Registration Statement of the Company,as filed on April 26, 2007(File No. 333-138243).

(6)	Filed as exhibit to Amendment No. 6 to Registration Statement of the Company, as filed on June 15, 2007(File No. 333-138243).

(7)	Filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on February 10, 2010, thereunto duly authorized.

ZBB ENERGY CORPORATION

/s/ Eric C.Apfelbach
Eric C.Apfelbach
Chief Executive Officer
(Principal Executive Officer) and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

	Position	Date
/s/ Eric C. Apfelbach	Chief Executive Officer	February 10, 2010
Eric C. Apfelbach	(Principal executive officer) and Director

/s/ Scott W. Scampini	Chief Financial Officer	February 10, 2010
Scott W. Scampini	(Principal financial officer and Principal accounting officer)

/s/ William Mundell	Chairman and Director	February 10, 2010
William Mundell

/s/ Richard A. Payne	Director	February 10, 2010
Richard A. Payne

/s/ Manfred Birnbaum	Director	February 10, 2010
Manfred Birnbaum

/s/ Richard A. Abdoo	Director	February 10, 2010
Richard A. Abdoo

/s/ Paul F. Koeppe	Director	February 10, 2010
Paul F. Koeppe