Form 10-Q/A
period 2009-09-30
ZBB ENERGY CORP
filed 2010-02-12
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

(262) 253-9800
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes ☐      No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 12, 2009
Common Stock, $.01 par value per share	12,381,214

ZBB ENERGY CORPORATION
FORM 10-Q/A
EXPLANATORY NOTE

We are filing this Amended Quarterly Report on Form 10-Q/A (the “Amended Filing” or "Form 10-Q/A") to our Quarterly Report on Form 10-Q for the three month period ended September 30, 2009 (the “Original Filing”) to amend and restate our unaudited consolidated financial statements and related disclosures for the three month period ended September 30, 2009, as discussed in Note 14 to the accompanying restated unaudited consolidated financial statements. The Original Filing was filed with the Securities and Exchange Commission (“SEC”) on November 16, 2009.

Background of the Restatement

On February 4, 2010, the Company announced that its Audit Committee and Management determined a customer contract recorded in June 2009 did not properly meet the delivery criteria under Staff Accounting Bulletin No. 101 to qualify for revenue recognition and that other contract arrangements were not considered when revenue was recorded.  As a result, the Company announced that the previously issued consolidated financial statements for the fiscal year ended June 30, 2009 included in the Company's fiscal 2009 Form 10-K, and the consolidated financial statements for the fiscal quarter ended September 30, 2009 included in the Original Filing should no longer be relied upon.

In recording the revenue transaction for the fiscal year ended June 30, 2009 management analyzed the customer contract and used the following judgments in considering if the revenue recognition criteria was met 1) the equipment was shipped on or prior to June 30, 2009, 2) the customer had paid for the equipment in full prior to shipment and 3) the customer had signed off on the functionality of the equipment prior to shipment.  Delivery terms CIF (cost, insurance, and freight) were not met, however, management had originally determined delivery was met by a “Bill and Hold” arrangement. The net revenue of $609,000 and related costs were therefore deferred until the first quarter of fiscal 2010.

For the convenience of the reader, this Amended Filing sets forth the Original Filing in its entirety, as modified and superseded where necessary to reflect the restatement. The following items have been amended principally as a result of, and to reflect, the restatement:

• Part I — Item 1. Financial Statements;
• Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations;
• Part I — Item 4. Controls and Procedures;
• Part II —Item 6. Exhibits.

In accordance with applicable SEC rules, this Amended Filing includes certifications from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. The remaining Items contained within this Amended Filing consist of all other Items contained in the Original Filing and are included for the convenience of the reader. The sections of the Form 10-Q which were not amended are unchanged and continue in full force and effect as originally filed. This Amended Filing speaks as of the date of the Original Filing on the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date other than the items discussed above and resulting in the restatement of the Company’s consolidated financial statements.

Restatement of Other Financial Statements

With the filing of this Form 10-Q/A, we are concurrently filing an amendment to our Annual Report on Form 10-K for fiscal 2009. The amendment to our Annual Report on Form 10-K/A is being filed to restate our consolidated financial statements for the fiscal year ended June 30, 2009.

ZBB Energy Corporation

Form 10-Q/A

TABLE OF CONTENTS

(*) All of the financial statements contained in this Quarterly Report are unaudited with the exception of the financial information at June 30, 2009, which has been derived from our audited financial statements at that date and should be read in conjunction therewith. Our audited financial statements as of June 30, 2009 and for the year then ended, and the notes thereto, can be found in our Annual Report on Form 10-K /A, which was  filed with the Securities and Exchange Commission concurrently with the filing of this amended quarterly report Filed on Form 10-Q/A.  This Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

PART I.  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

ZBB ENERGY CORPORATION
Consolidated Balance Sheets

	September 30, 2009	June 30, 2009
	(unaudited and restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$4,933,087	$2,970,009
Bank certificate of deposit	-	1,000,000
Accounts receivable	53,088	614,154
Interest receivable	-	19,746
Inventories-net of $131,369 and $145,301 allowance	1,210,130	1,587,113
Prepaids and other current assets	85,962	143,173
Total current assets	6,282,267	6,334,195
Long-term assets:
Property, plant and equipment, net	4,488,418	4,578,180
Goodwill	803,079	803,079
Total assets	$11,573,764	$11,715,454
Liabilities and Shareholders' Equity
Current liabilities:
Bank loans	470,026	416,558
Accounts payable	760,539	827,001
Accrued expenses	70,910	25,765
Deferred revenues	441,744	1,128,539
Accrued compensation and benefits	220,429	151,841
Total current liabilities	1,963,648	2,549,704
Long-term liabilities:
Bank loans	2,388,277	2,399,915
Total liabilities	$4,351,925	$4,949,619
Shareholders' equity
Common stock ($0.01 par value); 150,000,000 authorized 12,381,214 and 10,618,297 shares issued and outstanding	123,813	106,183
Additional paid-in capital	47,461,619	45,549,079
Accumulated other comprehensive (loss)	(1,599,511)	(1,601,576)
Accumulated (deficit)	(38,764,082)	(37,287,851)
Total shareholders' equity	$7,221,839	$6,765,835
Total liabilities and shareholders' equity	$11,573,764	$11,715,454

See accompanying notes to unaudited and restated consolidated financial statements

ZBB ENERGY CORPORATION
Consolidated Statements of Operations

	Three months ended September30,
	2009	2008
	(unaudited and restated))	(unaudited)
Revenues

Product sales and revenues	$666,726	$-
Engineering and development revenues	145,187	291,697
Total Revenues	811,913	291,697
Costs and Expenses

Cost of product sales	646,102	-
Advanced engineering and development	619,162	737,145
Selling, general, and administrative	873,367	785,081
Depreciation	124,217	74,901
Total Costs and Expenses	2,262,848	1,597,127

Loss from Operations	(1,450,935)	(1,305,430)

Other Income (Expense)
Interest income	26,496	53,952
Interest expense	(32,032)	(27,401)
Other income (expense)	(19,760)	(15,130)
Total Other Income (Expense)	(25,296)	11,421

Loss before provision for Income Taxes	(1,476,231)	(1,294,009)
Provision for Income Taxes	-	-
Net Loss	$(1,476,231)	$(1,294,009)
Net Loss per share-
Basic and diluted	$(0.13)	$(0.12)
Weighted average shares-basic and diluted:
Basic	11,514,131	10,512,283
Diluted	11,514,131	10,512,283

See accompanying notes to unaudited and restated consolidated financial statements

ZBB Energy Corporation
Consolidated Statements of Changes in Shareholders' Equity - restated

				Note Receivable	Accumulated Other		TOTAL
	Number of		Add'l Paid-in	from	Comprehensive	Accumulated	Shareholders'	Comprehensive
	Shares	Common Stock	Capital	Shareholders	(Loss)	Deficit	Equity	(Loss)
Balance: June 30, 2008	10,512,283	$105,123	$45,619,608	$(608,333)	$(1,373,485)	$(31,726,795)	$12,016,118	$(4,731,612)

Stock options expensed			294,114				294,114
Issuance of restricted stock in payment of compensation	101,014	1,010	72,167				73,177
Deferred stock compensation			(72,167)				(72,167)
Amortization of deferred stock compensation			30,490				30,490
Issuance of restricted stock-in payment of consulting fees	5,000	50	13,200				13,250
Reduction of note receivable			(408,333)	608,333			200,000
Net Loss						(5,561,056)	(5,561,056)	$(5,561,056)
Net Translation Adjustment					(228,091)		(228,091)	(228,091)
Balance: (restated) June 30, 2009	10,618,297	$106,183	$45,549,079	$-	$(1,601,576)	$(37,287,851)	$6,765,835	$(5,789,147)

Issuance of common stock equity offering net of underwriting fees	1,791,667	17,917	2,024,583				2,042,500
Equity offering costs			(167,224)				(167,224)
Amortization of deferred equity compensation			54,894				54,894
Settlement of stock purchase agreement	(28,750)	(287)	287
Net Loss						(1,476,231)	(1,476,231)	$(1,476,231)
Net Translation Adjustment					2,065		2,065	2,065
Balance: (unaudited and restated) September 30, 2009	12,381,214	$123,813	$47,461,619	$-	$(1,599,511)	$(38,764,082)	$7,221,839	$(1,474,166)

See accompanying notes to unaudited and restated consolidated financial statements

ZBB Energy Corporation	Three months ended September 30,
Consolidated Statements of Cash Flows	2009 Restated	2008
	(unaudited and restated)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,476,231)	$(1,294,009)

Adjustments to reconcile net loss to net cash (used) in operating activities:
Depreciation	124,217	74,901
Change in inventory allowance	(13,932)	11,000
Equipment costs reclassified to expenses	-	210,855
Payments applied to note receivable for consulting fees	-	50,000
Stock based compensation	54,894	54,471
(Increase) decrease in operating assets:
Accounts receivable	561,066	(2,223)
Inventories	390,915	(131,125)
Prepaids and other current assets	57,211	(27,275)
Other receivables-interest	19,746	6,875
Increase (decrease) in operating liabilities:
Accounts payable	(108,365)	146,869
Accrued compensation and benefits	68,588	(35,667)
Accrued expenses	45,145	-
Deferred revenues	(686,795)	(244,862)
Net cash (used) in operating activities	(963,541)	(1,180,192)
Cash flows from investing activities
Capital expenditures	-	(407,207)
Bank certificate of deposit	1,000,000	-
Net cash provided (used) in investing activities	1,000,000	(407,207)
Cash flows from financing activities
Proceeds from bank loan	156,000	-
Repayments of bank loans	(114,168)	(42,447)
Proceeds from public offering - net of underwriter fees	2,042,500	-
Additional public offering costs	(167,224)	-
Net cash provided (used) by financing activities	1,917,108	(42,447)
Effect of exchange rate changes on cash and cash equivalents	9,511	(139,737)
Net increase (decrease) in cash and cash equivalents	1,963,078	(1,769,584)
Cash and cash equivalents - beginning of period	2,970,009	8,451,320

Cash and cash equivalents - end of period	$4,933,087	$6,681,736
Cash paid for interest	$32,032	$27,401

Supplemental schedule of non-cash investing and financing activities:
Investment in joint venture offset by unfulfilled deferred revenue	-	160,000
Stock based compensation	54,894	54,471

See accompanying notes to unaudited and restated consolidated financial statements

ZBB ENERGY CORPORATION
Notes to Unaudited and Restated Consolidated Financial Statements
September 30, 2009

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

NOTE 2 - Nature of Organization

The Company designs, develops, manufactures and distributes energy storage systems under the product names, ZESS 50 and ZESS 500. The Company also develops and distributes proprietary system integration power electronics under the product name ZESS POWR PECC.  The Company was incorporated under the laws of Wisconsin in 1998.

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

Revenue Recognition

Revenues are recognized when persuasive evidence of a contractual arrangement exits, delivery has occurred or services have been rendered, the seller’s price to buyer is fixed and determinable, and collectability is reasonably assured. The portion of revenue related to installation and final acceptance, is deferred until such installation and final customer acceptance are completed. The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in net sales. The Company reports its sales net of actual sales returns.

For sales arrangements containing multiple elements (products or services), revenue relating to undelivered elements is deferred at the estimated fair value until delivery of the deferred elements. To be considered a separate element, the product or service in question must represent a separate unit under Staff Accounting Bulletin 104, and fulfill the following criteria: the delivered item(s) has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transaction is deferred until all elements are delivered. Revenue from time and materials based service arrangements is recognized as the service is performed.

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

Total revenues of $811,913 and $291,697 were recognized for the three months ended September 30, 2009 and 2008, respectively.

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

NOTE 14 — RESTATEMENT

This Amended Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) to the Company’s Quarterly Report on Form 10-Q for the three month period ended September 30, 2009 (the “Original Filing”) amends and restates our unaudited consolidated financial statements and related disclosures for the three month period ended September 30, 2009.  The Original Filing was initially filed with the Securities Exchange Commission (the “SEC”) on November 16, 2009. The determination to restate these financial statements and other financial information was made as a result of management’s identification of an error in the recording of revenue on a product shipped on June 30, 2009. The above stated adjustments had no effect on the Company’s cash and cash equivalents balance maintained as of June 30, 2009 and September 30, 2009.

The Company’s consolidated financial statements included in the original filing of the annual report on Form 10-K for the period ending June 30, 2009 has been restated to reflect the deferral of $618,911 in revenues and related effects to the consolidated financial statements included in the quarter ended September 30, 2009 Original Filing and has been restated on this Form 10-Q/A to reflect the effects to the consolidated financial statements of the annual restatement as filed on the Company’s Form 10-K/A filed concurrently with this amendment.

As a result, the Company has restated the accompanying consolidated financial statement as of and for the three months ended September 30, 2009 from the amounts reported in the Company’s Original Filing. The effects of the restatement are as follows:

Effects on Consolidated Balance Sheet as of September 30, 2009

	As Previously
	Reported	As Restated
Accrued expenses	$85,600	$70,910
Deferred revenues	407,075	441,744
Total current liabilities	1,943,669	1,963,648
Total liabilities	4,331,946	4,351,925
Accumulated (deficit)	(38,744,103)	(38,764,082)
Total shareholders’ equity	7,241,818	7,221,839

Effects on Consolidated Statement of Operations for the three months ended September 30, 2009

	As Previously
	Reported	As Restated
Product sales and revenues	$82,483	$666,726
Total Revenues	227,670	811,913
Cost of product sales	76,549	646,102
Loss from Operations	(1,465,625)	(1,450,935)
Other Income (Expense)	(5,111)	(25,296)
Net Loss	(1,470,736)	(1,476,231)

NOTE 15 — SUBSEQUENT EVENTS

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

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 and filed concurrently with this Form 10-Q/A.

Restatement of Financial Statements

We have restated our previously issued consolidated financial statements as of September 30, 2009 as discussed in the Explanatory Note to this Form 10-Q/A and in Note 14 to our consolidated financial statements. This Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) has not been updated except as required to reflect the results of the restatement. This MD&A continues to speak as of the date of the Original Filing and has not been updated to reflect other events occurring after the date of the Original Filing or to modify or update those disclosures affected by subsequent events.

This Form 10-Q/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

Results of Operations

Three months ended September 30, 2009 and 2008:

Revenue and Other income:

Our revenues for the three months ended September 30, 2009 and 2008 were $811,913 and $291,697, respectively, an increase of $520,216.  This was result of a $666,726 increase in revenues resulting from product sales and offset by a decrease in revenues of $146,510 from the long-term Australian AEST project as recognized based on the percentage-of-completion method of accounting, as compared to the three month period ending September 30, 2008.  Revenues include estimates based on the percentage-of-completion method of accounting for long-term contracts and units completed and shipped during the period.

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

Cost and Expenses and Other Expense:

Total costs and expenses for the three months ended September 30, 2009 and 2008 were $2,262,848 and $1,597,127, respectively. The increase of $665,721 in the three months ended September 30, 2009 was primarily due to increased cost of product sales of $646,102 increases in selling, general, and administrative costs of $88,286, and $49,316 in depreciation expense, and offset by an $117,983 decrease in advanced engineering and development costs primarily due to reduced activity with the long-term Australian (AEST) contract.

Other expenses for the three months ended September 30, 2009 and 2008 were $51,792 and $42,531, respectively. The increase of $9,261 in other expenses for three month period ending September 30, 2009 was primarily due to increases in interest expense of $4,631, a foreign currency loss of $20,185, and a decrease in other expense of $15,555 as compared to the period ended September 30, 2008.

Cost of product sales.   Our cost of contracts for three months ended September 30, 2009 and 2008 were $646,102 and $-0-, respectively. The increase in expense in the three month period ended September 30, 2009 was due to an increase in the production and delivery in the current period as recognized under the completed contract method of accounting.  There was no cost of products recognized in the three month period ended September 30, 2008. The cost of product sales remains relatively high in relation to sales due to the limited levels of commercial activity, resulting in less than optimal economies of scale and limited ability to obtain favorable terms from vendors.

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

Net Loss.  Our net loss for the three months ended September 30, 2009 and 2008 was $1,476,231 and $1,294,009, respectively, a $182,222 increase in net loss as compared to the three months ended September 30, 2008.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations were primarily financed through debt and equity financings, government grants and joint ventures.  Total paid in capital as of September 30, 2009 was $47,585,432.   We had a cumulative deficit of $38,764,082 as of September 30, 2009 compared to a cumulative deficit of $37,287,851 as of June 30, 2009.  At September 30, 2009 we had a working capital surplus of $4,318,619 compared to a June 30, 2009 working capital surplus of $3,784,491, the increase due to the net proceeds of approximately $1.9 million for the August 2009 equity offering.  Our shareholders’ equity as of September 30, 2009 and June 30, 2009 was $7,221,839 and $6,765,835, respectively.

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

Operating Activities

For the three months ended September 30, 2009, net cash used in operations was $963,541. Cash used in operations resulted from a net loss of $1,476,231, reduced by $165,179 in non-cash adjustments and $347,511 in net changes to working capital. These working capital changes increased the cash used in operations from decreases in deferred revenues of $686,795 and accounts payable of $108,365; and increases to inventory of $390,915.  Cash used in operations was reduced by decreases in accounts receivable of $561,066, in other receivables of $19,746, and prepaid and other current assets of $57,211; and increases in accrued compensation of $68,588 and accrued expenses of $45,145.  Non-cash adjustments to operations included $54,894 of stock based compensation expense, $124,217 of depreciation expense, less a $13,932 change in inventory allowance.

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

Financing Activities

For the three months ended September 30, 2009, net cash provided by financing activities was $1,917,108 resulting from $2,042,500 in proceeds from  public offering, net of underwriting fees and $156,000 in additional financing on manufacturing equipment, less $167,224 in additional public offering costs and  repayments of $114,168 of principal on notes payable.

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

Item 4.     CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

On February 4, 2010 the Company announced that its Audit Committee and Management determined a customer contract recorded in June 2009 did not properly meet the delivery criteria under Staff Accounting Bulletin No. 101 to qualify for revenue recognition and that other contract arrangements were not considered when revenue was recorded.  As a result, the Company announced that the previously issued consolidated financial statements for the fiscal year ended June 30, 2009 included in the Company's fiscal 2009 Form 10-K, and the consolidated financial statements for the fiscal quarter ended September 30, 2009 included in the Company's first quarter Form 10-Q, should no longer be relied upon.

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

Evaluation of Disclosure Controls and Procedures (restated)

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the former chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the former chief executive officer and chief financial officer concluded that disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, except with respect to the identification, review and disclosure of related party transactions.  In response to the findings of the recent internal investigation conducted by the audit committee subsequent to the end of the period covered by this report, we are instituting changes to our system of internal controls, including our disclosure controls and procedures, to assist in the identification, review and disclosure of related party transactions.

Subsequent to that evaluation, management, including the present Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the present Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of a material weakness in the Company’s internal control over financial reporting described further below.

Specifically, management identified: (i) control deficiencies in its internal controls associated with revenue recognition processes that constitute a material weakness, and (ii) the need to restate prior period financial statements.  The material weakness in internal control over financial reporting identified is as follows:

Revenue Recognition - The control over the timing of the recording of equipment sales was improperly designed and was not effective in capturing the accuracy, completeness, and timing of equipment shipped at the end of a reporting period and identifying any other arrangements within a customer agreement.  The controls that had been in place focused primarily on the review of internal Company documentation to ensure customers agreements were valid and authorized; however, the controls were not effective in recording completely and accurately the arrangements in the appropriate accounting periods.

Changes in Internal Controls over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ZBB ENERGY CORPORATION

February 11, 2010	By:	/s/ Eric C. Apfelbach
	Name:	Eric C. Apfelbach
	Title:	Chief Executive Officer
(Principal Executive Officer)

February 11, 2010	By:	/s/ Scott W. Scampini
	Name:	Scott W. Scampini
	Title:	Executive Vice President and Chief Financial Officer
(Principal financial officer and
Principal accounting officer)