Form 10-Q
period 2009-12-31
ZBB ENERGY CORP
filed 2010-02-18
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of February 16, 2010
Common Stock, $.01 par value per share	12,381,214

ZBB Energy Corporation

Form 10-Q

TABLE OF CONTENTS

(*) All of the financial statements contained in this Quarterly Report are unaudited with the exception of the financial information at June 30, 2009, which has been derived from our audited financial statements at that date and should be read in conjunction therewith. Our audited financial statements as of June 30, 2009 and for the year then ended, and the notes thereto, can be found in our Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission on February 12, 2010.

PART I.  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

ZBB ENERGY CORPORATION
Consolidated Balance Sheets

	December 31, 2009	June 30, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,077,539	$2,970,009
Bank certificate of deposit	-	1,000,000
Accounts receivable	154,599	614,154
Interest receivable	-	19,746
Inventories-net of $175,000 and $145,301 allowance	948,030	1,587,113
Prepaids and other current assets	119,632	143,173
Total current assets	4,299,800	6,334,195
Long-term assets:
Property, plant and equipment, net	3,679,394	4,578,180
Goodwill	803,079	803,079
Total assets	$8,782,273	$11,715,454
Liabilities and Shareholders' Equity
Current liabilities:
Bank loans	463,362	416,558
Accounts payable	762,699	827,001
Accrued expenses	362,410	25,765
Deferred revenues	379,517	1,128,539
Accrued compensation and benefits	522,217	151,841
Total current liabilities	2,490,205	2,549,704
Long-term liabilities:
Bank loans	2,279,595	2,399,915
Total liabilities	$4,769,800	$4,949,619
Shareholders' equity
Common stock ($0.01 par value); 150,000,000 authorized 12,381,214 and 10,618,297 shares issued and outstanding	123,813	106,183
Additional paid-in capital	47,606,078	45,549,079
Accumulated other comprehensive (loss)	(1,592,186)	(1,601,576)
Accumulated (deficit)	(42,125,232)	(37,287,851)
Total shareholders' equity	$4,012,473	$6,765,835
Total liabilities and shareholders' equity	$8,782,273	$11,715,454

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Consolidated Statements of Operations

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues

Product sales and revenues	$271,060	$-	$937,786	$-
Engineering and development revenues	284,395	222,188	429,582	513,885
Total Revenues	555,455	222,188	1,367,368	513,885

Costs and Expenses

Cost of product sales	253,185	-	899,287	-
Advanced engineering and development	1,013,086	623,521	1,632,248	1,360,666
Selling, general, and administrative	1,734,403	881,737	2,607,770	1,666,818
Depreciation	125,431	59,965	249,648	134,866
Impairment and other equipment charges	780,231	-	780,231	-
Total Costs and Expenses	3,906,336	1,565,223	6,169,184	3,162,350

Loss from Operations	(3,350,881)	(1,343,035)	(4,801,816)	(2,648,465)

Other Income (Expense)
Interest income	20,593	41,389	47,089	95,341
Interest (expense)	(30,862)	(32,697)	(62,894)	(60,098)
Other income (expense)	-	1,562	(19,760)	(13,568)
Total Other Income (Expense)	(10,269)	10,254	(35,565)	21,675

Loss before provision for Income Taxes	(3,361,150)	(1,332,781)	(4,837,381)	(2,626,790)
Provision for Income Taxes	-	-	-	-
Net Loss	$(3,361,150)	$(1,332,781)	$(4,837,381)	$(2,626,790)
Net Loss per share-
Basic and diluted	$(0.27)	$(0.13)	$(0.40)	$(0.25)
Weighted average shares-basic and diluted:
Basic	12,409,964	10,512,283	11,962,047	10,512,283
Diluted	12,409,964	10,512,283	11,962,047	10,512,283

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Changes in Shareholders' Equity (unaudited)

				Note Receivable	Accumulated Other		TOTAL
	Number of		Add'l Paid-in	from	Comprehensive	Accumulated	Shareholders'	Comprehensive
	Shares	Common Stock	Capital	Shareholders	(Loss)	Deficit	Equity	(Loss)
Balance: June 30, 2008	10,512,283	$105,123	$45,619,608	$(608,333)	$(1,373,485)	$(31,726,795)	$12,016,118	$(4,731,612)

Stock options expensed			294,114				294,114
Issuance of restricted stock in payment of compensation	101,014	1,010	72,167				73,177
Deferred stock compensation			(72,167)				(72,167)
Amortization of deferred stock compensation			30,490				30,490
Issuance of restricted stock-in payment of consulting fees	5,000	50	13,200				13,250
Reduction of note receivable			(408,333)	608,333			200,000
Net Loss						(5,561,056)	(5,561,056)	$(5,561,056)
Net Translation Adjustment					(228,091)		(228,091)	(228,091)
Balance: June 30, 2009	10,618,297	$106,183	$45,549,079	$-	$(1,601,576)	$(37,287,851)	$6,765,835	$(5,789,147)

Issuance of common stock equity offering net of underwriting fees	1,791,667	17,917	2,024,583				2,042,500
Equity offering costs			(142,224)				(142,224)
Amortization of deferred equity compensation			174,353				174,353
Settlement of stock purchase agreement	(28,750)	(287)	287
Net Loss						(4,837,381)	(4,837,381)	$(4,837,381)
Net Translation Adjustment					9,390		9,390	9,390
Balance: December 31, 2009	12,381,214	$123,813	$47,606,078	$-	$(1,592,186)	$(42,125,232)	$4,012,473	$(4,827,991)

See accompanying notes to consolidated financial statements

ZBB Energy Corporation
Consolidated Statements of Cash Flows

	Six months ended December 31,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(4,837,381)	$(2,626,790)

Adjustments to reconcile net loss to net cash (used) in operating activities:
Depreciation	249,648	134,866
Change in inventory allowance	29,699	126,732
Equipment costs reclassified to expenses	-	210,855
Impairment and other equipment charges	780,231	-
Payments applied to note receivable for consulting fees	-	100,000
Stock based compensation	174,353	108,942
(Increase) decrease in operating assets:
Accounts receivable	459,555	(100,393)
Inventories	609,383	(240,333)
Prepaids and other current assets	23,541	16,879
Other receivables-interest	19,746	5,070
Increase (decrease) in operating liabilities:
Accounts payable	(65,604)	195,975
Accrued compensation and benefits	370,376	(67,144)
Accrued expenses	336,645	-
Deferred revenues	(749,022)	(350,850)
Net cash (used) in operating activities	(2,598,830)	(2,486,191)
Cash flows from investing activities
Capital expenditures	(131,091)	(580,217)
Bank certificate of deposit	1,000,000	(1,000,000)
Net cash provided (used) in investing activities	868,909	(1,580,217)
Cash flows from financing activities
Proceeds from bank loan	156,000	1,070,000
Repayments of bank loans	(229,516)	(104,488)
Proceeds from public offering - net of underwriter fees	2,042,500	-
Additional public offering costs	(142,224)	-
Net cash provided by financing activities	1,826,760	965,512
Effect of exchange rate changes on cash and cash equivalents	10,691	(238,265)
Net increase (decrease) in cash and cash equivalents	107,530	(3,339,160)
Cash and cash equivalents - beginning of period	2,970,009	8,451,320

Cash and cash equivalents - end of period	$3,077,539	$5,112,160

Cash paid for interest	$62,894	$60,098

Supplemental schedule of non-cash investing and financing activities:
Investment in joint venture offset by unfulfilled deferred revenue	-	160,000
Equipment costs reclassified to expenses	-	210,855
Impairment and other equipment charges	780,231	-
Stock based compensation	174,353	108,942

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Unaudited Consolidated Financial Statements
December 31, 2009

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

 In the opinion of the ZBB Energy Corporation (“ZBB” or the “Company”) management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of December 31, 2009 and the results of operations and statements of cash flows for the periods shown not misleading, have been included.  Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year-ended June 30, 2010.

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period covered by the report. Actual results could differ from those estimates. Estimates are used in accounting for, amongst other things, revenue and losses recognized under the percentage of completion method for sales, impairment and realizability of assets, depreciation, and valuations of equity and debt instruments.  Estimates and assumptions are reviewed periodically and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Income Tax

The Company records deferred taxes in accordance with FASB Accounting Standard Codification (“ASC”)  topic 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. There were no deferred tax assets recorded as of December 31, 2009.

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

Depreciation

Depreciation is provided for all plant and equipment on a straight line basis over estimated useful lives of the assets.  The depreciation rate used for each class of depreciable asset is:

Depreciation Rate
Manufacturing Equipment	3 – 7 years
Office Equipment	3 - 7 years
Building and improvements	7 - 40 years

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

During the six month period ending December 31, 2009, manufacturing equipment previously used in production and development activities were identified as impaired or had reached the end of their respective useful lives due to changing product and manufacturing technologies.  Upon write-down the manufacturing equipment and accumulated depreciation accounts were adjusted accordingly and $780,231 in charges to operations were reported as impairment and other equipment charges.

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

These policies as discussed herein are not intended to be a comprehensive list of policies to encompass the accounting for all customer contracts. Occasionally, contracts terms may not be specifically discussed or anticipated as dictated by U.S. GAAP and may require managements’ judgment in selecting an available revenue recognition alternative that would not produce a materially different result.

In July 2007 the Company commenced engineering and product development activities pursuant to the collaborative Advanced Electricity Storage Technologies project (“AEST”) with the Commonwealth of Australia through July 2010 which terms include the receipt of funding of A$3.1 million (approximately US$2.3 million) toward future development costs which include the production and delivery of one 500kWh energy storage system.  During the six months ended December 31, 2009 and 2008, $304,572 and $513,885 respectively, was recognized as revenue based on progress toward completion of the nine performance milestones specified in the contract.

On February 4, 2010 the Company announced that its Audit Committee and Management determined a customer contract recorded in June 2009 did not properly meet the delivery criteria under Staff Accounting Bulletin No. 101 to qualify for revenue recognition and that other contract arrangements were not considered when revenue was recorded.  As a result, the Company reported the revenues of approximately $0.6 million and costs associated with this shipment in the consolidated financial statements for the fiscal quarter ended September 30, 2009.

Total revenues of $1,367,368 and $513,885 were recognized for the six months ended December 31, 2009 and 2008, respectively.

Warranty and Contract Reserves

The Company typically warrants its products for twelve months after installation or eighteen months after date of shipment, whichever first occurs. Warranty reserves are evaluated quarterly to determine a reasonable estimate for the replacement of potentially defective materials of all energy storage systems that have been shipped to customers.
While the Company actively engages in monitoring and improving its evolving battery and production technologies, there is only a limited product history and relatively short time frame available to test and evaluate the rate of product failure.  Should actual product failure rates differ from the Company’s estimates, revisions are made to the estimated rate of product failures and resulting changes to the warranty reserve.  In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.

During the quarter ended December 31, 2009, battery stack manufacturing issues were discovered as result of an internal test failure.  As a result, the Company has implemented several manufacturing process changes to eliminate the potential for future failures and will adjust its warranty reserves accordingly.  We will adjust our warranty rates in future periods as these processes are implemented and tested.

Management also reviews the status of all active contracts to determine if there are any conditions due to warranty, costs to complete, and other commitments to completing the contract.  If indications are an adverse net financial outcome is likely, a provision is made for the total loss anticipated.

As of December 31, 2009, included in the Company’s accrued expenses were approximately $0.25 million in warranty reserves and $0.1 million in provision for anticipated contract losses.

Net Loss per Share

The Company follows the FASB ASC topic 260  “Earnings per Share” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects on net income (loss) per share are excluded (as of December 31, 2009 there were 2,609,050 underlying options and warrants that are excluded).

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

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with the FASB ASC topic 220 “Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net currency translation adjustments applicable for the periods ended December 31, 2009 and 2008 and is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

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

In October 2009, the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.” This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU on the Company’s consolidated financial statements.

In April 2009, new guidance, FASB ASC topic 825 “Financial Instruments” was issued which amends the requirements for disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This guidance became effective for the Company on July 1, 2009 and did not have a material impact on the Company’s consolidated financial statements.

NOTE 4 - INVENTORIES
Inventory balances are comprised of the following amounts as of December 31, 2009:

Raw materials	$839,311
Work in progress	220,316
Finished goods	63,403
Inventory valuation allowance	(175,000)
TOTAL	$948,030

NOTE 5– PROPERTY, PLANT & EQUIPMENT
Property, plant & equipment balances are comprised of the following amounts as of December 31, 2009:

Office equipment	$121,618
Manufacturing equipment	3,924,937
Building	1,996,134
Land	217,000
6,259,689
Less, accumulated depreciation	(2,580,295)
Net Property, Plant & Equipment	$3,679,394

During the six month period ending December 31, 2009, manufacturing equipment previously used in production and development activities were identified as impaired or had reached the end of their respective useful lives due to changing product and manufacturing technologies.  Upon write-down  the manufacturing equipment and accumulated depreciation accounts were adjusted accordingly and $780,231 in charges to operations were reported as impairment and other equipment charges.

NOTE 6 – NOTE RECEIVABLE-Shareholder

In July 2006, the Company entered into a common stock purchase agreement with 41 Broadway Associates, LLC.  Under the terms of the agreement the Company sold to 41 Broadway Associates, LLC a total of 294,118 shares for a total consideration of $1,000,000, endorsed by a note receivable. Both parties also entered into a five year consulting agreement.  During 2009 the Company determined the service agreement to be a minimal future value and effectively cancelled the agreement as of June 30, 2009.

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

NOTE 7 – COMMON STOCK AND WARRANT OFFERING

On April 30, 2009 the Company filed an S-3 Registration Statement with the SEC, which was declared effective by the SEC on May 13, 2009.  The Company took this action as a proactive measure in anticipation of our possible future needs for additional working capital and further capital expenditures.  On August 18, 2009, the Company completed the closing of a public offering of common stock and warrants.  The Company sold 1,791,667 units at $1.20 per unit, consisting of an aggregate of 1,791,667 shares of its common stock and warrants to purchase 358,333 shares of its common stock at an exercise price of $1.33 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.9 million.    Proceeds are to be used for capital expenditures and general corporate purposes.

NOTE 8 – BANK LOANS AND NOTES PAYABLE
The Company's debt consisted of the following as of December 31, 2009:
Bank loans-current	$463,362
Bank loans-long term	2,279,595
Total	$2,742,957

On July 1, 2009 the Company entered into a loan agreement to finance new production equipment.  The $156,000 bank note is secured by specific equipment, requiring monthly payments of $4,736 of principal and interest; rate equal to 5.99% per annum; maturity date of December 1, 2013. Principal balance is $131,971 at December 31, 2009.

On November 28, 2008 the Company entered into a loan agreement to finance new production equipment.  The $1,070,000 bank note is secured by specific equipment, requiring monthly payments of $21,000 of principal and interest;  rate equal to the prime rate; maturity date of July 1, 2012. Principal balance is $842,517 at December 31, 2009.

On May 14, 2008 the Company entered into two loan agreements to refinance the building and land in Menomonee Falls, Wisconsin: —The first loan requires a fixed monthly payment of principal and interest at a rate of .25% below the prime rate, with any principal balance due at maturity on June 1, 2018, and secured by the building and land.  Principal balance is $825,351 at December 31, 2009. —The second loan is a secured promissary note guaranteed by the U.S. Small Business Administration, requiring monthly payments of principal and interest at a  rate of 5.5% until May 1, 2028.   Principal balance is $834,792 at December 31, 2009.

On January 22, 2007 the Company refinanced its equipment loan.  The new loan term requires monthly payments of principal and an interest rate equal to the prime rate, maturity date of February 1, 2011.  The loan is secured by a first lien on all business personal property.  Principal balance is $108,326 at December 31, 2009.

Maximum aggregate annual principal payments for the 12 month periods subsequent to December 31, 2009 are as follows:
2010	$463,362
2011	370,961
2012	363,667
2013	246,258
2014	98,401
2015 and thereafter:	1,200,308
$2,742,957

NOTE 9- EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

In 2002 the Company established the 2002 Stock Option Plan (“SOP”) whereby a stock option committee was given the discretion to grant up to 882,353 options to purchase shares to key employees of the Company at exercise prices and dates to be determined by the directors.  No options were exercised and 16,793 options expired during the year ended June 30, 2009. There was no SOP option activity during the six month period ended December 31, 2009 At December 31, 2009 there remains 487,907 options outstanding with exercise prices of not less than $3.59 and exercise dates up to June 30, 2014.  A further 91,200 options are available to be issued under the SOP.

During 2005 the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorizes the board of directors or a committee thereof, to grant options to employees and directors of the Company or any affiliate of the Company. The maximum number of options that may be granted in aggregate at any time under this option scheme or under any other employee option or share plan is the number equivalent to 5% of the total number of issued shares of the Company including all shares underlying options under the Company’s stock option and incentive plans. Options issued expire five years after the vesting date. No options were exercised in fiscal 2009 or during the six month period ended December 31, 2009.  At December 31, 2009, options to purchase 250,000 shares with an exercise price of $3.82 and an expiration date of June 2012 remain outstanding.

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

During the six month period ended December 31, 2009 options to purchase 616,500 shares were granted to directors and employees  exercisable at prices from $1.02 to $1.39 per share based on various service based vesting terms from November 2009 through December 2012 and exercisable at various dates through December 2017, and 239,573 options were retired or forfeited.   Options to purchase an additional 330,622 shares are available to be issued under the 2007 plan.

In aggregate for all plans, at December 31, 2009, the Company has a total of 1,884,894 options outstanding and 421,822 options available for future grant under the SOP, 2005 and the 2007 Plans.

The following table summarizes information relating to the stock options outstanding at December 31, 2009:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number of	Remaining	Average		Average
	Options	Contractual Life	Exercise	Number of	Exercise
Range of Exercise Prices	Outstanding	(in years)	Price	Options	Price
$1.02 to $1.69	871,987	6.6	$1.35	270,487	$1.27
$3.59 to $3.82	925,000	3.6	$3.65	871,666	$3.66
$3.83 and higher	87,907	0.2	$6.97	87,907	$6.97
Balance at December 31, 2009	1,884,894	4.8	$2.74	1,230,060	$3.37

In addition, under the 2007 Plan and in conjunction with a salary reduction plan implemented during 2009, 101,014 restricted shares were granted as payment of compensation, of which vesting is 75% service based and 25% performance based.  During the six month period ended December 31, 2009, $17,088 (net of $19,500 in forfeitures) was recognized as expense, with a balance of $6,098 to be recognized as additional expense during the year ended June 30, 2010.

NOTE 10 - NON RELATED PARTY WARRANTS

At December 31, 2009 there are warrants to purchase 358,333 shares issued and outstanding to various purchasers of Company shares in connection with certain capital raising activities in August 2009, exercisable at $1.33 per share and which expire in August 2015.

At December 31, 2009 there are warrants to purchase 120,023 shares issued and outstanding to Empire Financial Group, Ltd. in connection with certain capital raising activities in 2006, exercisable at $3.23 per share and which expire on September 30, 2011.

At December 31, 2009 there are warrants to purchase 50,000 shares issued and outstanding to Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our United States public offering which are exercisable at $7.20 per share and which expire on June 20, 2012.

At December 31, 2009 there are warrants to purchase 195,800 shares issued and outstanding to Strategic Growth International in connection with capital raising activities in 2006 and 2007, with expiration dates between March 2011 and June 2012 and exercise prices of between $3.75 and $7.20.

The table below summarizes non-related party warrant balances:

Stock Warrants		Weighted-Average
Non-related party activity	Number of Warrants	Exercise Price Per Share

Balance at June 30, 2008	365,823	$4.41
Warrants granted	-	-
Warrants expired	-	-
Warants exercised	-	-
Balance at June 30, 2009	365,823	$4.41
Warrants granted	358,333	1.33
Warrants expired	-	-
Warants exercised	-	-
Balance at December 31, 2009	724,156	$2.88

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

The AEST project has total budgeted expenditure for operating and capital items of approximately $4.7 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.3 million (A$2.8 million) is the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities. The Australian Government is providing the project funding of approximately $2.5 million (A$3.1 million) to be paid in accordance with the completion of contracted project milestones and subject to the Company’s compliance with project reporting requirements and demonstrating that the funds already provided to it have been fully spent or will be fully spent in the near future.  There is a balance of approximately $0.8 million in contributions due by the Company to the project in cash and in-kind contributions as of December 31, 2009.

The Company leases its Australian research and development facility from a non-related Australian company.  The current rental is $64,415 per annum (A$71,572) and is subject to an annual CPI adjustment.

Rent expense was $31,987 and $27,292 for the six months ended December 31, 2009 and 2008.

The future payments required under the terms of the lease are as follows:

For the twelve months ended December 31,
2010	$64,415
2011	$59,047
TOTAL:	$123,462

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

On October 31, 2009, the Company entered into a Resignation and Indemnification Agreement (the “Indemnification Agreement”) with Robert J. Parry, its outgoing CEO.  As of December 31, 2009 the Company has accrued the entire $390,000 of severance expense to be paid to Mr. Parry, in connection with his retirement.

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

Expenses under these plans were $43,804 and $38,550 for the six months ended December 31, 2009 and 2008.

NOTE 13 — STOCK-BASED COMPENSATION

The Company issues stock options and other stock-based awards to executive management, key employees, and directors under its stock-based compensation plans (see Note 9).

For the six months ended December 31, 2009 and 2008, the Company’s results of operations reflect compensation expense for stock options granted and restricted shares vested under its equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $174,353 and $108,942, based on the grant date fair value of all options vested during the six months ended December 31, 2009 and 2008 respectively.

During the six month period ended December 31, 2009 options to purchase 616,500 shares were granted to directors and employees  exercisable at prices from $1.02 to $1.39 per share based on various service based vesting terms from November 2009 through December 2012 and exercisable at various dates through December 2017.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the six months ended December 31, 2009 using the Black-Scholes option-pricing model:

Expected life of option (years)	2.5-4.75
Risk-free interest rate	1.2 – 1.4%
Assumed volatility	62 - 70%
Expected dividend rate	0%
Expected forfeiture rate	0%

The weighted-average fair value of the 616,500 options granted during the six months ended December 31, 2009 was approximately $.52 per option using the Black Scholes option-pricing method as of the date of the grant.

Time-vested and performance-based stock awards, including stock options and restricted stock, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

As of December 31, 2009, there remains a  total of $264,386 in unrecognized compensation cost related to unvested stock options with various service based vending dates through 2012.

In addition, future costs of $6,098 could be recognized during balance of the year ended June 30, 2010 related to the restricted shares issued during the 2009 fiscal year with vesting dates through January 2010.

NOTE 14 — SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 17, 2010, the date these financial statements were issued.

On January 7, 2010, the Company announced the appointment of Eric C. Apfelbach as President and Chief Executive Officer and member of the Board of Directors.  In connection with his appointment, the Compensation Committee of the Company’s Board of Directors has awarded two inducement option grants to Mr. Apfelbach.  The first grant is an option to purchase 400,000 ZBB shares vesting over three years of service.  The second grant is an option to purchase 100,000 ZBB shares which vests in two equal installments based on the achievement of certain performance targets as of June 30, 2010 and December 31, 2010.

Effective February 3, 2010, Mr. Scott W. Scampini, the Company’s Executive Vice President and Chief Financial Officer, was appointed to the additional position of Executive Vice President – Operations and Chief Financial Officer.  In connection with his appointment, Mr. Scampini was granted an option effective on that date to purchase 100,000 shares of Company common stock under the 2007 Plan at an exercise price of $1.28 per share, the closing price of the Company’s common stock on the NYSE Amex on February 3, 2010.  The option will vest as to one-third of the number of shares covered by the option on each of the first three anniversaries of the date of grant and expire on the fifth anniversary of the date on which such portion vests.

On January 8, 2010 it was announced that the Company was awarded $14.7 million in federal tax credits through the Federal Government’s stimulus plan to be used to install $49.55 million worth of equipment in a new facility to be built in southeastern Wisconsin. The Company’s application for an Advanced Energy Manufacturing tax credit under section 48C of the Internal Revenue Code has been authorized under the American Reinvestment and Recovery Act (ARRA).

ZBB ENERGY CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 as filed on February 12, 2010.

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

We design, develop, manufacture and distribute energy storage systems under the trademarked product names, ZESS 50. We also develop and distribute proprietary system integration power electronics trademarked under the name ZESS POWR PECC (power and energy control center).  Our ZESS energy storage devices are built using a proprietary process based upon our zinc-bromide rechargeable electrical energy storage technology. The modular nature of our zinc-bromide storage device and the ZESS POWR PECC allow systems to be sized to fit applications up to about 500 kWh in storage capacity. Our systems combine these storage devices with ZESS POWR or other power electronics, computer software that interface with a customer’s power source(s) and distribution system to store electricity during off peak times and deliver the stored power as desired.

Our production capacity has been increased through the delivery of new production equipment received in the last fiscal year.  This new equipment, along with our automation plans would enable a significant increase in production capability with the addition of manufacturing personnel.  Since our IPO we have continued implementation of our business plan including the repayment of certain indebtedness, initiating manufacturing capacity increases, ISO certification, UL listings, and commenced commercial marketing of our products into target markets.

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

Our earlier projects are all continuing. Our initiatives in California with the California Energy Commission on the two 500 kWh systems are moving forward. Currently the CEC are identifying new upgrades and site locations for both systems to complete the next phase of testing. We are also continuing our initiatives to establish an integrated solar and storage village power system for off-grid applications in Africa and other strategic locations. This should be enhanced during the coming year by our first African installation managed through our relationship with Likusasa and their capabilities to handle installation, maintenance and monitoring throughout regional Africa. Our sample unit installed at Future House USA in Beijing continues to give us a promotional presence in China.  Units are currently in the process of being manufactured, shipped and/or installed in South Africa, Ireland, British Columbia(Canada), California, Oregon, and Pennsylvania.

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

Presentation of Financial Statements

On February 4, 2010 the Company announced that its Audit Committee and Management determined a customer contract recorded in June 2009 did not properly meet the delivery criteria under Staff Accounting Bulletin No. 101 to qualify for revenue recognition and that other contract arrangements were not considered when revenue was recorded. As a result, the Company restated its previously issued consolidated financial statements for the fiscal year ended June 30, 2009 included in the Company's fiscal 2009 Form 10-K, and the consolidated financial statements for the fiscal quarter ended September 30, 2009 included in the Company's first quarter Form 10-Q.

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

During the six month period ending December 31, 2009, manufacturing equipment previously used in production and development activities were identified as impaired or had reached the end of their respective useful lives due to changing product and manufacturing technologies. Upon write-down the manufacturing equipment and accumulated depreciation accounts were adjusted accordingly and $780,231 in charges to operations were reported as impairment and other equipment charges.

Results of Operations

Three months ended December 31, 2009 and 2008:

Revenue and Other income:

Our revenues for the three months ended December 31, 2009 and 2008 were $555,455 and $222,188, respectively, an increase of $333,267.  This was result of an increase in revenues of $271,060 from product sales and revenues as compared to the three month period ending December 31, 2008  and  a $62,207 increase from engineering and development revenues, including  the Australian AEST project and the Wisconsin based WEIF project.  Revenues include estimates based on the percentage-of-completion method of accounting for long-term contracts and units completed and shipped during the period.

Other income for the three months ended December 31, 2009 represents interest income of $20,593 compared to $41,389 in the three months ended December 31, 2008, a $20,796 decrease.    Interest income is expected to continue to decrease in future periods as proceeds from the August 2009 equity offering are utilized for capital expenditures and operational purposes and from lower interest rates on the funds invested.

Cost and Expenses and Other Expense:

Total costs and expenses for the three months ended December 31, 2009 and 2008 were $3,906,336 and $1,565,223, respectively. The increase of $2,341,113 in the three months ended December 31, 2009 was primarily due to increased cost of product sales of $253,185, increases in selling, general, and administrative costs of $852,666, advanced engineering and development costs of $389,565, impairments and other equipment charges of $780,231 and $65,466 in depreciation expense.

Other expenses for the three months ended December 31, 2009 and 2008 were $30,862 and $31,135, respectively. The decrease of $273 in other expenses for three month period ending December 31, 2009 was primarily due to changes in interest expenses as compared to the period ended December 31, 2008.

Cost of product sales.   Our cost of product sales for three months ended December 31, 2009 and 2008 were $253,185 and $-0-, respectively. The increase in expense in the three month period ended December 31, 2009 was due an increase in energy storage system shipments in the current period.  There was no cost of products recognized in the three month period ended December 31, 2008. The cost of product sales remains relatively high in relation to sales due to the limited levels of commercial activity, resulting in less than optimal economies of scale and limited ability to obtain favorable terms from vendors.

Advanced engineering and development. Our engineering and development costs for the three months ended December 31, 2009 and 2008 were $1,013,086 and $623,521, respectively.  The increase during the three month period ending December 31, 2009 of $389,565 from the comparable 2008 period was primary due increased costs related to the further development of our battery and modular power electronics in the newly developed POWR PECC TM complete energy storage systems, including contracted non-recurring engineering and testing costs, baseline testing and focused efforts to improve the reliability, efficiency, and commercial production of the battery stack.

Materials, supplies, and outside engineering and consulting costs related to the further development of the battery technology and production processes, increased by approximately $370,000, with other net increases of $20,000 making up the balance of the $390,000 increase in costs.

Selling, General and Administrative.  Our selling, general and administrative expense for the three months ended December 31, 2009 and 2008 was $1,734,403 and $881,737, respectively.  The current period included significant corporate charges related to the resignation of the previous CEO, related tax, legal, and interim CEO costs,  financial and tax consultants, fund raising activities and two additional paid directorship positions compared to the three month period ending December 31, 2008.

Included in this $852,666 increase was approximately $390,000 in severance pay, $170,000 increase in legal fees, $123,000 increase in fund raising activities, $121,000 increase in stock options vested, and $49,000 in other net increases in expense as compared to the three month period ending December 31, 2008.

Impairment and other equipment charges. During the three month period ending December 31, 2009 our audit committee determined, based on a impairment evaluation conducted by management and an onsite observation of inventory and fixed assets conducted by the Company’s independent auditors, that a fixed asset held by our Australian subsidiary was impaired and would require the Company to recognize an impairment loss of approximately $425,000. Long-term manufacturing assets at the Wisconsin operation were also identified to have reached the end of their useful lives. The net charge to operations, after adjusting the carrying values of these assets, was $780,231 during this period.

Net Loss.  Our net loss for the three months ended December 31, 2009 and 2008 was $3,361,150 and $1,332,781, respectively, a $2,028,369 increase in net loss as compared to the three months ended December 31, 2008.

Results of Operations

Six months ended December 31, 2009 and 2008:

Revenue and Other income:

Our revenues for the six months ended December 31, 2009 and 2008 were $1,367,368 and $513,885, respectively, an increase of $853,483.  This was result of an increase in revenues of $937,786 from product sales and revenues as compared to the six month period ending December 31, 2008 and an $84,303 decrease from engineering and development revenues.  Revenues include estimates based on the percentage-of-completion method of accounting for long-term contracts and units completed and shipped during the period.

The increase in product sales was substantially related to the June 2009 ZESS 500 system shipment, which under SEC revenue recognition guidelines was determined to be a fiscal 2010 shipment based on the timing related to  the transfer of title and risk.
Other income for the six months ended December 31, 2009 represents interest income of $47,089 compared to $95,341 in the six months ended December 31, 2008, a $48,252 decrease.    Interest income is expected to continue to decrease in future periods as proceeds from the equity offerings are utilized for capital expenditures and operational purposes and from lower interest rates on the funds invested.

Cost and Expenses and Other Expense:

Total costs and expenses for the six months ended December 31, 2009 and 2008 were $6,169,184 and $3,162,350, respectively. The increase of $3,006,834 in the six months ended December 31, 2009 was primarily due to increased cost of product sales of $899,287, increases in selling, general, and administrative costs of $940,952, advanced engineering and development costs of $271,582, impairments and other equipment charges of $780,231 and $114,782 in depreciation expense.

Other expenses for the six months ended December 31, 2009 and 2008 were $82,654 and $73,666, respectively, an increase of $8,988 compared to the six month period ending December 31, 2008.

Cost of product sales.   Our cost of product sales for six months ended December 31, 2009 and 2008 were $899,287 and $-0-, respectively. The increase in expense in the six month period ended December 31, 2009 was due an increase in energy storage system shipments in the current period.  There were no product sales recognized during the six month period ended December 31, 2008. The cost of product sales remains relatively high in relation to sales due to the limited levels of commercial activity, resulting in less than optimal economies of scale and limited ability to obtain favorable terms from vendors.

Advanced engineering and development. Our engineering and development costs for the six months ended December 31, 2009 and 2008 were $1,632,248 and $1,360,666, respectively.  The increase during the six month period ending December 31, 2009 of $271,582 from the comparable 2008 period was primary due increased costs related to the further development of our battery and modular power electronics in the newly developed POWR PECC TM complete energy storage systems, including contracted non-recurring engineering and testing costs, baseline testing and focused efforts to improve the reliability, efficiency, and commercial production of the battery stack.

Selling, General and Administrative.  Our selling, general and administrative expense for the six months ended December 31, 2009 and 2008 was $2,607,770 and $1,666,818, respectively.  The current period included significant corporate charges related to the resignation of the previous CEO, related tax, legal, and interim CEO costs,  financial and tax consultants,, fund raising activities and two additional paid directorship positions compared to the six month period ending December 31, 2008.

Included in the $940,952 increase was approximately $390,000 in severance pay, $163,000 increase in legal fees, $123,000 increase in fund raising activities, $103,000 increase in stock options vested, $67,000 increase in directors fees, $61,000 increase in advertising and promotion, and $34,000 in other net increases in expense as compared to the six month period ending December 31, 2008.

Impairment and other equipment charges. During the six month period ending December 31, 2009 our audit committee determined, based on a impairment evaluation conducted by management and an onsite observation of inventory and property, plant, and equipment conducted by the Company’s independent auditors,  equipment held by our Australian subsidiary was impaired and would require the Company to recognize an impairment loss of approximately $425,000. Long-term manufacturing assets at the Wisconsin operation were also identified to have reached the end of their useful lives. The net charge to operations, after adjusting the carrying values of these assets, was $780,231 during this period.

Net Loss.  Our net loss for the six months ended December 31, 2009 and 2008 was $4,837,381 and $2,626,790, respectively, a $2,210,591 increase in net loss as compared to the six months ended December 31, 2008.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations were primarily financed through debt and equity financings, and government grants.  Total paid in capital as of December 31, 2009 was $47,729,891.   We had a cumulative deficit of $42,125,232 as of December 31, 2009 compared to a cumulative deficit of $37,257,851 as of June 30, 2009.  At December 31, 2009 we had a working capital surplus of $1,809,595 compared to a June 30, 2009 working capital surplus of $3,784,491.  Our shareholders’ equity as of December 31, 2009 and June 30, 2009 was $4,012,473 and $6,765,835, respectively.

We believe the Company will need to raise additional debt and equity capital to support our current business and growth plan. The Company’s ability to raise equity and debt capital can be dependent on financial markets remaining healthy and open to continued institutional investment.  In order to actively manage financing risk, the board of directors has worked with management to implement cost containment measures that match expenses to the current business activity level and reduce net cash consumption.  Actions taken by the board of directors and management in the previous fiscal year and continuing into the current quarter include: 1.) execute an overall reduction in controllable expenses to preserve cash resources; 2.) actively pursue additional sources of capital to fund working capital and operating needs; 3.) pursue government grant and federal stimulus package opportunities;  4.) utilize remaining availability under the “shelf” S-3 Registration Statement for additional equity capital; and 5.) leverage the $1.3 million Wisconsin Clean Energy Business Loan that was awarded in December, 2009 through the American Recovery and Reinvestment Act.

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

On April 30, 2009 we filed an S-3 Registration Statement with the SEC, which was declared effective by the SEC on May 13, 2009.  We took this action as a proactive measure in anticipation of our possible future needs for additional working capital and further capital expenditures.  This “Shelf Registration” allowed the company to raise up to $10 million in equity capital.   On August 18, 2009, the Company completed the closing of a public offering of common stock and warrants.  ZBB sold 1,791,667 units at $1.20 per unit, consisting of an aggregate of 1,791,667 shares of its common stock and warrants to purchase 358,333 shares of its common stock at an exercise price of $1.33 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.9 million.

In connection with Mr. Parry’s retirement as director and Chief Executive Officer of the Company, we have accrued the entire $390,000 of severance expense to be paid to Mr. Parry. Under his employment agreement, his compensation will continue to be paid monthly by the Company for up to eighteen months.  Certain payments could be accelerated to pay for any U.S. based tax liabilities that are incurred by the Company.   There were also significant legal and compliance costs incurred during the second quarter related to the retirement of Mr. Parry.

Operating Activities

For the six months ended December 31, 2009, net cash used in operations was $2,598,830. Cash used in operations resulted from a net loss of $4,837,381, reduced by $1,233,931 in non-cash adjustments and $1,004,620 in net changes to working capital. These working capital changes increased the cash used in operations resulting from decreases in deferred revenues of $749,022 and accounts payable of $65,604.  Cash used in operations was reduced by decreases in accounts receivable of $459,555, decreases to inventory of $609,383 in other receivables of $19,746, and prepaid and other current assets of $23,541; and increases in accrued compensation of $370,376 and accrued expenses of $336,645.  Non-cash adjustments to operations included $174,353 of stock based compensation expense, $249,648 of depreciation expense, a $29,699 change in inventory allowance, and loss on disposition of equipment of $780,231.

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

Investing Activities

For the six months ended December 31, 2009, net cash provided by investing activities was $868,909, resulting from an increase of $1,000,000 due to a decrease in bank certificates of deposits with maturities greater than three months, and reduced by cash used in purchase of property and equipment of $131,091.

For the six months ended December 31, 2008, net cash used in investing activities was $1,580,217.  Cash used in investing activities resulted from $580,217 in purchases of property and equipment, and $1,000,000 in net increases in bank certificates of deposits with maturities greater than three months.

Financing Activities

               For the six months ended December 31, 2009, net cash provided by financing activities was $1,826,760 resulting from $2,042,500 in proceeds from  public offering, net of underwriting fees and $156,000 in additional financing on manufacturing equipment, less $142,224 in additional public offering costs and  repayments of $229,516 of principal on notes payable.

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

Our current contracts include a collaborative project (Advanced Electricity Storage Technologies project) with the Commonwealth of Australia which commenced July 2007 and running through July 2010, which includes the payment to the Company of $2.7 million for development costs and which includes the production and delivery of one 500kWh energy storage system for installation into a renewable energy site in Australia. In December 2008 we received an order for a ZESS 500 system to be installed in conjunction with existing wind energy assets at the Dundalk Institute of Technology in the Republic of Ireland.

A $230,000 funded project with the Wisconsin Energy Independence Fund for the development of our own proprietary power conversion systems for both AC to DC and DC to DC renewable energy applications is nearing completion. We have contracted with a Wisconsin based partner to build and package the power electronics components for two units for evaluation with two ZESS 50 systems manufactured under this grant.

We have received and executed the order for Oregon State University for a system consisting of ZBB ZESS 50 energy storage and it’s proprietary Hybrid Power Electronics (ZESS POWR PECC) for the advanced study of wind power and energy storage integration.

We have shipped and installed an order for Envinity, a renewable system integrator, for the delivery of two ZESS 50 energy storage devices and  ZESS POWR PECC designed to integrate two solar PV arrays, ten wind turbines, a hydro generator, a conventional generator to provide a single output power plant for an off grid application.

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

•           Complete integrated system offering of products for overall system optimization in performance and site integration when combining the modularity of the ZESS energy storage products (ZESS 50) and the modularity aspect of the ZESS POWR PECC to allow  complete integration of ZESS and other energy storage as well as renewable and traditional energy generators.

We believe additional capital is necessary to continue our mid-to-long term growth plans.  Under current economic conditions and absent a substantial increase in new orders, the board of directors has requested that management implement increased cost containment measures.  Actions taken by the board of directors and management in the previous fiscal year and continuing into the current quarter include: 1.) increase in cost saving measures to preserve cash resources; 2.) actively pursue additional funding to fund working capital and operating needs; 3.) fund raising and federal stimulus package opportunities; 4.) utilize remaining availability under the “shelf” S-3 Registration Statement for an additional equity offering raising; and 5.) leverage the $1.3 million Wisconsin Clean Energy Business Loan that was awarded in December, 2009 through the American Recovery and Reinvestment Act.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of material weaknesses in our internal control over financial reporting described further below.

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

Changes in Internal Controls over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

       From the proceeds of our June 2007 United States initial public offering, we incurred approximately $1.2 million in additional offering expenses and retired an aggregate of $5 million in indebtedness.  Approximately $14 million of the net proceeds has been used for working capital and investments in manufacturing assets, including expanding our selling and marketing efforts and compliance costs, additional manufacturing capacity, and improvements to the product and manufacturing operations.  The remaining net proceeds have all been applied to temporary investments in  money market funds.

Item 3.          Defaults Upon Senior Securities

This Item is not applicable.

Item 4.          Submission of Matters to a Vote of Security Holders

On November 16, 2009, at our Annual Meeting of Shareholders (the “Annual Meeting”) our shareholders voted on proposals to:  (1) elect Manfred E. Birnbaum and Richard A. Abdoo as Class II Directors to serve until the 2012 Annual Meeting of Shareholders; (2) ratify the appointment of PKF as our independent auditors for fiscal 2010; and (3) approve the amendment and restatement of the Company’s by-laws. William A. Mundell and Paul F. Koeppe continued as Class III directors (term expiring in 2010) and Richard A. Payne continued as a Class I director (term expiring in 2011). The results of the proposals voted upon at the Annual Meeting as are as follows:

		For	Against	Abstain	Non-votes
1.	a.) Election of Manfred E. Birnbaum	6,041,733	-0-	89,835	-0-
	b.) Election of Richard A. Abdoo	6,095,979	-0-	35,589	-0-

2.	Ratify PKF as our auditors for fiscal 2010	6,106,603	18,470	6,495	-0-

3.	Approve the amendment and restatement of the Company’s by-laws, including:

	a.) Approval of advance notice provisions relating to shareholder proposed business at an Annual Meeting	6,101,075	21,542	8,951	-0-

	b.) Approval of advance notice provisions relating to shareholder director nominations	6,106,134	21,642	3,792	-0-

	c.) Approval of increase to shareholder quorum requirement	3,084,443	18,019	4,104	3,025,002

	d.) Approval of other administrative amendments	6,009,567	110,721	11,280	-0-

Item 5.          Other Information

       This Item is not applicable.

Item 6.     Exhibits

Exhibit 10.1   Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach.

Exhibit 10.2   Restrictive Covenant Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach.

Exhibit 10.3    Nonstatutory Stock Option Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach        (performance-based).

Exhibit 10.4    Nonstatutory Stock Option Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach  (time-based).

Exhibit 10.5    Agreement dated February 3, 2010 by and between the Company and Steven A. Seeker.

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

ZBB ENERGY CORPORATION

February 17, 2010	By:	/s/Eric C. Apfelbach
	Name:	Eric C. Apfelbach
	Title:	Chief Executive Officer
(Principal Executive Officer)

February 17, 2010	By:	/s/ Scott W. Scampini
	Name:	Scott W. Scampini
	Title:	Executive Vice President and Chief Financial Officer
(Principal financial officer and
Principal accounting officer)