Form 10-Q
period 2010-03-31
ZBB ENERGY CORP
filed 2010-05-17
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 17, 2010
Common Stock, $.01 par value per share	14,915,389

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

PART I.  FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

ZBB ENERGY CORPORATION
Consolidated Balance Sheets

	March 31, 2010	June 30, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,925,150	$2,970,009
Bank certificate of deposit	-	1,000,000
Accounts receivable	325,408	614,154
Interest receivable	-	19,746
Inventories-net of $175,000 and $145,301 allowance	995,397	1,587,113
Prepaids and other current assets	53,763	143,173
Total current assets	4,299,718	6,334,195
Long-term assets:
Property, plant and equipment, net	3,573,105	4,578,180
Goodwill	803,079	803,079
Total assets	$8,675,902	$11,715,454
Liabilities and Shareholders' Equity
Current liabilities:
Bank loans	420,428	416,558
Accounts payable	553,009	827,001
Accrued expenses	449,600	25,765
Deferred revenues	472,720	1,128,539
Accrued compensation and benefits	554,201	151,841
Total current liabilities	2,449,958	2,549,704
Long-term liabilities:
Bank loans	2,209,678	2,399,915
Total liabilities	$4,659,636	$4,949,619
Shareholders' equity
Common stock ($0.01 par value); 150,000,000 authorized
14,915,389 and 10,618,297 shares issued and outstanding	149,155	106,183
Additional paid-in capital	49,587,568	45,549,079
Treasury stock - 13,833 shares	(11,136)	-
Accumulated other comprehensive (loss)	(1,562,385)	(1,601,576)
Accumulated (deficit)	(44,146,936)	(37,287,851)
Total shareholders' equity	$4,016,266	$6,765,835
Total liabilities and shareholders' equity	$8,675,902	$11,715,454

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Consolidated Statements of Operations

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues
Product sales and revenues	$29,669	$-	$967,455	$-
Engineering and development revenues	159,111	219,853	588,693	733,738
Total Revenues	188,780	219,853	1,556,148	733,738

Costs and Expenses
Cost of product sales	-	-	899,287	-
Advanced engineering and development	905,949	757,680	2,538,197	2,118,346
Selling, general, and administrative	1,141,069	887,523	3,748,839	2,554,341
Depreciation	83,622	51,837	333,270	186,703
Impairment and other equipment charges	47,858	-	828,089	-
Total Costs and Expenses	2,178,498	1,697,040	8,347,682	4,859,390

Loss from Operations	(1,989,718)	(1,477,187)	(6,791,534)	(4,125,652)

Other Income (Expense)
Interest income	8,074	23,689	55,163	119,030
Interest (expense)	(54,261)	(59,889)	(117,155)	(119,987)
Other income (expense)	14,201	(10,946)	(5,559)	(24,514)
Total Other Income (Expense)	(31,986)	(47,146)	(67,551)	(25,471)

Loss before provision for Income Taxes	(2,021,704)	(1,524,333)	(6,859,085)	(4,151,123)

Provision for Income Taxes	-	-	-	-
Net Loss	$(2,021,704)	$(1,524,333)	$(6,859,085)	$(4,151,123)

Net Loss per share-
Basic and diluted	$(0.16)	$(0.14)	$(0.56)	$(0.39)

Weighted average shares-basic and diluted:
Basic	12,933,506	10,547,621	12,285,867	10,524,062
Diluted	12,933,506	10,547,621	12,285,867	10,524,062

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Changes in Shareholders' Equity (unaudited)

					Note	Accumulated
					Receivable	Other		TOTAL
	Number of	Common	Add'l Paid-in	Treasury	from	Comprehensive	Accumulated	Shareholders'	Comprehensive
	Shares	Stock	Capital	Stock	Shareholders	(Loss)	Deficit	Equity	(Loss)
Balance: June 30, 2008	10,512,283	$105,123	$45,619,608		$(608,333)	$(1,373,485)	$(31,726,795)	$12,016,118	$(4,731,612)

Stock options expensed			294,114					294,114
Issuance of restricted stock in payment of compensation	101,014	1,010	72,167					73,177
Deferred stock compensation			(72,167)					(72,167)
Amortization of deferred stock compensation			30,490					30,490
Issuance of restricted stock - in payment of consulting fees	5,000	50	13,200					13,250
Reduction of note receivable			(408,333)		608,333			200,000
Net Loss							(5,561,056)	(5,561,056)	$(5,561,056)
Net Translation Adjustment						(228,091)		(228,091)	(228,091)
Balance: June 30, 2009	10,618,297	$106,183	$45,549,079	$-	$-	$(1,601,576)	$(37,287,851)	$6,765,835	$(5,789,147)

Issuance of common stock equity offering net of underwriting fees	1,791,667	17,917	2,024,583					2,042,500
Equity offering costs			(142,224)					(142,224)
Amortization of deferred equity compensation			303,791					303,791
Settlement of stock purchase agreement	(28,750)	(287)	287
Issuance of common stock equity offering net of net of underwriting fees	2,243,750	22,438	1,636,912					1,659,350
Equity offering costs			(61,956)					(61,956)
Retired restricted stock	(46,921)	(469)	469
Issuance of restricted common stock offering	337,346	3,373	276,627					280,000
Purchase of treasury stock				(11,136)				(11,136)
Net Loss							(6,859,085)	(6,859,085)	(6,859,085)
Net Translation Adjustment						39,191		39,191	39,191
Balance: March 31, 2010	14,915,389	$149,155	$49,587,568	$(11,136)	$-	$(1,562,385)	$(44,146,936)	$4,016,266	$(6,819,895)

See accompanying notes to consolidated financial statements

ZBB Energy Corporation	Nine months ended March 31,
Consolidated Statements of Cash Flows	2010	2009
	(unaudited)	(unaudited)
Cash flows from operating activities
Net loss	$(6,859,085)	$(4,151,123)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Depreciation	333,270	186,703
Change in inventory allowance	29,699	68,050
Equipment costs reclassified to expenses	-	210,855
Impairment and other equipment charges	828,089	-
Payments applied to note receivable for consulting fees	-	150,000
Stock based compensation	303,791	201,567
(Increase) decrease in operating assets:
Accounts receivable	288,746	1,722
Inventories	562,017	(321,801)
Prepaids and other current assets	89,410	(325)
Other receivables-interest	19,746	26,970
Increase (decrease) in operating liabilities:
Accounts payable	(252,245)	230,324
Accrued compensation and benefits	402,360	(48,231)
Accrued expenses	423,835	-
Deferred revenues	(655,819)	(2,415)
Net cash (used) in operating activities	(4,486,186)	(3,447,704)
Cash flows from investing activities
Capital expenditures	(156,284)	(713,470)
Bank certificate of deposit	1,000,000	(1,016,325)
Net cash provided (used) in investing activities	843,716	(1,729,795)
Cash flows from financing activities
Proceeds from bank loan	156,000	1,070,000
Repayments of bank loans	(342,367)	(203,567)
Proceeds from stock issuance - net of underwriter fees	3,981,850	-
Additional public offering costs	(204,180)	-
Purchase of treasury stock	(11,136)	-
Net cash provided by financing activities	3,580,167	866,433
Effect of exchange rate changes on cash and cash equivalents	17,444	(243,694)
Net (decrease) in cash and cash equivalents	(44,859)	(4,554,760)
Cash and cash equivalents - beginning of period	2,970,009	8,451,320

Cash and cash equivalents - end of period	$2,925,150	$3,896,560

Cash paid for interest	$111,927	$92,952

Supplemental schedule of non-cash investing and financing activities:
Investment in joint venture offset by unfulfilled deferred revenue	-	160,000
Prepaids and inventory reclassed to property, plant and equipment	-	214,900
Equipment costs reclassified to expenses	-	210,855

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION

Notes to Unaudited Consolidated Financial Statements
March 31, 2010

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

In the opinion of the ZBB Energy Corporation (“ZBB” or the “Company”) management, all adjustments (consisting of normal recurring accruals) necessary to make the Company’s financial position as of March 31, 2010 and the results of operations and statements of cash flows for the periods shown not misleading, have been included.  Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year-ended June 30, 2010.
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

NOTE 2 – Going Concern

The unaudited consolidated financial statements as of March 31, 2010 and for the nine months then ended have been prepared on the basis of a going concern which contemplates that ZBB Energy Corporation and subsidiaries (the “Company”) will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $6,859,085 for the nine months ended March 31, 2010. The ability of the Company to meet its total liabilities of $4,659,636 and to continue as a going concern is dependent upon the availability of future funding and achieving profitability.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - Nature of Organization

The Company designs, develops, manufactures and distributes energy storage systems under the product name ZESS 50. The Company also develops and distributes proprietary system integration power electronics under the product name ZESS POWR PECC.  The Company was incorporated under the laws of Wisconsin in 1998.
The Company develops, manufactures and markets energy storage systems with telecom and renewable energy applications, and energy integrators for both of and on grid applications as its initial markets. This scalable, mobile system is ideally suited for a number of market applications including:
   — Storage of renewable wind and solar energy production in both grid connected and grid independent environments.
   — Backup power supply for grid connected units.
   — Power electronic systems in conjunction for both storage and nonstorage applications.
The consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, ZBB Technologies, Inc. which operates a manufacturing facility in Menomonee Falls, Wisconsin, and ZBB Technologies, Ltd. which has its advanced engineering and development facility in Perth, Australia.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Tax

The Company records deferred taxes in accordance with FASB Accounting Standard Codification (“ASC”) topic 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized. There was no deferred tax assets recorded as of March 31, 2010.

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

Depreciation

Depreciation is provided for all plant and equipment on a straight line basis over estimated useful lives of the assets.  The depreciation rate used for each class of depreciable asset is:

Depreciation Life
Manufacturing Equipment	3 - 7 years
Office Equipment	3 - 7 years
Building and improvements	7 - 40 years

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

In July 2007 the Company commenced engineering and product development activities pursuant to the collaborative Advanced Electricity Storage Technologies project (“AEST”) with the Commonwealth of Australia through July 2010 which terms include the receipt of funding of A$3.1 million (approximately US$2.3 million) toward future development costs which include the production and delivery of one 500kWh energy storage system.  During the nine months ended March 31, 2010 and 2009, $588,693 and $733,738, respectively, was recognized as revenue based on progress toward completion of the nine performance milestones specified in the contract.

On February 4, 2010 the Company announced that its Audit Committee and Management determined a customer contract recorded in June 2009 did not properly meet the delivery criteria under Staff Accounting Bulletin No. 101 to qualify for revenue recognition and that other contract arrangements were not considered when revenue was recorded.  As a result, the Company reported the revenues of approximately $600,000 and costs associated with this shipment in the consolidated financial statements for the fiscal quarter ended September 30, 2009.

Total revenues of $1,556,148 and $733,738 were recognized for the nine months ended March 31, 2010 and 2009, respectively.

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

As of March 31, 2010, included in the Company’s accrued expenses were approximately $350,000 in warranty reserves and $100,000 in provision for anticipated contract losses.

Net Loss per Share

The Company follows the FASB ASC topic 260 “Earnings per Share” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Anti-dilutive effects on net income (loss) per share are excluded (as of March 31, 2010 there were 2,896,523 underlying options and warrants that are excluded).

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

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with the FASB ASC topic 220 “Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net currency translation adjustments applicable for the periods ended March 31, 2010 and 2009 and is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

Fair Value Measurements

The Company considers the carrying values reported in the consolidated balance sheets for current assets and current liabilities qualifying as financial instruments which approximate their fair values due to the short-term maturity of such instruments.  It is the management’s opinion that the Company is not exposed to significant interest, price, and foreign currency or credit risks arising from these financial instruments.

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

NOTE 5 – INVENTORIES

Inventory balances are comprised of the following amounts as of March 31, 2010:

Raw materials	$853,605
Work in progress	253,388
Finished goods	63,404
Inventory valuation allowance	(175,000)
Total	$995,397

NOTE 6– PROPERTY, PLANT & EQUIPMENT

Property, plant & equipment balances are comprised of the following amounts as of March 31, 2010:

Office equipment	$125,287
Manufacturing equipment	3,530,008
Building	1,996,134
Land	217,000
5,868,429
Less, accumulated depreciation	(2,295,324)
Net Property, Plant & Equipment	$3,573,105

During the nine month period ended March 31, 2010, manufacturing equipment previously used in production and development activities were identified as impaired or had reached the end of their respective useful lives due to changing product and manufacturing technologies.  Upon write-down the manufacturing equipment and accumulated depreciation accounts were adjusted accordingly and $828,089 in charges to operations for the nine months ended March 31, 2010, including a charge to operations of $47,858 for the three months ended March 31, 2010, were reported as impairment and other equipment charges.

NOTE 7 – NOTE RECEIVABLE-Shareholder

In July 2006, the Company entered into a common stock purchase agreement with 41 Broadway Associates, LLC.  Under the terms of the agreement the Company sold to 41 Broadway Associates, LLC a total of 294,118 common shares for a total consideration of $1,000,000, paid through issuance of a promissory note. Both parties also entered into a five year consulting agreement.  During 2009 the Company determined the service agreement to be a minimal future value and effectively cancelled the agreement as of June 30, 2009.

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

NOTE 8 – COMMON STOCK AND WARRANT OFFERINGS

On April 30, 2009 the Company filed a Registration Statement on Form S-3 with the SEC for a $10 million universal shelf, which was declared effective by the SEC on May 13, 2009.  The Company took this action as a proactive measure in anticipation of our possible future needs to raise additional investment capital to fund additional working capital and further capital expenditures.  On August 18, 2009, the Company completed a registered direct sale of 1,791,667 units at $1.20 per unit, consisting of an aggregate of 1,791,667 shares of its common stock and warrants to purchase 358,333 shares of its common stock at an exercise price of $1.33 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.9 million.    Proceeds are to be used for capital expenditures and general corporate purposes.

On March 9, 2010, the Company completed a registered direct sale of 2,243,750 units at $.80 per unit, consisting of an aggregate of 2,243,750 shares of its common stock and warrants to purchase 1,121,875 shares of its common stock at an exercise price of $1.04 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.6 million.    Proceeds are to be used for general corporate purposes.

On March 31, 2010, the Company completed the closing of a private placement of unregistered common stock.  The purchasers of the stock were the company’s Directors, Officers, and key employees.  The Company sold 337,346 shares at $.83 per share.  The proceeds to ZBB were $280,000.    Proceeds are to be used for general corporate purposes.

NOTE 9 – BANK LOANS

The Company's debt consisted of the following as of March 31, 2010:

Bank loans-current	$420,428
Bank loans-long term	2,209,678
Total	$2,630,106

On July 1, 2009 the Company entered into a loan agreement to finance new production equipment.  The $156,000 bank note is secured by specific equipment, requiring monthly payments of $4,736 of principal and interest; rate equal to 5.99% per annum; maturity date of December 1, 2013. Principal balance is $119,645 at March 31, 2010.

On November 28, 2008 the Company entered into a loan agreement to finance new production equipment.  The $1,070,000 bank note is secured by specific equipment, requiring monthly payments of $21,000 of principal and interest; rate equal to the prime rate; maturity date of July 1, 2012. Principal balance is $788,269 at March 31, 2010.

On May 14, 2008 the Company entered into two loan agreements to refinance its building and land in Menomonee Falls, Wisconsin:
The first loan requires a fixed monthly payment of principal and interest at a rate of ..25% below the prime rate, subject to a prime rate floor of 5.25%, with any principal balance due at maturity on June 1, 2018 and secured by the building and land.  Principal balance is $815,223 at March 31, 2010.
The second loan is a secured promissory note guaranteed by the U.S. Small Business Administration, requiring monthly payments of principal and interest at a rate of 5.5% until May 1, 2028.   Principal balance is $828,239 at March 31, 2010.

On January 22, 2007 the Company refinanced its equipment loan.  The new loan term requires monthly principal payments and interest rate at a rate equal to the prime rate, maturity date of February 1, 2011.  The loan is secured by a first lien on all business personal property.  Principal balance is $78,730 at March 31, 2010.

Maximum aggregate annual principal payments for the 12 month periods subsequent to March 31, 2010 are as follows:

2010	$420,428
2011	358,135
2012	332,648
2013	183,320
2014	84,707
2015 and thereafter	1,250,868
$2,630,106

NOTE 10 - EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

In 2002 the Company established the 2002 Stock Option Plan (“SOP”) whereby a stock option committee was given the discretion to grant up to 579,107 options to purchase shares to key employees of the Company at exercise prices and dates to be determined by the committee.  During the nine month period ended March 31, 2010 no options were issued or exercised, options for 87,907 shares expired, and options for 75,000 shares were cancelled.  At March 31, 2010 there were 325,000 options outstanding with an exercise price of $3.59 and expiration dates through June 30, 2014.  A further 254,107 options are available to be issued under the SOP.

During 2005 the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorizes the board of directors or a committee thereof, to grant options to employees and directors of the Company or any affiliate of the Company. The maximum number of options that may be granted in aggregate at any time under the 2005 Plan is the number equivalent to 5% of the total number of issued shares of the Company including all shares underlying options under the Company’s stock option and incentive plans. Options issued expire five years after the vesting date.  During the nine month period ended March 31, 2010 no options were issued, exercised or expired, and options for 260,000 shares were cancelled.  At March 31, 2010, options to purchase 50,000 shares with an exercise price of $3.82 and an expiration date of June 2012 are outstanding. A further 405,838 options are available to be issued under the 2005 Plan.

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorizes the board of directors or a committee thereof, to grant options to purchase up to a maximum of 1,500,000 shares to employees and directors of the Company at exercise prices to be determined by the administrator but not less than 100% (110% for a 10% shareholder) of the market value on the date granted.  During the nine month period ended March 31, 2010 options to purchase 816,500 shares were granted to directors and employees exercisable at prices from $1.02 to $1.39 per share based on various service based vesting terms from November 2009 through February 2013 and exercisable at various dates through February 2018, and 195,918 options were retired or forfeited.   At March 31, 2010, options to purchase 1,286,992 shares with an exercise price of $1.02 - $3.59 and expiration dates from January 1, 2015 to November 2, 2019 are outstanding.  Options to purchase an additional 213,008 shares are available to be issued under the 2007 plan.

The Compensation Committee of the Company’s Board of Directors awarded two inducement option grants to the Company’s new CEO in January 2010.  The first grant is an option to purchase 400,000 shares which vests as to one-third of the shares on January 7, 2011 and as to the balance in 24 monthly installments beginning on January 31, 2011 and ending on December 31, 2012.  This option vests in full upon a “change of control.” The second grant is an option to purchase 100,000 shares of ZBB common stock which vests in two equal installments based on the achievement of certain performance targets as of June 30, 2010 and December 31, 2010.  Both options have an exercise price of $1.33 per share which was equal to the closing price of ZBB’s common stock on January 7, 2010 and are not exercisable as to any portion of the option after the fifth anniversary of the date on which that portion vests.  The options are subject to other terms and conditions specified in the related option agreements.

In aggregate for all plans, at March 31, 2010, the Company has a total of 2,161,992 options outstanding and 872,953 options available for future grant under the SOP, 2005 and the 2007 Plans.

The following table summarizes information relating to the stock options outstanding at March 31, 2010:

	Outstanding			Exercisable
		Average
		Remaining	Weighted		Weighted
	Number of	Contractual Life	Average	Number of	Average
Range of Exercise Prices	Options	(in years)	Exercise Price	Options	Exercise Price
$1.02 to $1.69	1,511,992	7.5	$1.32	317,159	$1.26
$3.59 to $3.82	650,000	4.8	$3.61	633,333	$3.61
Balance at March 31, 2010	2,161,992		$2.01	950,492	$2.82

In addition, under the 2007 Plan and in conjunction with a salary reduction plan implemented during 2009, 101,014 restricted shares were granted as payment of compensation, of which vesting is 75% service based and 25% performance based.  During the nine month period ended March 31, 2010, $29,284 (net of $19,500 in forfeitures) was recognized as expense.

NOTE 11 - NON RELATED PARTY WARRANTS

At March 31, 2010 there were outstanding warrants to purchase 1,121,875 shares acquired by certain purchasers of Company shares in March 2010 exercisable at $1.04 per share and which expire in September 2015.

At March 31, 2010 there were outstanding warrants to purchase 358,333 shares acquired by certain purchasers of Company shares in August 2009 exercisable at $1.33 per share and which expire in August 2015.

At March 31, 2010 there were outstanding warrants to purchase 120,023 shares acquired by Empire Financial Group, Ltd. in 2006 exercisable at $3.23 per share and which expire on in September 2011.

At March 31, 2010 there were outstanding warrants to purchase 50,000 shares acquired by Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our United States public offering which are exercisable at $7.20 per share and which expire in June 2012.

At March 31, 2010 there are warrants to purchase 195,800 shares issued and outstanding to Strategic Growth International in connection with capital raising activities in 2006 and 2007, with expiration dates between March 2011 and June 2012 and exercise prices of between $3.75 and $7.20.

The table below summarizes non-related party warrant balances:

		Weighted-
		Average
Stock Warrants	Number of	Exercise Price
Non-related parties	Warrants	Per Share
Balance at June 30, 2008	365,823	$4.41
Warrants granted	-
Warrants expired	-
Warants exercised	-
Balance at June 30, 2009	365,823	$4.41
Warrants granted	1,480,208	$1.11
Warrants expired	-
Warants exercised	-
Balance at March 31, 2010	1,846,031	$1.76

NOTE 12 – COMMITMENTS

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

The AEST project has total budgeted expenditure for operating and capital items of approximately $4.7 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.3 million (A$2.8 million) is the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities. The Australian Government is providing the project funding of approximately $2.5 million (A$3.1 million) to be paid in accordance with the completion of contracted project milestones and subject to the Company’s compliance with project reporting requirements and demonstrating that the funds already provided to it have been fully spent or will be fully spent in the near future.  There is a balance of approximately $100,000 in contributions due by the Company to the project in cash and in-kind contributions as of March 31, 2010.

The Company leases its Australian research and development facility from a non-related Australian company.  The current rental is $64,415 per annum (A$71,572) and is subject to an annual CPI adjustment.

Rent expense was $48,827 and $39,618 for the nine months ended March 31, 2010 and 2009.

The future payments required under the terms of the lease are as follows:

For the twelve months ending June 30:
2010	$68,444
2011	38,178
Total	$106,622

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

On October 31, 2009, the Company entered into a Resignation and Indemnification Agreement (the “Indemnification Agreement”) with Robert J. Parry, its outgoing CEO.  As of March 31, 2010 the Company has accrued the entire $225,000 of future severance payments to be paid to Mr. Parry, in connection with his retirement.

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

Expenses under these plans were $63,950 and $57,674 for the nine months ended March 31, 2010 and 2009.

NOTE 14 — STOCK-BASED COMPENSATION

The Company issues stock options and other stock-based awards to executive management, key employees, and directors under its stock-based compensation plans (see Note 9).

For the nine months ended March 31, 2010 and 2009, the Company’s results of operations reflect compensation expense for stock options granted and restricted shares vested under its equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $303,791 and $201,567, based on the grant date fair value of all options vested during the nine months ended March 31, 2010 and 2009 respectively.

During the nine month period ended March 31, 2010 options to purchase 1,316,500 shares were granted to directors and employees  exercisable at prices from $1.02 to $1.39 per share based on various service based vesting terms from November 2009 through February 2013 and exercisable at various dates through February 2018.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the nine months ended March 31, 2010 using the Black-Scholes option-pricing model:

Expected life of option (years)	2.5-4.75
Risk-free interest rate	1.2 - 1.4%
Assumed volatility	62 - 70%
Expected dividend rate	0.00
Expected forfeiture rate	0.00

The weighted-average fair value of the 1,316,500 options granted during the nine months ended March 31, 2010 was approximately $.60 per option using the Black Scholes option-pricing method as of the date of the grant.

Time-vested and performance-based stock awards, including stock options and restricted stock, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

As of March 31, 2010, there remains a  total of $590,713 in unrecognized compensation cost related to unvested stock options with various service based vending dates through 2012.

NOTE 15— INCOME TAXES

The Company did not record a provision for federal, state or foreign income taxes for the years ended June 30, 2009 and 2008.  The Company has not recorded a benefit for deferred tax assets as its realizability is uncertain.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income tax rate as follows:

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

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with the audited financial statements and note thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2009 as filed by us with the SEC on February 12, 2010.

Forward-Looking and Cautionary Statements

Information provided by us or statements made by our employees may, from time to time, contain “forward-looking” information that involves risks and uncertainties. In particular, statements contained in this Quarterly Report that are not historical facts constitute forward-looking statements and are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may”, “expect”, “anticipate”, “believe”, “estimate”, “continue”, and similar words. You should read and use our forward-looking statements carefully because they: (1) discuss our future expectations; (2) contain projections of our future operating results or financial condition; or (3) state other “forward-looking” information. Various factors described below, as well as any other instances of cautionary language in this Quarterly Report and the other potential risks and uncertainties discussed in the Risk Factors section of our Annual Report on Form 10-K/A for the year ended June 30, 2009 and in our other SEC filings from time to time, refer to or provide examples of risks, uncertainties and events that may cause our actual results to be materially different than the expectations described in our forward-looking statements. You should be aware that the occurrence of any of the events or factors described below and elsewhere in this Quarterly Report could materially and adversely affect our business. All forward-looking statements included in this Quarterly Report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

In addition to the risks and uncertainties faced generally by participants in the renewable energy industry, we face the following risks and uncertainties:

•	Our stock price could be volatile and our trading volume may fluctuate substantially.
•	We have incurred losses and anticipate incurring continuing losses.
•	We will need additional financing.
•	If we fail to adequately manage our resources, it could have a severe negative impact on our financial results or stock price.
•	Our success depends on our ability to retain our managerial personnel and to attract additional personnel.
•
Businesses and consumers might not adopt alternative energy solutions as a means for obtaining their electricity and power needs, and therefore our revenues may not increase, and we may be unable to achieve and then sustain profitability.

•	Our industry is highly competitive and we may be unable to successfully compete.
•	Unless we keep pace with changing technologies, we could lose existing customers and fail to win new customers.
•	If our products do not perform as promised, we could experience increased costs, lower margins and harm to our reputation.
•	Shortages or delay of supplies of component parts may adversely affect our operating results until alternate sources can be developed.
•	We have no experience manufacturing our products on a large-scale basis and may be unable to do so at our current facility.
•
We market and sell, and plan to market and sell, our products in numerous international markets. Our inability to manage our international operations effectively and/or currency translation and transaction risk could adversely affect our business, financial condition and results of operations.

•	We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.
•	If our common stock is de-listed from the AMEX, the common stock will become less liquid.

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

Our production capacity has been increased through the acquisition of new production equipment received in the last fiscal year.  This new equipment, along with our automation plans would enable a significant increase in production capability with the addition of manufacturing personnel.  Since our initial public offering we have continued implementation of our business plan including updating the functionality of our ZESS 50 module, development of our ZESS POWER PECC, initiating manufacturing capacity increases, ISO certification, application for UL listings, and commenced commercial marketing of our products into target markets.

We are actively involved in submitting proposals to the Federal Government in response to Funding Opportunity announcements issued as a result of the American Recovery and Reinvestment Act. These proposals included opportunities for plant expansion, Smart Grid initiative, Renewable Energy Initiatives as well as research and development opportunities for applications where the Company’s technology could bring a transformational change to market applications that we currently do not address.

We are also continuing our initiatives to establish an integrated solar and storage village power system for off-grid applications in Africa and other strategic locations, through our relationship with Likusasa and their capabilities to handle installation, maintenance and monitoring throughout regional Africa. Our sample unit installed at Future House USA in Beijing continues to give us a promotional presence in China.  Units are currently in the process of being manufactured, shipped and/or installed in South Africa, Ireland, British Columbia(Canada), California, Oregon, and Pennsylvania.

Manufacturing operations were suspended for most of the quarter ended March 31, 2010 for retooling of the stack manufacturing process related to our Version 2 module (V2).  V2 is our next generation module encompassing improvement in efficiencies and stack life and which we expect to begin manufacturing during the quarter ending June 30, 2010.

Known Trends, Market Opportunities and Challenges

We believe that there are specific existing and rapidly emerging market opportunities for our energy storage and hybrid power electronic products.

We continue to advance the sales and marketing process in the areas of sales network structure, direct key accounts, strategic relationships, marketing and industry/policy involvement.

We continue to build a direct market pipeline of opportunities which include companies involved in renewable energy; renewable energy integrators involved in on-grid and off-grid applications, government facilities, telecom, and other commercial and industrial opportunities.

We have advanced the ZBB presence and awareness in the market through involvement in various market conferences (energy storage, wind, and solar, electric utility), direct marketing, marketing materials and web content, as well as continued efforts in media channels and highly visible applications.  For example, the development of a prototype off grid system consisting of ZESS 50 energy storage and ZESS POWR PECC hybrid for cell tower application in Africa via ZBB partner Likusasa, and the shipment of the first large scale wind/storage facility on a college campus at the Dundalk Institute of Technology in the Republic of Ireland as well as the deployment of the ZBB Hybrid ZESS POWR PECC and ZESS 50 energy storage to Oregon State University for the advanced study of energy storage with Wind power and the scheduled deployment of ZBB Hybrid ZESS POWR PECC and  ZESS 50 for an off-grid application that optimizes the use of Solar PV, Wind, and conventional Diesel Generator as a single power plant.  ZBB is in the process of furthering these marketing and networking efforts with additional marketing activities that will continue to raise the profile of ZBB and the ZESS brands.

We have designed our products so that they can be combined for use in larger storage applications and/or integrated with renewable energy sources through the use of the ZBB hybrid power electronics.  Federal and State Government initiatives to lessen the United States greenhouse gas emissions and dependency on oil and increasing concerns surrounding CO2 emissions are also driving this market sector.

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

Our current contracts include a collaborative project (Advanced Electricity Storage Technologies project) with the Commonwealth of Australia which commenced July 2007 and running through June 2010, which includes the payment to the Company of $2.7 million for development costs and which includes the production and delivery of one 500kWh energy storage system for installation into a renewable energy site in Australia. In December 2008 we received an order for a ZESS 500 system that was installed in conjunction with existing wind energy assets at the Dundalk Institute of Technology in the Republic of Ireland.

A $230,000 funded project with the Wisconsin Energy Independence Fund for the development of our own proprietary power conversion systems for both AC to DC and DC to DC renewable energy applications has been completed. We contracted with a Wisconsin based partner to build and package the power electronics components for two units for evaluation with two ZESS 50 systems manufactured under this grant.

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

In addition to the other risk factors stated above, we believe that some of the biggest challenges we face will be gaining market acceptance for our newer products and reaching the renewable energy, utility and other markets that we target. In order to be successful we must also develop a reputation of reliability and quality service.

Our systems compete with both traditional energy storage technologies, such as lead acid batteries, as well as emerging energy storage technologies, such as vanadium redox and sodium sulfur batteries. For our target markets, we believe our product has a significant advantage over competing products and technologies in terms of:

•           The amount of energy that can be stored in a system of a given weight and size or “energy density” (sometimes measured in Watt Hours per Kilogram or Wh/kg) relative to lead acid, recharge cycle and overall cycle life.

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

Presentation of Financial Statements

On February 4, 2010 we announced that our audit committee and management determined a customer contract recorded in June 2009 did not properly meet the delivery criteria under Staff Accounting Bulletin No. 101 to qualify for revenue recognition and that other contract arrangements were not considered when revenue was recorded. As a result, the Company restated its previously issued consolidated financial statements for the fiscal year ended June 30, 2009 included in the Company's fiscal 2009 Form 10-K, and the consolidated financial statements for the fiscal quarter ended September 30, 2009 included in the Company's first quarter Form 10-Q.

In recording the revenue transaction for the fiscal year ended June 30, 2009 management analyzed the customer contract and used the following judgments in considering if the revenue recognition criteria was met 1) the equipment was shipped on or prior to June 30, 2009, 2) the customer had paid for the equipment in full prior to shipment and 3) the customer had signed off on the functionality of the equipment prior to shipment. However, transfer of risk and title had not been achieved based on contracted freight terms and as required per Staff Accounting Bulletin 101 prior to the recognition of revenue.  In addition, the Company's procedures failed to identify the existence of a maintenance agreement and a commissioning charge that were separately stated in the customer agreement.

During the nine month period ended March 31, 2010, manufacturing equipment previously used in production and development activities were identified as impaired or had reached the end of their respective useful lives due to changing product and manufacturing technologies. Upon write-down the manufacturing equipment and accumulated depreciation accounts were adjusted accordingly and $828,089 in charges to operations were reported as impairment and other equipment charges.

Results of Operations

Three months ended March 31, 2010 and 2009:

Revenue:

Our revenues for the three months ended March 31, 2010 and 2009 were $188,780 and $219,853, respectively, a decrease of $31,073.  The decrease is related to the upcoming completion of the Australian AEST project as of June 30, 2010.  Revenues for both periods include estimates based on the percentage-of-completion method of accounting for long-term contracts, and revenue for the three months ended March 31, 2010 includes $29,669 revenue from product commissioning.

Cost and Expenses and Other Income (Expense):

Total costs and expenses.   Total costs and expenses for the three months ended March 31, 2010 and 2009 were $2,178,498 and $1,697,040, respectively. The increase of $481,458 in the three months ended March 31, 2010 was primarily due to increased advanced engineering and development (AE&D) expenses of $148,269 and an increase in selling, general, and administrative (SG&A) expenses of $253,546.  AE&D expenses increased due to further development of product technology.  SG&A expenses increased due to an increase in executive officer salaries and expenses related to DOE ARPAE proposal preparation.

Other expense.   Other expense for the three months ended March 31, 2010 and 2009 was $31,986 and $47,146, respectively. Interest income for the three months ended March 31, 2010 was $8,074 compared to $23,689 in the three months ended March 31, 2009, a $15,615 decrease.  The decrease in other expenses for three month period ended March 31, 2010 was primarily due to other income of $14,201 from the sale of scrap materials and freight charges to customers in the three month period ended March 31, 2010.

Cost of product sales.   Our cost of product sales for three months ended March 31, 2010 and 2009 were $0 in both periods.  The costs of product commissioning in the three months ended March 31, 2010 are included in AE&D expenses.

Advanced engineering and development. Our engineering and development costs for the three months ended March 31, 2010 and 2009 were $905,949 and $757,680, respectively.  The increase during the three month period ended March 31, 2010 of $148,269 from the comparable 2009 period was primarily due to increased costs related to the further development of our battery and modular power electronics in the newly developed POWR PECC TM complete energy storage systems, including contracted non-recurring engineering and testing costs, baseline testing and focused efforts to improve the reliability, efficiency, and commercial production of the battery stack.  In addition, during the three months ended March 31, 2010 costs were incurred relating to the development of our next generation (V2) module which we expect to begin manufacturing in the quarter ending June 30, 2010.

Selling, General and Administrative.  Our selling, general and administrative expense for the three months ended March 31, 2010 and 2009 was $1,141,069 and $887,523, respectively.  The current period included increases in expenses for executive officer salaries and expenses related to the preparation of government grant proposals.

Impairment and other equipment charges.  During the three month period ended March 31, 2010 management determined that certain test equipment was impaired by the amount of $47,858 due to technological obsolescence.

Net Loss.  Our net loss for the three months ended March 31, 2010 was $2,021,704, representing a $497,371 increase in net loss as compared to a net loss of $1,524,333 for the three months ended March 31, 2009.

Nine months ended March 31, 2010 and 2009:

Revenue and Other income:
Our revenues for the nine months ended March 31, 2010 and 2009 were $1,556,148 and $733,738, respectively, an increase of $822,410.  This was result of an increase in revenues of $967,455 from product sales and revenues as compared to the nine month period ended March 31, 2009 and a $145,045 decrease from engineering and development revenues.  Revenues include estimates based on the percentage-of-completion method of accounting for long-term contracts and units completed and shipped during the period.

The increase in product sales was substantially related to the ZESS 500 Dundalk system shipment.

Cost and Expenses and Other Income (Expense):

Total costs and expenses.   Total costs and expenses for the nine months ended March 31, 2010 and 2009 were $8,347,682 and $4,859,390, respectively. The increase of $3,488,292 in the nine months ended March 31, 2010 was primarily due to increased cost of product sales of $899,287, increases in advanced engineering and development costs of $419,851, increases in selling, general, and administrative costs of $1,194,498, impairments and other equipment charges of $828,089 and increase in depreciation expense of $146,567.

Other expense.   Other expense for the nine months ended March 31, 2010 and 2009 was $67,551 and $25,471, respectively, a net increase of $42,080 compared to the nine month period ended March 31, 2009. The increase is primarily due to a decrease in interest income of $63,867

Cost of product sales.   Our cost of product sales for nine months ended March 31, 2010 and 2009 were $899,287 and $-0-, respectively.  The increase in expense in the nine month period ended March 31, 2010 was due an increase in energy storage system shipments in the current period.  There were no product sales recognized during the nine month period ended March 31, 2009. The cost of product sales remains relatively high in relation to sales due to the limited levels of commercial activity, resulting in less than optimal economies of scale and limited ability to obtain favorable terms from vendors.

Advanced engineering and development. Our engineering and development costs for the nine months ended March 31, 2010 and 2009 were $2,538,197 and $2,118,346, respectively.  The increase during the nine month period ended March 31, 2010 of $419,851 from the comparable 2009 period was primarily due increased costs related to the further development of our battery and modular power electronics in the newly developed POWR PECC TM complete energy storage systems, including contracted non-recurring engineering and testing costs, baseline testing and focused efforts to improve the reliability, efficiency, and commercial production of the battery stack.

Selling, General and Administrative.  Our selling, general and administrative expense for the nine months ended March 31, 2010 and 2009 was $3,748,839 and $2,554,341, respectively.  The current period included significant corporate charges related to the resignation of the previous CEO, related tax, legal, and interim CEO costs, financial and tax consultants, government grant proposal preparation expenses, fund raising activities and two additional paid directorship positions compared to the nine month period ended March 31, 2009.

Included in the $1,194,498 SG&A expense increase was approximately $390,000 in severance pay, $180,000 in increased legal fees, $123,000 in increased fund raising expenses, $102,000 in increased stock compensation expense, $67,000 in increase directors fees and $210,000 in increased marketing, advertising and promotion costs, as compared to the nine month period ended March 31, 2009.

Impairment and other equipment charges.  During the nine month period ended March 31, 2010 management and our audit committee determined, based on a impairment evaluation conducted by management and an onsite observation of inventory and property, plant, and equipment conducted by the Company’s independent auditors, equipment held by our Australian subsidiary was impaired and would require the Company to recognize an impairment loss of approximately $425,000. Long-term manufacturing assets at the Wisconsin operation were also identified to have reached the end of their useful lives. The net charge to operations, after adjusting the carrying values of these assets, was $828,089 during this period.

Net Loss.  Our net loss for the nine months ended March 31, 2010 was $6,859,085 representing a $2,707,962 increase in net loss as compared to a net loss of $4,151,123 for the nine months ended March 31, 2009.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations were primarily financed through debt and equity financings, and government grants.  Total paid in capital as of March 31, 2010 was $49,736,723.   We had a cumulative deficit of $44,146,936 as of March 31, 2010 compared to a cumulative deficit of $37,287,851 as of June 30, 2009.  At March 31, 2010 we had a working capital surplus of $1,849,760 compared to a June 30, 2009 working capital surplus of $3,784,491.  Our shareholders’ equity as of March 31, 2010 and June 30, 2009 was $4,016,266 and $6,765,835, respectively.

On April 30, 2009 we filed a Registration Statement on Form S-3 with the SEC for a $10 million universal shelf, which was declared effective by the SEC on May 13, 2009.  We took this action as a proactive measure in anticipation of our possible future needs to raise additional investment capital to fund additional working capital and further capital expenditures.  On August 18, 2009, we completed a registered direct sale of 1,791,667 units at $1.20 per unit consisting of an aggregate of 1,791,667 shares of common stock and warrants to purchase 358,333 shares of common stock at an exercise price of $1.33 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.9 million.

On March 9, 2010, we completed a registered direct sale 2,243,750 units at $.80 per unit consisting of an aggregate of 2,243,750 shares of common stock and warrants to purchase 1,121,875 shares of common stock at an exercise price of $1.04 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.6 million.

On March 31, 2010, we completed the closing of a private placement of unregistered common stock.  The purchasers of the stock were certain of the Company’s directors, officers, and key employees.  The Company sold 337,346 shares at $.83 per share.  The proceeds to ZBB were $280,000.

In December 2009 we were awarded a $1.3 million Wisconsin Clean Energy Business Loan through the American Recovery and Reinvestment Act.  We anticipate closing this loan transaction in May 2010.  During the quarter ended March 31, 2010 we received a $1.5 million financing commitment from our bank to supplement the Wisconsin Clean Energy Business Loan.

In connection with Mr. Parry’s retirement as director and Chief Executive Officer of the Company, we have accrued the entire remaining $225,000 of severance expense to be paid to Mr. Parry. Under his employment agreement, his compensation will continue to be paid monthly by the Company for up to eighteen months.  Certain payments could be accelerated to pay for any U.S. based tax liabilities that are incurred by the Company.   There were also significant legal and compliance costs incurred during the quarter ended December 31, 2009 related to the retirement of Mr. Parry.

In conjunction with our strategic partners we are actively involved in submitting proposals to the Federal Government in response to Funding Opportunity announcements issued as a result of the American Recovery and Reinvestment Act. These proposals cover opportunities for plant expansion, Smart Grid initiative, and renewable energy initiatives as well as research and development opportunities for applications where the Company’s technology could bring a transformational change to market applications that we currently do not address.  However, there can be no assurance we will receive any government funding through these activities.

We also have $29 million of net operating loss carryforwards tax loss carryforwards and $14.675 million of Department of Energy sponsored tax credits.  We are exploring ways to monetize or to use these off balance sheet assets.  However, there can be no assurance that these efforts will prove successful.

We believe we have sufficient capital to pursue our current operations through the first quarter of fiscal year 2011.  We will need to raise additional debt and equity capital to support our current business and growth plan.  Our investment capital requirements will depend upon numerous factors, including our ability to control expenses, the progress of our engineering and development programs, the success of our marketing and sales efforts and our ability to obtain alternative funding sources such as government grants.  In order to actively manage financing risk, the board of directors has worked with management to carefully consider financing alternatives and to implement cost containment measures.  Actions taken by the board of directors and management in the previous fiscal year and continuing into the current quarter include: 1) execute an overall reduction in controllable expenses to preserve cash resources including revising our non-employee director compensation policy so that fees are paid in equity compensation instead of cash; 2) actively pursue additional sources of capital to fund working capital and operating needs; 3) pursue government grant and federal stimulus package opportunities;  and 4) leverage the $1.3 million Wisconsin Clean Energy Business Loan that was awarded in December, 2009 through the American Recovery and Reinvestment Act.

We are currently exploring various possible financing options that may be available to us, which may include a sale of our securities.  We have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If we are unable to obtain such needed capital, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations.

Operating Activities

For the nine months ended March 31, 2010, net cash used in operations was $4,486,186.  Cash used in operations resulted from a net loss of $6,859,085, reduced by $1,494,849 in non-cash adjustments and $878,050 in net changes to working capital. The following working capital changes increased the cash used in operations: decreases in accounts payable of $252,245 and deferred revenues of $655,819.  Cash used in operations was reduced by: decreases in accounts receivable of $288,746, inventory of $591,716, prepaid and other current assets of $89,410, and other receivables-interest of $19,746, and increases in accrued compensation and benefits $402,360, and accrued expenses of $423,835.  Non-cash adjustments to operations included $303,791 of stock based compensation expense, $333,270 of depreciation expense, a $29,699 change in inventory allowance, and impairment and other equipment charges of $828,089.

For the nine months ended March 31, 2009, net cash used in operations was $3,447,704.  Cash used in operations resulted primarily from a net loss of $4,151,123.  Net working capital changes increased the cash used in operations by $113,756 resulting from decreases in accrued compensation and benefits of $48,231, deferred revenues of $2,415; and increases to inventory of $321,801, and in other receivables of $26,970.  Cash used in operations was reduced by an increase in accounts payable of $230,324.  Other non-cash adjustments to cash included equipment of $210,855 charged to advanced engineering and development costs, $150,000 of non-cash consulting fees, $201,567 of stock options compensation expense,  a $68,050 change in inventory allowance, and $186,703 of depreciation expense.

Investing Activities

For the nine months ended March 31, 2010, net cash provided by investing activities was $843,716, resulting from an increase of $1,000,000 due to a decrease in bank certificates of deposits with maturities greater than three months, and reduced by cash used in purchase of property and equipment of $156,284.

For the nine months ended March 31, 2009, net cash used in investing activities was $1,729,795.  Cash used in investing activities resulted from $713,470 in purchases of property and equipment, and $1,016,325 in net increases in bank certificates of deposits with maturities greater than three months.

Financing Activities

For the nine months ended March 31, 2010, net cash provided by financing activities was $3,580,167 resulting from $3,981,850 in proceeds from  public offering, net of underwriting fees, and $156,000 in additional financing on manufacturing equipment, less $204,181 in additional public offering costs and  repayments of $342,367 of principal on notes payable.

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

Except as described below, there were no changes in internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

As discussed in Item 9A of our annual report on Form 10-K/A for fiscal 2009 and in Item 4 of Part I of our quarterly report on Form 10-Q for the quarter ended December 31, 2009, as of June 30, 2009 and December 31, 2009, respectively, management determined that there existed control deficiencies in our internal controls associated with revenue recognition processes that constitute a material weakness.  During the quarter ended March 31, 2010, in an effort to remediate this material weakness management implemented procedures to improve the identification, capture, review, approval, and recording of all customer contracts in the appropriate accounting period.  The Company contracted with an independent accounting consultant to assist in implementing revenue recognition procedures which has since been instituted.

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

From the proceeds of our June 2007 United States initial public offering, we incurred approximately $1.2 million in additional offering expenses and retired an aggregate of $5 million in indebtedness.  The balance of the net proceeds has been used for working capital and investments in manufacturing assets, including expanding our selling and marketing efforts and compliance costs, additional manufacturing capacity, and improvements to the product and manufacturing operations.

Item 3.          Defaults Upon Senior Securities

This Item is not applicable.

Item 4.          Reserved.

Item 5.          Other Information

       This Item is not applicable.

Item 6.     Exhibits

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZBB ENERGY CORPORATION

May 17, 2010	By:	/s/Eric C. Apfelbach
	Name:	Eric C. Apfelbach
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 17, 2010	By:	/s/ Scott W. Scampini
	Name:	Scott W. Scampini
	Title:	Executive Vice President and Chief Financial Officer
(Principal financial officer and
Principal accounting officer)

EXHIBIT INDEX
Item 15(c) Exhibits:

Exhibit No.	Description	Incorporated by Reference to

4	Form of Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2010

10.1	Securities Purchase Agreement, dated March 8, 2010, by and between ZBB Energy Corporation and the purchasers signatory thereto	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2010

10.2	Placement Agent Agreement, dated March 1, 2010, by and between ZBB Energy Corporation and Sutter Securities Incorporated	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2010

10.3	Form Stock Purchase Agreement, dated March 19, 2010	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2010

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002