Form 10-K
period 2010-06-30
ZBB ENERGY CORP
filed 2010-09-10
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2009, which was the last business day of the registrant's most recently completed second fiscal quarter, was $14,609,833.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 16,558,078 Common Shares ($0.01 par value) as of September 8, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
In Part III, portions of the registrant’s 2010 Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year end.

Part III – Items 10, 11, 12, 13 and 14	In the Company’s Definitive Proxy Statement in connection with its 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission no later than October 28, 2010.

Part IV - Certain exhibits listed in response to Item 15(a)	Prior filings made by the Company under the Securities Act of 1933 and the Securities Exchange Act of 1934.

ZBB ENERGY CORPORATION

2010 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

The following discussion should be read in conjunction with our accompanying Consolidated Financial Statements and Notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the risk that unit orders will not ship, be installed and/or convert to revenue, in whole or in part; the cost and timing of developing our products and our ability to raise the necessary capital to fund such development costs; the cost and availability of raw materials for our products; market acceptance of ourZESS50 and PECC systems; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs; our ability to improve system reliability for both ZESS50 and PECC; our ability to successfully expand our product lines; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to manufacture products on a large-scale commercial basis our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; the impact of deregulation and restructuring of the electric utility industry on demand for ZBB Energy’s products; and other risks and uncertainties discussed under Item IA—Risk Factors. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

Item 1.

Business
ZBB Energy Corporation and its operating subsidiaries (“ZBB,” “we,” “us,” “our,” or the “Company”) designs, develops, manufactures and markets distributed intelligent power management platforms that integrate all types of renewable and conventional power sources with advanced large format storage technology. ZBB’s mission is to utilize these integrated systems to transform intermittent renewable energy sources into reliable power plants. ZBB is deploying its modular power platforms both off-grid, and in the “distribution” portion of the grid-operating near the loads and distributed renewable energy systems. Our ZESS POWR™ platforms are essential components for successful expansion of a truly smart grid with renewable energy. They enable customers to easily configure an intelligent power system that maximizes return on investment, power quality and grid stability simultaneously. ZBB is focused on serving the military, commercial building, electric vehicle (EV) charging and off-grid telecom market segments.

The Company was incorporated under the laws of Wisconsin in 1998. The consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, ZBB Technologies, Inc. which operates a manufacturing facility in Menomonee Falls, Wisconsin, and ZBB Technologies, Ltd. which has its advanced engineering and development facility in Perth, Australia. Our Corporate website address is www.zbbenergy.com.

Products
ZBB’s intelligent power management platforms are modular and custom configured to meet a specific customer energy need. The building blocks of a system include our proprietary Power and Energy Control Center (ZESS POWR PECC) combined with our proprietary zinc-bromide rechargeable flow battery (ZESS). We will also purchase and integrate other types of advanced energy storage in order to optimize the energy storage traits of the system. Lithium ion, advanced lead acid and ultra-capacitors are examples of storage technologies that are synergistic with our flow battery design.

The ZESS POWR is modular both in terms of electrical interfaces and packaging design. This allows our solutions to be configured into energy storage systems of any size and integrated with or without any generating source. Our systems fully integrate with customer control systems, smart-grid instructions and can be remotely monitored. In addition, various control options are available for the integration with the customer’s existing electrical power system or as a completely independent power plant. The ZESS POWR system enables the customer to store energy from any renewable or conventional energy source and discharge power as needed to meet their load, regardless of the generation source or real time status. Our energy storage solutions will enable expansion of renewable energy use by solving key customer problems:

CUSTOMER PROBLEM	ZESS POWR SOLUTION

Wind and sun are unreliable energy sources	ZESS POWR stores renewable energy and feeds load as needed

Must use dirty and expensive diesel gensets during grid outages or when no grid is available	ZESS POWR can operate as back-up power and as off grid power, reducing diesel run-times or eliminating them all together

Grid becomes unstable when wind stops or clouds blow over solar panels	ZESS POWR acts as a “shock absorber” to rapid swings in renewable energy sources.

Grid needs voltage support during peaks and has congestion on “feeder lines” into high density areas	The distributed storage and intelligent power management system of ZESS POWR can be called upon to provide energy during peaks

Remote off-grid or micro-grid systems do not have reliable and cost effective power sources. Diesel fuel is too expensive.	ZESS POWR integrates solar, wind, gensets with storage, and then manages all power flows to deliver reliable power.

Product Benefits

Distributed Energy Applications

As penetration of distributed solar and wind energy grows, problems with managing peak demands and sudden drops due to renewable intermittency are growing. One way for a utility company to address challenges in the grid is by using energy provided by energy storage systems. The term “distributed energy” generally refers to the deployment of energy generation and energy storage resources in the distribution network of the grid. These assets are sited near the load centers where they can provide an immediate source of energy. For electric utilities our products provide a means to augment the functionality and performance of the smart grid on a localized basis.

Load management

The ZESS systems, when located near the customer, can be used to manage power and energy either controlled by the customer or the utility as a smart grid application. This results in cost savings and allows local integration of renewables and provides regulated distributed generation.

Power quality

ZESS systems provide a means to alleviate power quality problems by supplying active and reactive power locally to stabilize voltage surges and sags. The scale of the avoided costs is a major value driver for using distributed ZESS systems in conjunction with the grid.

Benefits to renewable energy generators

Renewable energy generators would use our ZESS systems to manage the power and energy of the intermittent nature of the renewable energy and dispatch as needed. Distributed renewable energy sources such as wind and solar are interconnected to the grid for optimal usage. ZESS systems enhance the value of distributed renewable resources by providing energy management. ZESS systems can operate as back-up power for grid outages, displacing diesel gensets and their associated problems.

Competitive Advantages

Since our systems combine both advanced power electronics and storage technology, we compete with both established power electronics platforms and multiple energy storage technologies, such as lead acid batteries, Lithium ion batteries, vanadium redox flow batteries and sodium sulfur batteries. We believe that the benefits delivered by our POWR PECC system are unmatched in the industry, and that our ability to integrate with storage to deliver an intelligent solution to our customers gives us a distinct competitive advantage. For our target markets, we believe our product has the following significant advantage over competing products and technologies:

•
Modular Construction: The ZESS flow battery is built in 50 kWh modules and the POWR PECC is designed with standardized electronics modules. This allows the system to be architected specifically to customer’s needs and easily modified to fit future needs like EV charging.

•	Turnkey Solution: A customer can outline their system requirements and we can deliver an expandable solution that is “plug and play”

•
Intelligent Direct Current (DC) Buss on POWR PECC: Enables simple management of multiple power inputs, multiple storage types, and any dynamic load profile. Also enables simple expansion for future needs.

•
Energy density relative to lead acid batteries or vanadium redox: A larger amount of energy can be stored in a system of a given weight and size (measured in Watt Hours per Kilogram or Wh/kg), recharge cycle and overall cycle life.

•
Lower cost than lithium ion: It is unlikely that the Li ion storage will ever be sold for less than about $600/kW-hr, whereas we expect that our  flow batteries will reach the $300-$400/kW-hr price range depending on size and power electronics.

Markets
We believe that our ZESS products are available at a time when major changes are occurring in electricity supply and demand. We anticipate that the primary users of our energy storage systems will be utility companies at the distribution level, commercial/industrial users and off-grid applications. Our systems are usually combined with renewable energy (solar, wind) and other power generators.

Key areas for the use of ZESS systems include:

•	On and off grid wireless telecom towers installations that use renewable energy to reduce or eliminate diesel run time;

•	Off grid power generation systems;

•	military and remote village power

•	Commercial and residential building integration with renewables and/or back-up power needs; and

•	Small community power systems and micro-grids.

ZBB technology enables alternative energy growth and deployment. Specifically, we address the following issues in our target markets:

Renewable Energy

ZESS systems provide the necessary means to control intermittent renewable power generation and to optimize energy utilization. They also allow photovoltaic (PV) technology to store energy when the sun is shining and provide power when sunlight is limited. Additionally, ZESS systems can be used to store power from solar panels and shift the distribution of that power to align with the customers’ needs.

The ZESS system can also work in conjunction with distributed wind turbines to manage the power and energy of the intermittent nature of wind.

As penetration of renewable energy increases on the utility grid, the intermittent nature will have negative impact on grid stability. Integrating distributed ZESS systems eliminates this problem and allows wind and solar generation to become a dependable power source.

Smart Grid

•	The goal of the Smart Grid is to maximize the efficiency and reliability of the existing infrastructure and accommodate the continued integration of renewable power resources.

•	Evolution of the Smart Grid will depend on cost effective energy storage. Smart grid without smart storage equals “dumb grid”.

ZESS deployment is the key to establishing “off-grid” and “smart-grid” electrical systems. Since emission producing diesel generator sets are polluting, costly to maintain and fuel costs are expected to rise, interest in renewable generation for off-grid and back-up power applications has been accelerating. A combination of ZESS systems with renewable energy sources being deployed as an integrated solution, results in a reliable turn-key system capable of being independent from the utility grid or as a smart-grid solution. Such systems can be used anywhere including remote areas of the world where either no electricity exists or where there are severe outages through poor supply and inconsistent delivery, or for any consumer who prefers to be grid independent.

Commercial Users

ZESS systems can be charged during low cost off-peak periods when energy rates (kWh) and peak demand charges (kW) are low and can be discharged during higher cost on-peak hours. Demand charges (per kWh) and the differential between on peak and off peak charges (per kW) are two of many factors in the cost/benefit analysis of the ZESS. The economic advantages result from the reduction of peak demand/capacity charges deferred during on peak hours and the difference in energy prices from off peak to on peak.

Utility Applications for Distribution Network Support

The ZESS systems have distribution benefits to assist power sources that are constricted by a maximum amount of power distribution capacity. When located near the end user, the stored energy is used to supplement the load demand, reducing the stress on the distribution network and/or preventing overloads that may cause blackouts or brownouts as well in addition to potentially eliminating the need to upgrade the distribution system supplying the customer load.

Market Opportunities and Challenges
There is little argument that intelligent energy storage is needed to scale renewable energy on the grid. The renewable energy markets are growing quickly and approaching saturation in markets like Hawaii and California. This will rapidly increase the served available market for our products. Many places around the world do not have a grid or have serious reliability issues. These segments need cost effective, reliable renewable power sources for many basic needs like clean water, refrigeration, communication and lighting.

The primary challenge for the intelligent storage industry is meeting the lifecycle cost and reliability targets needed for these markets. In our segments, it is believed that broad adoption will require a sale price around $500/kW-hr. In addition, the operating specifications needed to meet our customer’s requirements, like military, can be severe.

We continue to advance the sales and marketing process in the areas of network structure, direct key accounts, strategic relationships, marketing and industry/policy involvement. We continue to build a direct market pipeline of opportunities which include companies involved in renewable energy; renewable energy integrators involved in on-grid and off-grid applications, government facilities, telecom, and other commercial and industrial opportunities.

We have advanced the ZBB presence and awareness in the market through involvement in various conferences (energy storage, wind, solar and electric utility), direct marketing, marketing materials and web content, as well as continued efforts in media channels and highly visible applications.

Current and recently completed projects include the following:

As announced on September 8, 2010, we will partner with SunPower Corp. (Nasdaq: SPWRA, SPWRB) to establish a pilot program for demonstrating integration of advanced energy storage systems with existing PV systems for commercial customers. Working with a major retailer, SunPower and ZBB will demonstrate the economic and operational benefits of combining PV with a ZBB zinc bromide flow battery storage technology platform rated at 500 KWh in a commercial building application.

We have received an order for ZESS 50 energy storage system(s) and ZESS POWR PECC from:

o	SEI for the integration of solar PV with energy storage for an on grid dispatchable power plant for use at a US government facility.

o
NIDON for the integration of solar PV with energy storage for an elevator system that utilizes power from the grid and renewable energy in “Pulani Manor”, a mid rise, multi-family apartment located near downtown Honolulu. This system will manage the energy usage from a 20kW PV array and allows the elevator to be operated during emergency situations and extended power outages. The scalability of the ZESS system enables future input and storage from other renewable energy sources.

o
BC Hydro to be utilized as part of a demonstration project that uses multiple components (power generation, utilization, storage, and dispatch optimization) to provide electrical power to an isolated remote area grid with the goal of reducing reliance on diesel generation and the reduction of greenhouse gas emissions in remote communities in British Columbia. The project objective is to increase the utilization of BC Hydro’s Clayton Falls small hydro plant and reduce the reliance on diesel generators at its Ah Sin Heek generating facility

o
General Atomics to be utilized as a demonstration project at its headquarters in San Diego, California. This fully integrated ZESS power system will be used in an on-grid configuration with photovoltaic (PV) renewable energy generation inputs and multiple connection points for both AC and DC power requirements that will connect to the host building’s power distribution system. The ZESS POWR PECC system controls energy and power inputs, directs energy flow to and from energy storage, regulates clean power to various demonstration loads, and when available, sends excess energy to the sites larger electrical distribution system.

•	The development of a prototype off grid system consisting of ZESS 50 energy storage and ZESS POWR PECC hybrid for cell tower application in Africa via ZBB partner Likusasa.

•	The shipment of a ZESS 500 in conjunction with existing wind energy assets at the Dundalk Institute of Technology in the Republic of Ireland.

•	The deployment of the ZBB Hybrid ZESS POWR PECC and ZESS 50 energy storage to Oregon State University for the advanced study of energy storage with wind power.

•
Installation of an order with Envinity, a renewable system integrator, for the delivery of two ZESS 50 energy storage devices and ZESS POWR PECC designed to integrate two solar PV arrays, ten wind turbines, a hydro generator, and a conventional generator to provide a single output power plant for an off grid application.

•
Completion of a $230,000 funded project with the Wisconsin Energy Independence Fund for the development of our own proprietary power conversion systems for both AC to DC and DC to DC renewable energy applications;

•
Research and development project (Advanced Electricity Storage Technologies project) with the Commonwealth of Australia represented by and acting through the Department of Environment and Water Resources (the “Department”) which included the production and delivery of one 500kWh energy storage system for installation into a renewable energy site in Australia. Under this contract which will be completed on September 30, 2010 the Department agreed to provide funding to us for the development of an energy storage system that will be used to demonstrate the storage and supply of renewable energy generated from photovoltaic solar panels and wind turbines already operational at the Commonwealth Scientific and Industrial Research Organization’s Newcastle Energy Centre in New South Wales, Australia. We received a total of $2.4 million (A$2.9 million) in project funding under this contract through June 30, 2010.

ZBB is in the process of furthering these marketing and networking efforts with additional marketing activities that will continue to raise the profile of ZBB and the ZESS brands.

We have designed our products so that they can be combined for use in commercial storage applications and/or integrated with renewable energy sources through the use of the ZBB hybrid power electronics. Federal and State Government initiatives to lessen the United States greenhouse gas emissions and dependency on oil and increasing concerns surrounding CO2 emissions are helping to drive this market sector.

We believe that solar and wind energy production has grown over the past five years and will continue to grow for so long as fossil fuel prices are increasing and global warming is viewed as a threat to the environment. Because both solar and wind are intermittent primary energy sources, both grid connected and off-grid installations require energy storage devices to optimize their capabilities and in many cases the energy storage devices are a necessity for the utilization of renewable energy.

We are currently addressing opportunities and engaged in fulfilling orders targeted to renewable energy markets in the United States (including Hawaii), Europe, Australia, and Africa with the intention of introducing products and services into these markets. The United States and governments throughout the world are implementing renewable energy mandates, tax credits, matching investments, and other incentives related to renewable energy and energy efficiency including the energy storage sector.

In conjunction with our strategic partners we are actively involved in submitting proposals to the Federal and State Governments in response to Funding Opportunity announcements issued as a result of the American Recovery and Reinvestment Act. These proposals cover opportunities for plant expansion, Smart Grid initiative, Renewable Energy Initiatives as well as research and development opportunities for applications where the Company’s technology could bring a change to market applications that we currently do not address.

We believe that some of the biggest challenges we face will be gaining market acceptance for our newer products and reaching the renewable energy, utility and other markets that we target. In order to be successful we must also develop a reputation of reliability, quality service and continually drive down the total cost of ownership of our products.

Technology
ZESS 50 Flow Battery

The ZBB Zinc Energy Storage System (ZESS) is a proprietary and patented flow cell battery based on zinc/bromide technology, which is very different in concept and design from more traditional methods of energy storage such as the lead/acid battery. The ZESS technology is based on the reaction between the two chemicals, zinc and bromide. ZESS is a trade mark protected name owned by ZBB Energy Corporation.

Unlike the lead acid and most other batteries, the ZESS uses electrodes that do not take part in the reactions but merely serve as substrates for the reactions. There is a minimal loss of performance, unlike most rechargeable batteries, from repeated cycling causing electrode material deterioration. During the charge cycle metallic zinc is plated from the electrolyte solution onto the negative electrode surfaces in the cell stacks. Bromide is then converted to Bromine at the positive electrode surface of the cell stack and is immediately stored as a safe chemically complexed organic phase in the electrolyte tank. When the ZESS discharges, the metallic zinc plated on the negative electrode dissolves in the electrolyte and is available to be plated again at the next charge cycle. In the fully discharged state the ZESS can be left indefinitely.

The ZESS offers two to three times the energy density (75 to 85 watt-hours per kilogram) and weight savings over present lead/acid batteries. The power characteristics of the ZESS can be modified, for selected applications. Therefore, the ZESS has operational capabilities which make it extremely useful as a multi-purpose energy storage option.

Powr PECC

ZBB’s Power and Energy Control Center Technology (“PECC”) provides the ability to independently optimize the control of each generating source (or to provide the ability to increase energy production of renewable power sources by providing optimization of multiple sub-sets of the renewable sources) while having the ability to provide any combination (type, size and quantities) of controlled output (AC grid connected, AC off grid, or combination thereof for backup power, a variety of DC outputs or any combination of AC and DC outputs) all in a single factory tested package. These modules also have the ability to produce multiple output voltages, and can provide from 25 kW to 100 kW with ZESS 50 units and 125 kW to 2 MW of power coupled with multiple ZESS 50 units.

With advancements in the ZESS energy storage products and the incorporation of the ZESS POWR PECC, ZBB is now positioned to provide solutions to system integrators that will eliminate the segmented approach currently experienced today. The POWR PECC also provides a more economical integration that uses the complete value of ZESS energy storage and consequently gains efficiencies in storing renewable energy sources for time of use applications, providing a controlled renewable energy power plant. The ZESS product portfolio remains focused on the control of electrical power and energy with its core ZESS energy storage technology at the heart of the system and complimented with the new power conversion solutions. ZBB’s product line is ideally suited for a number of utility markets, remote area power and renewable energy applications. ZBB also plans to sell the PECC product line independent of the ZESS 50.

Product Design
The ZESS technology is composed of a module or a series of modules for increased power. The ZESS 50 stores 50 kWh of electrical energy and the module contains three stacks each containing 60 cells. The module dimensions are 4’ x 4’ x 6.5’, weighing 3,200 pounds. The ZESS 50 is well suited for large residential applications, commercial application with and without renewable energy sources. The ZESS 50 has rapid charging capabilities and fully charges from 0% State of Charge to 100% in approximately four hours. ZESS 50 modules can be connected in parallel or series to scale up to storage capacities of 500kWh’s.

The ZESS 50 provides “Turnkey” capabilities at a product level based on the ease of transporting, site locating and connecting the systems into the grid or other alternative energy generating sources. Along with ZBB’s most recent addition to the product portfolio, the ZESS POWR PECC, ZBB now provides the unique ability to automatically optimize the energy from the generating source manages the power and energy in the system and provides the customer required output whether that is to the electric grid, or off grid.

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

The battery stacks are predominantly manufactured with recyclable plastics, allowing for low production costs and economical mass production while being environmentally friendly both in the manufacturing process as well as throughout the products lifecycle.

Competing Technologies
Lead-acid — Lead-acid is one of the oldest and most developed battery technologies. It is a low initial cost and popular choice for energy storage, but its suitability for energy management is very limited in applications that require deep discharge, long cycle life and longer term energy storage. Furthermore, the base components (lead and sulfuric acid) used in this type of battery are neither desirable to handle and recycle or to have installed in a facility without more extensive infrastructure and precautions.

Compared to lead-acid battery technology, we believe the zinc-bromine flow battery provides longer life-cycle, performance at a lower overall cost while utilizing materials that are more environmentally friendly. In addition, lead acid life time and performance is very sensitive to ambient temperature.

We believe that our product has certain superior functionality characteristics over the leading lead acid technology of comparable 50kWh system, including:

Vanadium Redox — A flow battery that stores energy by use of vanadium dissolved in sulfuric acid solutions. Larger system foot print, toxicity, higher installation effort, custom designed construction project.

Sodium Sulfur (NaS) — A battery consisting of molten liquid sulfur at the positive electrode and molten metallic sodium at the negative electrode, separated by a solid beta alumina ceramic electrolyte. The battery for this device must always be maintained at high temperatures of approximately 300° C to allow the process to occur. This solution consists of significant installation effort and is typically of much larger or centralized type of energy storage as opposed to a distributed approach.

Sodium Nickel (NaNi) — A twenty year old technology that offers broad temperature range and high energy density but has a cost estimated 4 x lead acid pricing.

Polysulfide Bromide (PSB) — A flow battery system based on a regenerative fuel cell technology that provides a reversible electrochemical reaction between two salt solution electrolytes (sodium bromide and sodium polysulfide).

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

Recent Developments
Manufacturing operations were suspended for most of the quarter ended March 31, 2010 for retooling of the stack manufacturing process related to our Version 2 module (V2). V2 encompasses improvement in efficiencies and stack life and which began manufacturing during the quarter ending September 30, 2010

We are currently in the process of developing of our next generation module, the version three (V3), which has substantial changes in design, function and significant cost of ownership reduction. To date, this project is very close to its original timeline and has generated substantial intellectual property (IP).

In addition we are currently addressing numerous opportunities in the renewable energy markets within the United States along with a diverse international marketplace with the intention of introducing products and services into these markets.

Our AEST project with CSIRO, an agency of the Australian Federal Government, continued throughout fiscal 2010, as planned. At the core of this project is the development of the next generation of our ZESS 50kWh module. As a development project the work program is therefore set as a series of milestones that measure and report upon the progress toward a successful outcome. This project has achieved and reported every milestone on time and on budget. The system modules have now been manufactured and assembled and this system shipped to the site in late September 2009 and was commissioned the following month. The project was underway through the end of June 2010, and will be completed with the submission of the final project report by the Company in September 2010.

As mentioned above, we extended our IP portfolio during fiscal 2010 with a new patent application filed for the ZESS POWR PECC system and filed internationally through the PTC. The Company is active in reviewing its IP portfolio together with other key engineering designs to ensure we protect and expand our intellectual position and to maintain this valuable technology as a cornerstone of our enterprise valuation.

The Company continues to develop its proprietary ZESS POWR Hybrid power electronics product for integrating ZESS energy storage technology directly with all sizes, types and numbers of renewable energy sources in a single product. This product performs the renewable energy functions that traditional inverters have done over the past while integrating with energy storage in an optimal way with a single “power plant” output for use on the electric utility grid or as an off grid power plant. With this, integrators, Independent Power Producers (IPP’s), commercial customers and electric utilities can leverage all the existing ZESS system benefits of peak demand shifting with the addition of providing a controlled and regulated renewable energy power plant. After these confirming technology efforts with our proven power electronics partners and product research in the market, the Company filed for patent in January of 2009. The combined flexibility and modularity of the ZESS energy storage combined with the flexibility and modularity of the ZESS POWR Power and Energy Control Center (PECC) has provide the Company and its customers with a “game changing solution” as stated by multiple system integrators and by its power electronic partners.

Marketing and Sales
We continue to establish our sales and marketing staff with the recent addition of a VP of Business Development and Marketing. As such, several strategic relationships have been established with additional strategic relationships in the process of being established in the different market sectors in the form of key system integrator relationships, distributors, sales representative organizations and OEM arrangements. We are and have been focusing our sales efforts on the Energy storage integration with Renewable Energy for Electric utilities, system integrators and IPP’s, commercial and industrial customers. Additionally, we continue our focus in developing the Remote Area Power Systems and commercial customers. ZBB has introduced a fully integrated ZESS offering that provides customers with additional value to utilize a modular format for energy storage applications and/or when integrating different renewable energy resources. We do not believe that all distribution networks are appropriate for the sale of our products to utility or renewable energy companies and we therefore deal directly or through key distributors with our customers.

The technical characteristics of the ZESS system make it a strong candidate for a wide range of energy markets. Some markets are more established and defined than others, while some are still developing. Our strategy in reaching these markets is based on exceeding performance and cost thresholds of competing technologies and solutions. We plan to continue pursuing appropriate distribution and sales arrangements with suitably qualified channel partners with established operations capable of selling, installing and maintaining our products. At present, ZBB has established relationship in geographical areas in the northwest, the southwest, the northeast and Hawaii as well as an extension of key channels through our relationship with Eaton Corporation.

We have commercialized our systems for smaller Remote Area Power Systems and have established distributor relationships in developing areas. We believe these relationships will prove to be beneficial to ZBB, utilizing ZBB’s ZESS energy storage products as well as its patent pending ZESS POWR PECC. Commercial and home owner use, we may be required to utilize services of distributors that sell to regional and national chain stores and home energy product re-sellers. We do not currently have any distribution relationships for our products in this market; however these are presently being developed.

We have completed the process to achieve ISO 9000 certification for our Wisconsin plant and operations and are now certified as ISO 9000-2008. We have also completed the process of UL certification for our ZESS controls and in process of achieving the UL certification in the power electronics portion of the ZESS products via our power electronic supplier. We intend to pursue the power conversion market and continue to assess the demand for our products in this market; however there can be no assurance that we will be able to achieve this strategic objective. To address the lower power/energy applications such as residential and some remote power systems applications such as telecommunications (“TELCO”), we are in the process of evaluating an optimal product configuration that will address these markets in the future.

Our long-term strategic goal is to expand our customer base, enabling us to ultimately produce and sell energy storage systems to residential and commercial customers who want to possess an alternative energy system for their businesses or homes. Alternative energy applications have driven the marketplace for energy storage solutions to manage the power and energy being produced for either on or off grid applications.

The multi-faceted value of the ZESS product portfolio and system solutions for renewable energy, utility grid demand management, commercial and off grid remote power systems, backup power systems as well as Smart Grid applications have been demonstrated by the increase in customer RFQs.

Intellectual Property
A description of the current patented technologies, processed number of patents and patent applications, along with the jurisdiction of patent application/grant is as follows:

While we have not patented our flow channel technology, management believes that the technology is sufficiently difficult to develop and would require years of research to replicate. So far, we have not seen any competitor be successful in implementing the technologies necessary for manufacturing zinc bromide systems. If a competitor is able to discover our processes and manufacture this product on a commercial level, we may be materially and adversely affected. Therefore, management revisits its patent application process from time to time and may in the future file one or more patents relating to our flow channel technology as well as other technologies that we develop if it determines that the risks of disclosure are outweighed by the risks of non-protection of the patent in question.

ZBB has recently filed for patent (patent pending) “Method and apparatus for controlling a hybrid power system” for its unique modular, flexible and standardized power electronics topology known as the ZESS POWR Power and Energy Control Center (PECC) for providing a single product integration of any combination of ZESS products, renewable energy sources and/or conventional generating sources; while providing a single or multiple outputs for a customers use, whether that be a grid connect system, and off grid system or a DC distribution system at any voltage level or a combination of all of the above.

Advanced Engineering and Development

The primary advanced engineering initiatives that the company is engaged in are the development of our Version Three (V3) ZESS flow battery module and new versions of the POWR PECC. The goal of these projects is to substantially reduce the cost of manufacture and to increase the performance of the products. In addition, new versions of the PECC are needed to cost effectively serve market segments like telecom. Our advanced engineering and development expense and cost of engineering and development revenues totaled $4.1 million and $2.9 million in years ended June 30, 2010 and 2009, respectively. We also had engineering and development revenues of $.6 million $1.1 million in years ended June 30, 2010 and 2009, respectively.

Employees
We currently have an aggregate of 31 full time employees, of which 26 are located at our U.S. manufacturing and corporate headquarters in Wisconsin, and five employed at our Research and Development facility in Australia. We expect staffing numbers to significantly increase as our business grows and new production equipment is deployed in accordance with our business expansion plans.

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

We have developed unique, and in several cases, proprietary process technology and equipment for manufacturing of our energy storage products, the principal product components of which are electrodes, separators, flow frames and end blocks. The core manufacturing undertaken by us is the construction of hermetically sealed, leak proof cell stacks, which consist of nearly 100% plastic materials. The equipment and general techniques used by our manufacturers are generally well-known manufacturing techniques employed in several fields, including the automotive industry, and we believe that alternative sources of manufacturing are available.

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file or furnish to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as any amendments to any of those reports are available free of charge on or through our website as soon as reasonably practicable after we file them with or furnish them to the SEC electronically. Our website is located at www.zbbenergy.com. In addition, you may receive a copy of any of our reports free of charge by contacting our Investor Relations department at our corporate headquarters.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 1A.

The following factors should be considered carefully in addition to the other information in this Form 10-K. Except for the historical information contained herein, the discussion contained in this Form 10-K contains “forward-looking statements,” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that involve risks and uncertainties. Our actual results could differ materially from those discussed in this Form 10-K. Important factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere herein.

Risk Factors

Our stock price could be volatile and our trading volume may fluctuate substantially.
The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.20 to a high of $6.00 since June 18, 2007, the first day our stock was traded on the NYSE Amex (formerly American Stock Exchange). Many factors could have a significant impact on the future price of our common stock, including:

•	our inability to raise additional capital to fund our operations, whether through the issuance of equity securities or debt;

•	our failure to successfully advance the development of our programs or otherwise implement our business objectives;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital committees by or involving us or our competitors;

•	our ability to consummate a strategic transaction to ensure the continued funding of our operations, including corporate collaborations, merger and acquisition activities and consolidations;

•	our ability to successfully integrate our acquisitions and realize anticipated benefits from acquisitions;

•	changes or contemplated changes in U.S. and foreign governmental regulations;

•	competitors’ publicity regarding actual or potential products under development;

•	competitors announcing technological innovations or new commercial products;

•	changes in our intellectual property portfolio or developments or disputes concerning proprietary rights, including patent litigation;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	changes in accounting policies or practices;

•	news reports relating to trends, concerns and other issues in our industry;

•	general domestic and international economic conditions and other external factors;

•	general market conditions; and

•	the degree of trading liquidity in our common stock.

In addition, the stock market has from time to time experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies which may be unrelated to the operating performance of those particular companies. These broad market fluctuations may adversely affect our share price, notwithstanding our operating results.

For the three-month period ended June 30, 2010, the daily trading volume for shares of our common stock ranged from 15,600 to 1,774,200 shares traded per day, and the average daily trading volume during such three-month period was 189,103 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

We have incurred losses and anticipate incurring continuing losses.
For the year ended June 30, 2010, the Company had revenues of $1,545,980. During this period, the Company had a net loss of $9,606,826. For the year ended June 30, 2009, the Company had revenues of $1,156,792. During this period, the Company had a net loss of $5,561,056. There can be no assurance that the Company will have income from operations or net income in the future. As of June 30, 2010 we had an accumulated deficit of $46.9 million. We anticipate that we will continue to incur losses until we can produce and sell a sufficient number of our systems to be profitable. However, we cannot predict when we will operate profitably, if ever. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We will need additional financing.
We will need additional financing to maintain and expand our business, and such financing may not be available on favorable terms, if at all. In the event that we issue any additional equity securities, investors’ interests in the company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. If we issue any such additional equity securities, such issuances also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change in control.

When we need additional financing, we cannot provide assurance that it will be available on favorable terms, if at all. If we need funds and cannot raise them on acceptable terms, we may not be able to:

•	execute our growth plan;

•	take advantage of future opportunities, including synergistic acquisitions;

•	respond to customers and competition; or

•	remain in operation.

We are not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The issuance of any additional shares of common stock or securities convertible into, exchangeable for or that represent the right to receive common stock or the exercise of such securities could be substantially dilutive to shareholders of our common stock. The market price of our common stock could decline as a result of sales of shares of our common stock made after this offering or the perception that such sales could occur. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interests in us.

We may issue debt and/or senior equity securities in the future, including the debentures and/or shares of Series A preferred stock issuable under our Amended and Restated Securities Purchase Agreement with Socius CG II, Ltd which would be senior to our common stock upon liquidation. Upon liquidation, holders of our debt securities, senior equity securities and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.

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

We may be unsuccessful in our efforts to obtain federal government grants which could harm our business and results of operations. We also may be unsuccessful in our efforts to monetize government tax credits and other off balance sheet assets.
We may seek to obtain government grants and subsidies in the future to offset all or a portion of the costs of maintaining and expanding our business. We cannot be certain that we will be able to secure any such government grants or subsidies. Any grants that we may obtain could be terminated, modified or recovered by the granting governmental body under certain conditions. We also have $33 million of net operating loss carryforwards and $14.675 million of Department of Energy sponsored tax credits. We are exploring ways to monetize or to use these off balance sheet assets. However, there can be no assurance that these efforts will prove successful.

Our success depends on our ability to retain our managerial personnel and to attract additional personnel.
Our success depends largely on our ability to attract and retain managerial personnel. Competition for desirable personnel is intense, and there can be no assurance that we will be able to attract and retain the necessary staff. We currently have 31 full-time employees. The loss of members of managerial staff could have a material adverse effect on our future operations and on successful development of products for our target markets. The failure to maintain management and to attract additional key personnel could materially adversely affect our business, financial condition and results of operations.

Businesses and consumers might not adopt alternative energy solutions as a means for obtaining their electricity and power needs, and therefore our revenues may not increase, and we may be unable to achieve and then sustain profitability.
On-site distributed power generation solutions, such as fuel cell, photovoltaic and wind turbine systems, which utilize our energy storage systems, provide an alternative means for obtaining electricity and are relatively new methods of obtaining electrical power that businesses may not adopt at levels sufficient to grow this part of our business. Traditional electricity distribution is based on the regulated industry model whereby businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses and consumers must adopt new purchasing practices and must be willing to rely upon less traditional means of purchasing electricity. We cannot assure you that businesses and consumers will choose to utilize on-site distributed power at levels sufficient to sustain our business in this area. The development of a mass market for our products may be impacted by many factors which are out of our control, including:

•	market acceptance of fuel cell, photovoltaic and wind turbine systems that incorporate our products;

•	the cost competitiveness of these systems;

•	regulatory requirements; and

•	the emergence of newer, more competitive technologies and products.

If a mass market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop these products.

Our industry is highly competitive and we may be unable to successfully compete.
We compete in the market for renewable energy products and services which is intensely competitive. Evolving industry standards, rapid price changes and product obsolescence also impact the market. Our competitors include many domestic and foreign companies, most of which have substantially greater financial, marketing, personnel and other resources than we do. Our current competitors or new market entrants could introduce new or enhanced technologies, products or services with features that render our technologies, products or services obsolete or less marketable. Our success will be dependent upon our ability to develop products that are superior to existing products and products introduced in the future, and which are cost effective. In addition, we may be required to continually enhance any products that are developed as well as introduce new products that keep pace with technological change and address the increasingly sophisticated needs of the marketplace. Even if our technology currently proves to be commercially feasible, there is extensive research and development being conducted on alternative energy sources that may render our technologies and protocols obsolete or otherwise non-competitive.

Technological developments in any of a large number of competing processes and technologies could make our technology obsolete and we have little ability to manage that risk. There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully develop products that will succeed in the marketplace. As a small company, we will be at a competitive disadvantage to most of our competitors, which include larger, established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us.

There can be no assurance that new products or technologies, presently unknown to management, will not, at any time in the future and without warning, render our technology less competitive or even obsolete. Technology advances claimed by current or new competitors may ultimately prove to make our products obsolete. Major companies, academic and research institutions, or others, for example, could develop new products which could potentially render our products obsolete. Moreover, our technology could be susceptible to being analyzed and reconstructed by an existing or potential competitor. Although the Company may be the license holder of certain United States patents respecting its products, we may not have the financial resources to successfully defend such patents, were it to become necessary, by bringing patent infringement suits against parties that have substantially greater resources than those available to us.

In addition, competitors may develop technology and products that can be sold and installed at a lower per unit cost. There can be no assurance that we will have the capital resources available to undertake the research which may be necessary to upgrade our equipment or develop new devices to meet the efficiencies of changing technologies. Our inability to adapt to technological change could have a materially adverse effect on our results of operations.

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

Our relationships with our strategic partners may not be successful and we may not be successful in establishing additional partnerships, which could adversely affect our ability to commercialize our products and services.
An important element of our business strategy is to enter into strategic partnerships with partners who can assist us in achieving our business goals. If we are unable to reach agreements with suitable strategic partners, we may fail to meet our business objectives for the commercialization of our products. We may face significant competition in seeking appropriate alliance partners. Moreover, these development agreements and strategic alliances are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional strategic partnerships or other alternative arrangements. The terms of any additional strategic partnerships or other arrangements that we establish may not be favorable to us. In addition, these partnerships may not be successful, and we may be unable to sell and market our products to these companies and their affiliates and customers in the future, or growth opportunities may not materialize, any of which could adversely affect our business, financial condition and results of operations.

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
To date, we have achieved only very limited production of our energy storage systems and have no experience manufacturing our products on a large-scale basis. In February 2006 we acquired a building we were previously leasing in Menomonee Falls, Wisconsin which provides up to 72,000 square feet for use as a manufacturing facility. This facility is currently producing at less than 10% of its expected capacity. However, we do not know whether our current manufacturing facility, even if operating at full capacity, will be adequate to enable us to produce the energy storage systems in sufficient quantities to meet hoped for future orders. If there is demand for our products, our inability to manufacture a sufficient number of units on a timely basis would have a material adverse effect on our business prospects, financial condition and results of operations.

We market and sell, and plan to market and sell, our products in numerous international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.
We market and sell, and plan to market and sell, our products in a number of foreign countries, including Australia, South Africa, Canada, European Union countries, the United Kingdom, Italy, Chile, Brazil, India, Mexico as well as Puerto Rico, various Caribbean island nations and various southeast Asia countries, and we are therefore subject to risks associated with having international operations. Risks inherent in international operations include, but are not limited to, the following:

•	changes in general economic and political conditions in the countries in which we operate;

•	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to renewable energy, environmental protection, permitting, export duties and quotas;

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries;

•
fluctuations in exchange rates may affect demand for our products and may adversely affect our profitability in US dollars to the extent the price of our products and cost of raw materials and labor are denominated in a foreign currency;

•	difficulty with staffing and managing widespread operations;

•	difficulty of, and costs relating to compliance with, the different commercial and legal requirements of the overseas markets in which we offer and sell our products;

•	inability to obtain, maintain or enforce intellectual property rights; and

•	difficulty in enforcing agreements in foreign legal systems.

Our business in foreign markets requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends, in part, on our ability to succeed in differing legal, regulatory, economic, social and political conditions. We may not be able to develop and implement policies and strategies that will be effective in each location where we do business, which in turn could adversely affect our business, financial condition and results of operations.

Currency translation and transaction risk may adversely affect our business, financial condition and results of operations.
Our reporting currency is the US dollar, and we conduct our business and incur costs in the local currency of most countries in which we operate. As a result, we are subject to currency translation risk. We expect a portion of our revenues to be generated outside the United States and denominated in foreign currencies in the future. Changes in exchange rates between foreign currencies and the US dollar could affect our revenues and cost of revenues, and could result in exchange losses. We cannot accurately predict the impact of future exchange rate fluctuations on our results of operations. Currently, we do not engage in any exchange rate hedging activities and, as a result, any volatility in currency exchange rates may have an immediate adverse effect on our business, results of operations and financial condition.

The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.
Our success depends to a significant extent on our ability to obtain patent protection on technologies and products and preserve trade secrets and to operate without infringing the proprietary rights of others. There can be no assurance that any patent applications or patents we are able to license will afford any competitive advantages or will not be challenged or circumvented by third parties. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any of our potential products can be commercialized, any related patent may expire, or remain in existence for only a short period following commercialization, thus reducing any advantage of the patent.

We also rely on trademarks, copyrights, trade secrets and know-how to develop, maintain and strengthen our competitive positions. While we take steps to protect our proprietary rights to the extent possible, there can be no assurance that third parties will not know, discover or develop independently equivalent proprietary information or techniques, that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets. Misappropriation of our intellectual property would have an adverse effect on our competitive position and may cause us to incur substantial litigation costs.

We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.
Our future operations may be subject to claims, and potential litigation, arising from our alleged infringement of patents, trade secrets or copyrights owned by other third parties. We intend to fully comply with the law in avoiding such infringements. However, we may become subject to claims of infringement, including such claims or litigation initiated by existing, better-funded competitors. We could also become involved in disputes regarding the ownership of intellectual property rights that relate to our technologies. These disputes could arise out of collaboration relationships, strategic partnerships or other relationships. Any such litigation could be expensive, take significant time, and could divert management’s attention from other business concerns. Our failure to prevail in any such legal proceedings, or even the mere occurrence of such legal proceedings, could substantially affect our ability to meet our expenses and continue operations.

If our common stock is de-listed from the NYSE AMEX, the common stock will become less liquid.
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

We have never paid cash dividends and do not intend to do so.
We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

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

Bibra Lake, Western Australia (Leasehold)

In 2001 our Australian subsidiary, moved into new, leased, self-contained research and development facilities in Bibra Lake, Western Australia after previously occupying sub-leased laboratory and workshop facilities. This facility also provides the engineering support for Australian and South East Asia sales as well as a marketing base for the Company in this region. The current rental is $63,261 per annum (A$72,431), subject to annual CPI adjustments and which was based on a rental valuation obtained in November 2006 by an independent certified real estate appraisal company. In October of 2006, ZBB Technologies, Ltd exercised its option to renew the lease for five years, expiring on October 31, 2011.

Item 3.	Legal Proceedings

Not applicable.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company has traded on the NYSE Amex (formerly the American Stock Exchange) under the name ZBB Energy Corporation (Symbol: ZBB) since June 20, 2007. The following table sets forth for the periods indicated the range of high and low reported sales price per share of our common stock as reported on NYSE Amex.

	High ($)	Low ($)
2010
Fourth Quarter	0.86	0.20
Third Quarter	2.00	0.78
Second Quarter	1.45	0.90
First Quarter	1.61	1.00
2009
Fourth Quarter	1.58	0.84
Third Quarter	1.55	0.80
Second Quarter	2.30	0.86
First Quarter	4.05	2.22
2008
Fourth Quarter	4.19	2.80
Third Quarter	3.15	1.75
Second Quarter	4.25	1.98
First Quarter	5.94	3.27

As of August 31, 2010, the Company had 888 shareholders of record. These shareholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name”.

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 6.                    Selected Financial Data

Not applicable.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K.  Some of the information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report includes forward-looking statements based on our current management’s expectations.  There can be no assurance that actual results, outcomes or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, the risks and uncertainties discussed in the Risk Factors section of this Annual Report on Form 10-K.

Results of Operations – Year Ended June 30, 2010 Compared with the Year Ended June 30, 2009

Revenue and Other income:

Our revenues for the years ended June 30, 2010 and 2009 were $1,545,980 and $1,156,792, respectively, an increase of $389,188 or 33.6%.  This was the result of an increase in revenues of $899,460 from commercial product sales and revenues, and a $510,272 decrease in engineering and development revenues as compared to the year ending June 30, 2009.  The increase in commercial product sales and revenues was primarily the result of the Company’s sale of a 500 Kwh system shipped to Dundalk Institute of Technology, Ireland in the first quarter of 2010.  The decrease in engineering and development revenues is due to the completion of the Advanced Electricity Storage Technologies project (“AEST”) with the Commonwealth of Australia in June 2010.  Due to the completion of the AEST contract, we currently do not expect significant engineering and development revenues in fiscal 2011.  Revenues include estimates of earned revenue based on the Company’s performance on its engineering and development contracts.

Other income for the year ended June 30, 2010 reflects a decrease in interest income of $84,895 compared to the year ended June 30, 2009, due primarily to decreasing investment balances and lower interest rates on invested funds.

Cost and Expenses and Other Expense:

Total costs and expenses for the year ended June 30, 2010 and 2009 were $11,057,919 and $6,667,934, respectively. This increase of $4,389,985 in the year ended June 30, 2010 was primarily due to the following:

•	increased costs of product sales primarily resulting from $572,891 related to the shipment to the Dundalk Institute of Technology;
•	decrease in cost of engineering and development revenues of $215,504 due to a decrease in activities required under the AEST contract;
•
increases in advanced engineering and development expenses primarily resulting from $1,368,000 due to an increase in the Company’s engineering and development activities for its next generation battery module and the PECC systems;

•	severance pay to the Company’s former CEO of $390,000;
•	increase in non-cash directors fees of $182,500 and an increase of $38,584 cash based directors fees due to an increase in the size of the Board of Directors and an increase in directors fees;
•	increase in stock option expense of $188,575 for options issued to new employees and for accelerated vesting of directors options;
•	legal and accounting fees increases of $258,249 related to the termination of the Company’s former CEO and restatements of the Company’s financial statements; and
•	fund raising expenses of $177,918 for government grant proposals, section 48c tax credit fees, and loan commitment fees.

The increase in costs and expenses in the year ended June 30, 2010 also included equipment impairment expenses of $903,305 and an increase in deprecation of $146,401 over the prior year due to new equipment purchases in late fiscal year 2010.

Other expenses for the years ended June 30, 2010 and 2009 consisted primarily of interest expenses of $149,521 and $182,074, respectively. This decrease of $32,553 in interest expense for the period ended June 30, 2010 was primarily due to scheduled reductions in principal balances.

Net Loss.

Our net loss for the years ended June 30, 2010 and 2009 was $9,606,826 and $5,561,056, respectively, resulting in a $4,045,770 increase in net loss as compared to the year ended June 30, 2009.  This increase in loss was primarily the result of increases in advanced engineering and development expenses, selling, general and administrative expenses, and equipment impairment expenses, totaling $3,616,270, as described above.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations were primarily financed through debt and equity financings, and government research contracts.  Total paid in capital as of June 30, 2010 was $49,909,006.   We had a cumulative deficit of $46,894,677 as of June 30, 2010 compared to a cumulative deficit of $37,287,851 as of June 30, 2009.  At June 30, 2010 we had a working capital deficit of $800,204 compared to a June 30, 2009 working capital surplus of $3,784,491.  Our shareholders’ equity as of June 30, 2010 and June 30, 2009 was $1,451,277 and $6,765,835, respectively.

On May 1, 2009 we filed a Registration Statement on Form S-3 with the SEC for a $10 million universal shelf, which was declared effective by the SEC on May 13, 2009.  We took this action as a measure in anticipation of our possible future needs to raise additional investment capital to fund additional working capital and further capital expenditures.  On August 18, 2009, we used this universal shelf registration statement to complete a registered direct sale of 1,791,667 units at $1.20 per unit consisting of an aggregate of 1,791,667 shares of common stock and warrants to purchase 358,333 shares of common stock at an exercise price of $1.33 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.9 million.  On March 9, 2010, we used this universal shelf registration statement to complete a registered direct sale 2,243,750 units at $.80 per unit consisting of an aggregate of 2,243,750 shares of common stock and warrants to purchase 1,121,875 shares of common stock at an exercise price of $1.04 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.6 million.

On March 19, 2010, the Company entered into a Stock Purchase Agreement with each of the Company’s directors and certain of its officers in connection with the private issuance and sale to such investors of 337,346 shares of common stock (the “Private Placement”).  Through the Private Placement the Company’s directors and officers purchased a total of $280,000 shares of common stock for a price per share equal to the closing price of the Company’s common stock on March 19, 2010.

In December 2009 we were awarded a $1.3 million Wisconsin Clean Energy Business Loan through the American Recovery and Reinvestment Act.  We closed this loan transaction in May 2010 and we received $490,000 on the loan in July 2010, with $810,000 remaining to draw.  During the quarter ended March 31, 2010 we received a $1.5 million financing commitment from our bank to supplement the Wisconsin Clean Energy Business Loan.  The financings have various restrictions and requirements, including a $1.5 million compensating cash balance requirement and expire September and October 2010.

In connection with Mr. Parry’s retirement as director and Chief Executive Officer of the Company, we have accrued the entire remaining severance expense to be paid to Mr. Parry. As of June 30, 2010, the amount of this accrual was $225,000.

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

We also have $38 million of net operating loss carryforwards and $14.675 million of Department of Energy sponsored tax credits. The tax credits require the Company to invest approximately $50 million in plant and equipment, which the Company has not done.  We are exploring ways to monetize or to use these benefits.  However, there can be no assurance that these efforts will prove successful.

On August 30, 2010 we entered into an amended and restated securities purchase agreement (“Socius Securities Purchase Agreement”) with Socius CG II, Ltd. (“Socius”). Pursuant to the Socius Securities Purchase Agreement we have the right over a term of two years, subject to certain conditions, to require Socius to purchase up to $10 million of redeemable subordinated debentures and/or shares of redeemable Series A preferred stock in one or more tranches.  The debentures bear interest at an annual rate of 10% and the shares of Series A preferred stock accumulate dividends at the same rate.  Both the debentures and the shares of Series A preferred stock are redeemable at our election at any time after the one year anniversary of issuance.  Neither the debentures nor the Series A preferred shares are convertible into common stock.  Shares of Series A preferred stock are not yet authorized.  Upon authorization, any outstanding debentures will be automatically converted into shares of Series A preferred stock. Under the Socius Securities Purchase Agreement, in connection with each tranche Socius will be obligated to purchase that number of shares of our common stock equal in value to 135% of the amount of the tranche at a per share price equal to the closing bid price of the common stock on the trading day preceding our delivery of the tranche notice (the “Investment Price”). Socius may pay for the shares it purchases at its option, in cash or with a secured promissory note. Our ability to submit a tranche notice is subject to certain conditions including that: (1) a registration statement covering our sale of shares of common stock to Socius in connection with the tranche is effective and (2) the issuance of such shares would not result in Socius and its affiliates beneficially owning more than 9.99% of our common stock.  As of June 30, 2010 we had not submitted any tranche notices under the Socius Securities Purchase Agreement.  On September 2, 2010 we delivered the first tranche notice under the Socius Securities Purchase Agreement pursuant to which Socius will be required to purchase from us $517,168 of debentures.  The closing of the sale of debentures, which is subject to satisfaction of customary closing conditions, is anticipated to occur on September 20, 2010.  In connection with the tranche, (1) Socius purchased 1,163,629 shares of common stock for a total purchase price of $698,177 and at a per share purchase price of $0.60 and (2) we issued to Socius 490,196 shares of common stock in payment of the commitment fee payable by us to Socius in connection with the initial tranche under the securities purchase agreement. Socius paid for the shares of common stock it purchased with a secured promissory note maturing September 2, 2014

We believe we currently possess sufficient capital to pursue our current operations through the first quarter of fiscal year 2011.  We expect to raise additional debt and equity capital, including through use of the Securities Purchase Agreement, to support our current business and growth plan.  Our investment capital requirements will depend upon numerous factors, including our ability to control expenses, the progress of our engineering and development programs, the success of our marketing and sales efforts and our ability to obtain alternative funding sources such as government grants.  In order to actively manage financing risk, the board of directors has worked with management to carefully consider financing alternatives and to implement cost containment measures.  Actions taken by the board of directors and management in fiscal 2010 and continuing into the current quarter include: 1) execute an overall reduction in controllable expenses to preserve cash resources including revising our non-employee director compensation policy so that fees are paid in equity compensation instead of cash; 2) actively pursue additional sources of capital to fund working capital and operating needs; 3) pursue government grant and federal stimulus package opportunities;  and 4) leverage the $1.3 million Wisconsin Clean Energy Business Loan that was awarded in December, 2009 through the American Recovery and Reinvestment Act.

We believe we have the necessary financing vehicles in place, including the Socius Securities Purchase Agreement described above and the remainder of the $1.3 million dollar Wisconsin Clean Energy Business loan to fund the Company for the next fiscal year.  However, there can be no assurances that unforeseen circumstances will not jeopardize the Company’s ability to draw on these financing vehicles.  Therefore, we are continuing to seek additional sources of funds to add to the financing vehicles already in place.  However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If we are unable to obtain such needed capital, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations.

Operating Activities

For the year ended June 30, 2010, net cash used in operations was $5,849,539.  Cash used in operations resulted from a net loss of $9,606,826, reduced by $2,013,940 in non-cash adjustments and $1,743,347 in net changes to working capital. Reductions in accounts receivable and inventories resulting from deferral of inventory purchases provided net cash of $1,332,279 and an increase in accounts payable, accrued compensation and benefits, and accrued expenses resulting from deferral of payment of these obligations provided net cash of $1,199,994.  Working capital decreased by $802,747 due to a decrease in deferred revenue that resulted from the recognition of revenue upon shipment of the related products.  Non-cash adjustments to operations included $527,439 of stock based compensation expense, $424,297 of depreciation expense, and impairment and other equipment charges of $903,305.  The Company also increased its inventory allowance by $158,899 which was a non-cash charge to operations.

Investing Activities

For the year ended June 30, 2010, net cash provided by investing activities was $681,755, resulting $1,000,000 of cash provided by a decrease in bank certificates of deposits with maturities greater than three months, offset by $318,245 of cash used in purchase of property and equipment.

Financing Activities

For the year ended June 30, 2010, net cash provided by financing activities was $3,426,103 resulting from $3,737,442 in net proceeds from the issuance of equity securities, and $156,000 in additional financing on manufacturing equipment, offset by repayments of $456,203 of principal on notes payable.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and related disclosures require management to make estimates and assumptions.

We believe that the following are our most critical accounting estimates and assumptions the Company must make in the preparation of its consolidated financial statements and related disclosures:

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period covered by the report. Actual results could differ from those estimates. Estimates are used in accounting for, amongst other things, revenue recognition, inventory valuation, impairment and realizability of assets, depreciation, and valuations of debt and equity instruments.  Estimates and assumptions are reviewed periodically and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Income Tax

The Company records deferred taxes in accordance with FASB Accounting Standard Codification (“ASC”) topic 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  There were no net deferred tax assets recorded as of June 30, 2010.

The Company has adopted ASC Topic 740, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with ASC Topic 740, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC Topic 740, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

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

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed to the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.

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

Revenues from government funded research and development contracts are recognized proportionally as costs are incurred and compared to the estimated total research and development costs for each contract. In many cases, the Company is reimbursed only a portion of the costs incurred or to be incurred on the contract. Government funded research and development contracts are generally multi-year, cost-reimbursement and/or cost-share type contracts. The Company is reimbursed for reasonable and allocable costs up to the reimbursement limits set by the contract.

Advanced Engineering and Development Expenses

The Company expenses advanced engineering and development costs as incurred. These costs consist primarily of labor, overhead, and materials to build prototype units, materials for testing, develop manufacturing processes and include consulting fees and other costs.

To the extent these costs are separately identifiable, incurred and funded by advanced engineering and development type agreements with outside parties; they will be shown separately on the statement of operations as a “cost of engineering and development contract”.

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

Loss per Share

The Company follows the FASB ASC topic 260 “Earnings per Share” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC topic 260, any anti-dilutive effects on net income (loss) per share are excluded (as of the years ended June 30, 2010 and 2009 there were 4,163,023 and 1,790,167 underlying options and warrants that are excluded).

Stock-Based Compensation

The Company measures all “Share-Based Payments", including grants of stock options and restricted shares, to be recognized in its consolidated statement of operations based on their fair values on the grant date, consistent with FASB ASC topic 718 “Stock Compensation” guidelines.

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

Recent Accounting Pronouncements

See Note 3 in the accompanying notes to consolidated financial statements.

Known Trends, Market Opportunities and Challenges

According to a new market report by Pike Research, revenues from installed, stationary energy storage systems are expected to grow from $1.5 billion in 2010 to $35.3 billion annually by 2020. Within this growth market, we are pursuing the distributed segments that generally require storage capacity of 1 MW-hr or lower. This is the market segment that can utilize multiple value drivers of intelligent storage and can offer the shortest ROI for our customers.  It is also the best fit with our current product strengths.

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

We have advanced the ZBB presence and awareness in the market through involvement in various market conferences (energy storage, wind, and solar, electric utility), direct marketing, marketing materials and web content, as well as continued efforts in media channels and highly visible applications.  ZBB is in the process of furthering these marketing and networking efforts with additional marketing activities that will continue to raise the profile of ZBB and the ZESS brands.   In addition, ZBB is in active discussions with established partners in the major global growth markets of China, India and Southeast Asia.  These partnership discussions range from joint product development to channel synergies.

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

As announced on September 8, 2010, we will partner with SunPower Corp. (Nasdaq: SPWRA, SPWRB) to establish a pilot program for demonstrating integration of advanced energy storage systems with existing PV systems for commercial customers. Working with a major retailer, SunPower and ZBB will demonstrate the economic and operational benefits of combining PV with a ZBB zinc bromide flow battery storage technology platform rated at 500 KWh in a commercial building application.

We are in the process of writing the final report on our project (Advanced Electricity Storage Technologies project) with the Commonwealth of Australia which commenced July 2007 and ran through July 2010. This project included payment to the Company of approximately $2.4 million for development costs and included the production and demonstration of one 500kWh energy storage system for installation into a renewable energy site in Australia. In December 2008 we received an order for a Zess 500 system to be installed in conjunction with existing wind energy assets at the Dundalk Institute of Technology in the Republic of Ireland, which was produced and shipped in July 2010.

During fiscal 2009 we signed a contract with the Wisconsin Energy Independence Fund to secure $229,000 in support grant funding for the research and development of our own proprietary power conversion systems for both AC to DC and DC to DC renewable energy applications. We have contracted with a Wisconsin based partner to build and package the power electronics components for two units for evaluation with two ZESS 50 systems contracted to be built under this grant. This grant lead to the development of the PECC system which has become a major driver for future growth opportunities for ZBB.

In addition to the other risk factors stated above, and other information relating to our business as referenced in the “Business” section, we believe that some of the biggest challenges we face will be gaining market acceptance for our newer products and reaching the renewable energy, utility and other markets that we target. In order to be successful we must also develop a reputation of reliability, quality service and continually drive down the total cost of ownership of our products.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.                    Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
ZBB ENERGY CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ZBB Energy Corporation
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheets of ZBB Energy Corporation and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZBB Energy Corporation and subsidiaries at June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company continues to incur significant operating losses and has an accumulated deficit of $46,894,677 that raises substantial doubt about the Company’s ability to continue as a going concern. The Company is dependent on future debt and equity fundraising, additional sales orders, increase in margins, strategic partnerships, and/or government programs to sustain continued operations and meet past obligations. Management’s plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PKF LLP

New York, NY
September 7, 2010

ZBB ENERGY CORPORATION
Consolidated Balance Sheets

	June 30, 2010	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$1,235,635	$2,970,009
Bank certificate of deposit	-	1,000,000
Accounts receivable	7,553	614,154
Interest receivable	-	19,746
Inventories-net of $304,200 and $145,301 allowance	702,536	1,587,113
Prepaids and other current assets	149,098	143,173
Total current assets	2,094,822	6,334,195
Long-term assets:
Property, plant and equipment, net	3,568,823	4,578,180
Goodwill	803,079	803,079
Total assets	$6,466,724	$11,715,454

Liabilities and Shareholders' Equity
Current liabilities:
Bank loans	395,849	416,558
Accounts payable	869,179	827,001
Accrued expenses	539,100	25,765
Deferred revenues	325,792	1,128,539
Accrued compensation and benefits	765,106	151,841
Total current liabilities	2,895,026	2,549,704
Long-term liabilities:
Bank loans	2,120,421	2,399,915
Total liabilities	$5,015,447	$4,949,619

Shareholders' equity
Common stock ($0.01 par value); 150,000,000 authorized
14,915,389 and 10,618,297 shares issued	149,155	106,183
Additional paid-in capital	49,770,987	45,549,079
Treasury stock - 13,833 shares	(11,136)	-
Accumulated other comprehensive (loss)	(1,563,052)	(1,601,576)
Accumulated (deficit)	(46,894,677)	(37,287,851)
Total shareholders' equity	$1,451,277	$6,765,835
Total liabilities and shareholders' equity	$6,466,724	$11,715,454

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Consolidated Statements of Operations

	Year ended June 30,
	2010	2009
Revenues
Product sales and revenues	$967,455	$67,995
Engineering and development revenues	578,525	1,088,797
Total Revenues	1,545,980	1,156,792

Costs and Expenses
Cost of product sales	899,287	56,468
Cost of engineering and development revenues	1,836,299	2,051,803
Advanced engineering and development	2,239,139	807,291
Selling, general, and administrative	4,755,592	3,474,476
Depreciation	424,297	277,896
Impairment and other equipment charges	903,305	-
Total Costs and Expenses	11,057,919	6,667,934

Loss from Operations	(9,511,939)	(5,511,142)

Other Income (Expense)
Interest income	60,193	145,088
Interest (expense)	(149,521)	(182,074)
Other income (expense)	(5,559)	(12,928)
Total Other Income (Expense)	(94,887)	(49,914)

Loss before provision for Income Taxes	(9,606,826)	(5,561,056)

Provision for Income Taxes	-	-
Net Loss	$(9,606,826)	$(5,561,056)

Net Loss per share-
Basic and diluted	$(0.74)	$(0.53)

Weighted average shares-basic and diluted:
Basic	12,924,362	10,547,621
Diluted	12,924,362	10,547,621

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Changes in Shareholders' Equity

	Number of Shares	Common Stock	Add'l Paid-in Capital	Treasury Stock		Note Receivable from Shareholders	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	TOTAL Shareholders' Equity	Comprehensive (Loss)

Balance: June 30, 2008	10,512,283	$105,123	$45,619,608	$	~~-~~	$(608,333)	$(1,373,485)	$(31,726,795)	$12,016,118

Stock options expensed			294,114						294,114
Issuance of restricted stock in payment of compensation	101,014	1,010	72,167						73,177
Deferred stock compensation			(72,167)						(72,167)
Amortization of deferred stock compensation			30,490						30,490
Issuance of restricted stock - in payment of consulting fees	5,000	50	13,200						13,250
Reduction of note receivable			(408,333)			608,333			200,000
Net Loss								(5,561,056)	(5,561,056)	(5,561,056)
Net Translation Adjustment							(228,091)		(228,091)	(228,091)
Balance: June 30, 2009	10,618,297	$106,183	$45,549,079		$-	$-	$(1,601,576)	$(37,287,851)	$6,765,835	$(5,789,147)

Issuance of common stock net of costs underwriting fees	4,035,417	40,355	3,661,495						3,701,850
Equity offering costs			(244,409)						(244,409)
Amortization of deferred equity compensation			527,439						527,439
Settlement of stock purchase agreement	(28,750)	(287)	287
Retired restricted stock	(46,921)	(469)	469
Issuance of restricted common stock offering	337,346	3,373	276,627						280,000
Purchase of treasury stock					(11,136)				(11,136)
Net Loss								(9,606,826)	(9,606,826)	(9,606,826)
Net Translation Adjustment							38,524		38,524	38,524
Balance: June 30, 2010	14,915,389	$149,155	$49,770,987		$(11,136)	$-	$(1,563,052)	$(46,894,677)	$1,451,277	$(9,568,302)

See accompanying notes to consolidated financial statements

ZBB Energy Corporation	Year ended June 30,
Consolidated Statements of Cash Flows	2010	2009
Cash flows from operating activities
Net loss	$(9,606,826)	$(5,561,056)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Depreciation	424,297	277,896
Change in inventory allowance	158,899	(88,699)
Equipment costs reclassified to expenses	-	372,855
Impairment and other equipment charges	903,305	-
Payments applied to note receivable for consulting fees	-	200,000
Stock based compensation	527,439	338,864
(Increase) decrease in operating assets:
Accounts receivable	606,601	(609,987)
Inventories	725,678	(185,530)
Prepaids and other current assets	(5,925)	(41,799)
Other receivables-interest	19,746	61,083
Increase (decrease) in operating liabilities:
Accounts payable	42,178	247,500
Accrued compensation and benefits	613,265	22,092
Accrued expenses	544,551	25,765
Deferred revenues	(802,747)	717,539
Net cash (used) in operating activities	(5,849,539)	(4,223,477)
Cash flows from investing activities
Capital expenditures	(318,245)	(889,658)
Bank certificate of deposit	1,000,000	(1,000,000)
Net cash provided (used) in investing activities	681,755	(1,889,658)
Cash flows from financing activities
Proceeds from bank loan	156,000	1,070,000
Repayments of bank loans	(456,203)	(306,984)
Proceeds from stock issuance - net of fees and costs	3,737,442	-
Purchase of treasury stock	(11,136)	-
Net cash provided by financing activities	3,426,103	763,016
Effect of exchange rate changes on cash and cash equivalents	7,307	(131,192)
Net (decrease) in cash and cash equivalents	(1,734,374)	(5,481,311)
Cash and cash equivalents - beginning of year	2,970,009	8,451,320

Cash and cash equivalents - end of year	$1,235,635	$2,970,009

Cash paid for interest	$111,927	$121,468

Supplemental schedule of non-cash investing and financing activities:
Investment in joint venture offset by unfulfilled deferred revenue	-	160,000
Equipment costs reclassified to expenses	-	372,855

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Consolidated Financial Statements
June 30, 2010

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

•	Storage of renewable wind and solar energy production in both grid connected and grid independent environments.

•	Power quality to alleviate downtime caused by voltage sags, voltage swells, frequency fluctuations, and combined with uninterruptible power supply (UPS) to eliminate power outages.

The consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, ZBB Technologies, Inc. which operates a manufacturing facility in Menomonee Falls, Wisconsin, and ZBB Technologies, Ltd. which has its advanced engineering and development facility in Perth, Australia.

NOTE 2 – GOING CONCERN

The consolidated financial statements as of June 30, 2010 and for the year then ended have been prepared on the basis of a going concern which contemplates that ZBB Energy Corporation and subsidiaries will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $9,606,826 for the year ended June 30, 2010 and has an accumulated deficit of $46.9 million. The ability of the Company to meet its total liabilities of $5,015,447 and to continue as a going concern is dependent upon the availability of future funding and achieving profitability.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company believes, with the financing vehicles now in place and with other potential financing sources, that it will be able to raise the capital necessary to fund operations through fiscal year 2011.  The Company’s sources of capital in the year ending June 30, 2011 include the raising of up to $10 million from Socius CG II, Ltd., as described in Note 13 and $1.3 million under the Wisconsin Department of Commerce loan, as described in Note 10. However, these facilities place certain restrictions on our ability to draw on them.  For example, our ability to submit a tranche notice under the Socius Agreement is subject to certain conditions including that: (1) a registration statement covering our sale of shares of common stock to Socius in connection with the tranche is effective and (2) the issuance of such shares would not result in Socius and its affiliates beneficially owning more than 9.99% of our common stock.  These limitations have been carefully considered by the Company and notwithstanding such limitations management believes it will be able to successfully utilize them.  However, there can be no assurances that unforeseen circumstances will not jeopardize the Company’s ability to draw on these financing vehicles.

Accordingly, the Company is currently exploring various alternatives including debt and equity financing vehicles, strategic partnerships, and/or government programs that may be available to the Company, as well as trying to generate additional sales and increase margins.  However, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the period covered by the report. Actual results could differ from those estimates. Estimates are used in accounting for, amongst other things, revenue recognition, inventory valuation, impairment and realizability of assets, depreciation, and valuations of debt and equity instruments.  Estimates and assumptions are reviewed periodically and the effects of any revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

Income Tax

The Company records deferred taxes in accordance with FASB Accounting Standard Codification (“ASC”) topic 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred tax assets to the amount expected to be realized.  There were no net deferred tax assets recorded as of June 30, 2010.

The Company has adopted ASC Topic 740, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with ASC Topic 740, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing ASC Topic 740, the Company’s management has reviewed the Company’s tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

Based on its evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company’s evaluation was performed for the tax periods ended June 30, 2007 through June 30, 2010 for U.S. Federal Income Tax and for the tax periods ended June 30, 2005 through June 30, 2010 for the State of Wisconsin Income Tax, the tax years which remain subject to examination by major tax jurisdictions as of June 30, 2010.

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

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed to the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.

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

Investments

The Company occasionally invests in bank certificates of deposits with maturities of more than three months.  As of June 30, 2009 the Company held a nine month certificate of deposit, interest accruing at 3.96%, which matured on September 30, 2009.

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

For sales arrangements containing multiple elements (products or services), revenue relating to undelivered elements is deferred at the estimated fair value until delivery of the deferred elements. To be considered a separate element, the product or service in question must represent a separate unit under SEC Staff Accounting Bulletin 104, and fulfill the following criteria: the delivered item(s) has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and, if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transaction is deferred until all elements are delivered. Revenue from time and materials based service arrangements is recognized as the service is performed.

Revenues from government funded research and development contracts are recognized proportionally as costs are incurred and compared to the estimated total research and development costs for each contract. In many cases, the Company is reimbursed only a portion of the costs incurred or to be incurred on the contract. Government funded research and development contracts are generally multi-year, cost-reimbursement and/or cost-share type contracts. The Company is reimbursed for reasonable and allocable costs up to the reimbursement limits set by the contract.

Total revenues of $1,545,980 and $1,156,792 were recognized for the years ended June 30, 2010 and 2009, respectively, and were comprised of two significant customers in 2010 (29% and 40% of total revenues) and one significant customer in 2009 (85% of total revenues).

Advanced Engineering and Development Expenses

The Company expenses advanced engineering and development costs as incurred. These costs consist primarily of labor, overhead, and materials to build prototype units, materials for testing, develop manufacturing processes and include consulting fees and other costs.

To the extent these costs are separately identifiable, incurred and funded by advanced engineering and development type agreements with outside parties; they will be shown separately on the statement of operations as a “cost of engineering and development revenues”.

Engineering and Development Revenues

On June 29, 2007, ZBB Technologies Ltd (“ZBB Technologies”), an Australian subsidiary of ZBB Energy Corporation (the “Company”), and the Commonwealth of Australia (the “Commonwealth”) represented by and acting through the Department of Environment and Water Resources (the “Department”), entered into an agreement for project funding under the Advanced Electricity Storage Technologies (“AEST”) program (the “Agreement”) whereby the Department agreed to provide funding to ZBB Technologies for the development of an energy storage system that will be used to demonstrate the storage and supply of renewable energy generated from photovoltaic solar panels and wind turbines already operational at the Commonwealth Scientific and Industrial Research Organization’s (“CSIRO”) Newcastle Energy Centre in New South Wales, Australia.

The Agreement provides for a three year term under which the Commonwealth will provide $2.6 million (A$3.1 million) in project funding over several periods, totaling $1.35 million in year one, $1.01 million in year two and $0.24 million in year three, as certain development progress “milestones” are met by ZBB Technologies to the satisfaction of the Commonwealth.

The Agreement is subject to early termination or a reduction in scope by the Commonwealth at any time or in the event of a default by ZBB Technologies.  If the Commonwealth decides to terminate early or reduce the scope of the Agreement, the Commonwealth will be liable to ZBB Technologies for the amount of funds that have been legally committed by ZBB Technologies in accordance with the Agreement.  However, the Commonwealth is entitled to recover any part of the funds which have not been legally committed by ZBB Technologies.  The Commonwealth will also be liable for reasonable costs of termination or reduction in scope incurred by ZBB Technologies attributable to such action.

ZBB Technologies has agreed to indemnify the Commonwealth against any loss or liability incurred by the Commonwealth, including loss or expenses incurred in dealing with any claim against the Commonwealth arising from the use of materials provided by ZBB Technologies under the Agreement and any breach of the Agreement by ZBB Technologies.  The extent of liability is reduced proportionately by any fault of the Commonwealth.

The Company owns any assets, including battery storage systems, acquired with the funding from the contract.  The Company grants the government of Australia a free, non-exclusive license to intellectual property created in the project for their own internal use.

The AEST project has total budgeted expenditure for operating and capital items of approximately $4.7 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.3 million (A$2.8 million) is the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities. The Australian Government is providing the project funding of approximately $2.6 million (A$3.1 million) to be paid in accordance with the completion of contracted project milestones and subject to the Company’s compliance with project reporting requirements and demonstrating that the funds already provided to it have been fully spent or will be fully spent in the near future.  The Company has fulfilled its required contributions to the project in cash and in-kind contributions as of June 30, 2010.  As of June 30, 2010, the Company has received $2,414,677 in total payments from the Australian Government for milestones achieved to date. The Company expects to receive the final payment of approximately $150,000 from AEST during the quarter ending December 31, 2010.

Included in Engineering and Development revenues and costs of Engineering and development revenues were $453,514 and $1,561,061, respectively, for the year ended June 30, 2010, and $984,807 and $1,843,824 respectively for the year ended June 30, 2009, related to the AEST contract.  There are no additional costs for the Company to incur subsequent to June 30, 2010.  The financial statements also include engineering and development revenue and costs from another engineering and development contract.

At June 30, 2010 and 2009, the Company had no unbilled amounts from engineering and development contracts. The Company had customer payments from engineering and development contract revenue, representing deposits in advance of performance of the allowable work, in the amount of $0 and $333,817 as of June 30, 2010 and 2009, respectively.  These amounts are included in deferred revenue on the consolidated balance sheet.

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

As of June 30, 2010, included in the Company’s accrued expenses were approximately $520,000 in warranty reserves.

Loss per Share

The Company follows the FASB ASC topic 260 “Earnings per Share” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC topic 260, any anti-dilutive effects on net income (loss) per share are excluded (as of the years ended June 30, 2010 and 2009 there were 4,163,023 and 1,790,167 underlying options and warrants that are excluded).

Stock-Based Compensation

The Company measures all “Share-Based Payments", including grants of stock options and restricted shares, to be recognized in its consolidated statement of operations based on their fair values on the grant date, consistent with FASB ASC topic 718 “Stock Compensation” guidelines.

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

The Company only recognizes expense to its consolidated statement of operations for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period or tranche separately, for all other awards. See Note 10 below.

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with the FASB ASC topic 220 “Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net currency translation adjustments applicable for the years ended June 30, 2010 and 2009 and is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

Concentrations of Credit Risk and Fair Value:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and U.S. treasury investments, and bank certificates of deposit, and accounts receivable.

The Company maintains significant cash investments primarily with three or four financial institutions, which at times may exceed federally insured limits. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit rating of these institutions as part of its investment strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to accelerated payment terms in current customer contracts and creditworthiness of the current customer base. However, at June 30, 2010, primarily all of the Company’s receivables pertain to one customer and revenues were concentrated among two customers during the year then ended. At June 30, 2009, primarily all of the Company’s receivables pertain to one customer and revenues were concentrated among two customers during for the year then ended.

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of bank loans and notes payable approximate fair value based on their terms which reflect market conditions existing as of June 30, 2010.

Reclassifications

Certain reclassifications have been made to the prior year’s amounts to conform to the presentation for the fiscal year ended June 30, 2010 that included the reclassification of Cost of engineering and development revenues from advanced engineering and development expenses on the accompanying Consolidated Statements of Operations.

Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 amends the revenue guidance under Subtopic 605-25, “Multiple Element Arrangements,” and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.” ASU 2009-13 and ASU 2009-14 are effective for fiscal periods beginning on or after June 15, 2010, which for the Company is the first quarter of fiscal 2011. The Company is currently evaluating the impact that ASU 2009-13 and ASU 2009-14 will have on its consolidated financial statements

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 4 - INVENTORIES

Inventory balances are comprised of the following amounts as of June 30:

	2010	2009
Raw materials	$631,656	$766,881
Work in progress	375,080	402,001
Finished goods	-	563,532
Inventory valuation allowance	(304,200)	(145,301)
Total	$702,536	$1,587,113

NOTE 5– PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment balances are comprised of the following amounts as of June 30:

	2010	2009
Office equipment	$119,779	$115,809
Manufacturing equipment	3,591,508	4,626,178
Building and improvements	1,996,134	1,996,134
Land	217,000	217,000
	5,924,421	6,955,121
Less, accumulated depreciation	(2,355,598)	(2,376,941)
Net Property, Plant & Equipment	$3,568,823	$4,578,180

During the year ended June 30, 2010, manufacturing equipment previously used in production and development activities were identified as impaired or had reached the end of their respective useful lives due to changing product and manufacturing technologies.  Upon write-down the manufacturing equipment and accumulated depreciation accounts were adjusted accordingly and $903,305 was charged to operations for the year ended June 30, 2010, and were reported as impairment and other equipment charges.

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

NOTE 7 – GOODWILL

The Company acquired ZBB Technologies, Inc., a wholly-owned subsidiary, through a series of transactions in March 1996.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of June 30, 2010.

The Company accounts for goodwill in accordance with FASB ASC topic 350-20, “Intangibles - Goodwill and Other - Goodwill” under which goodwill and other intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit to which goodwill has been allocated from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess.

NOTE 8 – NOTE RECEIVABLE-Shareholder

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

NOTE 9 – COMMON STOCK AND WARRANT OFFERINGS

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

NOTE 10 – BANK LOANS AND NOTES PAYABLE

The Company's debt consisted of the following as of June 30:

	2010	2009
Bank loans-current	$395,849	$416,558
Bank loans-long term	2,120,421	2,399,915
Total	$2,516,270	$2,816,473

On July 1, 2009 the Company entered into a loan agreement to finance new production equipment.  The $156,000 bank note is secured by specific equipment, requiring monthly payments of $4,736 of principal and interest; rate equal to 5.99% per annum; maturity date of December 1, 2013. Principal balance is $107,155 at June 30, 2010.

On November 28, 2008 the Company entered into a loan agreement to finance new production equipment.  The $1,070,000 bank note is secured by specific equipment, requiring monthly payments of $21,000 of principal and interest; rate equal to the prime rate; maturity date of July 1, 2012. Principal balance is $733,536 at June 30, 2010.

On May 14, 2008 the Company entered into two loan agreements to refinance its building and land in Menomonee Falls, Wisconsin:

The first loan requires a fixed monthly payment of principal and interest at a rate of ..25% below the prime rate, subject to a prime rate floor of 5.25%, with any principal balance due at maturity on June 1, 2018 and secured by the building and land.  Principal balance is $805,084 at June 30, 2010.

The second loan is a secured promissory note guaranteed by the U.S. Small Business Administration, requiring monthly payments of principal and interest at a rate of 5.5% until May 1, 2028.   Principal balance is $821,595 at June 30, 2010.

On January 22, 2007 the Company refinanced its equipment loan.  The new loan term requires monthly principal payments and interest at a rate equal to the prime rate, maturity date of February 1, 2011.  The loan is secured by a first lien on all business personal property.  Principal balance is $48,900 at June 30, 2010.

On April 7, 2010 the Company entered into two loan agreements to partially finance the Company’s manufacturing expansion and working capital projects which are expected to total $4.5 million, including $1.7 million equity funding, at its facility in Menomonee Falls, Wisconsin.

The first loan is for $1.3 million with the Wisconsin Department of Commerce. Payments of principal and interest under this loan are deferred until May 31, 2012. The interest rate is 0% until May 31, 2012 and 2% thereafter. Payments of $22,800 per month are required starting June 1, 2012 with a final payment due on May 1, 2017. The loan is secured by equipment purchased with loan proceeds and with a General Business Security Agreement on all assets of the Company. The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement. This loan commitment expires October 31, 2010. There were no advances under this loan as June 30, 2010.

The second loan is a three year term secured promissory note for $1.5 million with Investors Bank, requiring monthly payments of principal and interest at a rate of 6.25% totaling $22,093. The loan is secured by all business assets including $1.5 million cash collateral requirement. This loan commitment expires September 30, 2010. There were no advances under this loan as of June 30, 2010.

The balance of the expansion and working capital project funds are required by the Wisconsin Department of Commerce loan agreement to be provided by the Company in the amount of $1.7 million.

Maximum aggregate annual principal payments for years subsequent to June 30, 2010 are as follows:

2011	$395,849
2012	363,710
2013	322,618
2014	81,648
2015	86,020
2016 and thereafter	1,266,425
$2,516,270

NOTE 11 – EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

For the years ended June 30, 2010 and 2009, the Company’s results of operations reflect compensation expense for stock options granted and restricted shares vested under its equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $527,439 and $338,864, based on the grant date fair value of all options vested during the years ended June 30, 2010 and 2009 respectively.

In 2002 the Company established the 2002 Stock Option Plan (“SOP”) whereby a stock option committee was given the discretion to grant up to 579,107 options to purchase shares to key employees of the Company at exercise prices and dates to be determined by the directors. No options were exercised and 16,793 options expired during the year ended June 30, 2009. During the year ended June 30, 2010, 150,000 options to purchase shares were granted to employees exercisable at prices from $0.49 to $0.75 based on vesting terms of April 2011 through June 2013, and exercisable through June 2018, options for 87,907 shares expired, and options for 75,000 shares were cancelled. At June 30, 2010 there were 475,000 options outstanding with exercise prices from $0.49 to $3.59 and exercise dates up to June 2018. A further 104,107 options are available to be issued under the SOP.

During 2005 the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorizes the board of directors or a committee thereof, to grant options to employees and directors of the Company or any affiliate of the Company. The maximum number of options that may be granted in aggregate at any time under this option scheme or under any other employee option or share plan is the number equivalent to 5% of the total number of issued shares of the Company including all shares underlying options under the Company’s stock option and incentive plans... Options issued expire five years after the vesting date. No options were issued or exercised during the years ended June 30, 2010 and 2009. During the year ended June 30, 2010, 200,000 options were cancelled. At June 30, 2010, options to purchase 50,000 shares with an exercise price of $3.82 and an expiration date of June 2012 are outstanding. A further 405,838 options are available to be issued under the SOP.

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorizes the board of directors or a committee thereof, to grant options to purchase up to a maximum of 1,500,000 shares to employees and directors of the Company at exercise prices to be determined by the administrator but not less than 100% (110% for a 10% shareholder) of the market value on the date granted. During the year ended June 30, 2009 options to purchase 451,410 shares were granted to employees and directors exercisable at prices from $1.35 to $1.69 based on vesting terms of July 2009 through January 2012 and exercisable at various dates through December 2016. Included in the year ended June 30, 2009 options were granted to purchase 266,410 shares which vest upon certain contingent performance criteria, of which 93,248 vested and 39,963 forfeited during the period. During the year ended June 30, 2010 options to purchase 821,500 shares were granted to employees and directors exercisable at prices from $0.95 to $1.39 based on vesting terms of September 2010 through April 2013 and exercisable at various dates through April 2018. Options to purchase an additional 208,008 shares are available to be issued under the 2007 plan.

The Compensation Committee of the Company’s Board of Directors awarded two inducement option grants to the Company’s new CEO in January 2010.  The first grant is an option to purchase 400,000 shares which vests as to one-third of the shares on January 7, 2011 and as to the balance in 24 monthly installments beginning on January 31, 2011 and ending on December 31, 2012.  This option vests in full upon a “change of control.” The second grant is an option to purchase 100,000 shares of ZBB common stock which vests in two equal installments based on the achievement of certain performance targets as of June 30, 2010 and December 31, 2010.  The June 30, 2010 performance targets have been met and management expects the December 31, 2010 performance targets to be met.  Both options have an exercise price of $1.33 per share which was equal to the closing price of ZBB’s common stock on January 7, 2010 and are not exercisable as to any portion of the option after the fifth anniversary of the date on which that portion vests.  The options are subject to other terms and conditions specified in the related option agreements.

In aggregate for all plans, at June 30, 2010, the Company has a total of 2,316,992 options outstanding and 717,953 options available for future grant under the SOP, 2005 and the 2007 Plans.

Information with respect to stock option activity under the employee and director plans is as follows:
Stock Option Activity	Number of Options	Weighted- Average Exercise Price Per Share
Balance at June 30, 2008	1,029,700	$4.03
Options granted	451,410	1.49
Options expired	(16,793)	5.61
Options forfeited	(39,963)	1.35
Options exercised	-	-
Balance at June 30, 2009	1,424,354	$3.24
Options granted	1,471,500	1.22
Options forfeited	(578,862)	3.49
Options exercised	-
Balance at June 30, 2010	2,316,992	$1.92

The following table summarizes information relating to the stock options outstanding at June 30, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.49 to $1.69	1,666,992	6.5	$1.26	729,492	$1.36
$3.59 to $3.82	650,000	3.8	$3.61	600,000	$3.61
Balance at March 31, 2010	2,316,992		$1.92	1,329,492	$2.38

During the year ended June 30, 2010 options to purchase 1,471,500 shares were granted to directors and employees  exercisable at prices from $0.49 to $1.39 per share based on various service based vesting terms from November 2010 through June 2013 and exercisable at various dates through June 2018.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the years ended June 30 using the Black-Scholes option-pricing model:

	2010	2009
Expected life of option (years)	2.5-4.75	2.5-4.75
Risk-free interest rate	.8 - 1.4%	1.2 - 1.4%
Assumed volatility	62 - 70%	62 - 70%
Expected dividend rate	0	0
Expected forfeiture rate	0	0

Time-vested and performance-based stock awards, including stock options and restricted stock, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

A summary of the status of unvested employee stock options as of June 30, 2010 and 2009 and changes during the years then ended, is presented below:
Unvested Stock Option Activity	Number of Options	Weighted- Average Grant Date Fair Value Per Share
Balance at June 30, 2008	284,000	$0.77
Granted	451,410	$0.30
Vested	(323,914)	$0.63
Forfeited	(39,963)	$0.30
Balance at June 30, 2009	371,533	$0.77
Granted	1,471,500	$0.58
Vested	(662,328)	$0.49
Forfeited	(193,205)	$0.29
Balance at June 30, 2010	987,500	$0.62

Total fair value of options granted in fiscal 2010 and 2009 amounted to $853,582 and $331.413 respectively.  At June 30, 2010 there was $397,110 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next 3 years.

During fiscal 2010 the board of directors authorized the immediate vesting of all outstanding options issued to directors.  As a result the Company realized additional stock compensation expense of approximately $72,196 during the year ended June 30, 2010.

During the fourth quarter of fiscal 2010 the Company agreed to compensate its directors with restricted stock units (“RSUs”) rather than cash.  As a result included in accrued compensation and benefits at June 30, 2010 is $182,500 related to these awards. The RSUs are classified as liability awards because the RSUs will be paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company’s stock.

In addition, under the 2007 Plan and in conjunction with a salary reduction plan implemented during 2009, 101,014 restricted shares were granted as payment of compensation, of which vesting was 75% service based and 25% performance based.  During the year ended June 30, 2010, $29,284 (net of $19,500 in forfeitures) was recognized as expense.

NOTE 12 - NON RELATED PARTY WARRANTS

At June 30, 2010 there were outstanding warrants to purchase 1,121,875 shares acquired by certain purchasers of Company shares in March 2010 exercisable at $1.04 per share and which expire in September 2015.

At June 30, 2010 there were outstanding warrants to purchase 358,333 shares acquired by certain purchasers of Company shares in August 2009 exercisable at $1.33 per share and which expire in August 2015.

At June 30, 2010 there were outstanding warrants to purchase 120,023 shares acquired by Empire Financial Group, Ltd. in 2006 exercisable at $3.23 per share and which expire on in September 2011.

At June 30, 2010 there were outstanding warrants to purchase 50,000 shares acquired by Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our United States public offering which are exercisable at $7.20 per share and which expire in June 2012.

At June 30, 2010 there are warrants to purchase 195,800 shares issued and outstanding to Strategic Growth International in connection with capital raising activities in 2006 and 2007, with expiration dates between March 2011 and June 2012 and exercise prices of between $3.75 and $7.20.

The table below summarizes non-related party warrant balances:

Stock Warrants Non-related parties	Number of Warrants	Weighted- Average Exercise Price Per Share
Balance at June 30, 2008	365,823	$4.41
Warrants granted	-
Warrants expired	-
Warants exercised	-
Balance at June 30, 2009	365,823	$4.41
Warrants granted	1,480,208	$1.11
Warrants expired	-
Warants exercised	-
Balance at June 30, 2010	1,846,031	$1.76

NOTE 13 – SECURITIES PURCHASE AGREEMENT

On August 30, 2010 we entered into an amended and restated securities purchase agreement (“Socius Securities Purchase Agreement”) with Socius CG II, Ltd. (“Socius”). Pursuant to the Socius Securities Purchase Agreement we have the right over a term of two years, subject to certain conditions, to require Socius to purchase up to $10 million of redeemable subordinated debentures and/or shares of redeemable Series A preferred stock in one or more tranches.  The debentures bear interest at an annual rate of 10% and the shares of Series A preferred stock accumulate dividends at the same rate.  Both the debentures and the shares of Series A preferred stock are redeemable at our election at any time after the one year anniversary of issuance.  Neither the debentures nor the Series A preferred shares are convertible into common stock.  Shares of Series A preferred stock are not yet authorized.  Upon authorization, any outstanding debentures will be automatically converted into shares of Series A preferred stock.

Under the Socius Securities Purchase Agreement, in connection with each tranche Socius will be obligated to purchase that number of shares of our common stock equal in value to 135% of the amount of the tranche at a per share price equal to the closing bid price of the common stock on the trading day preceding our delivery of the tranche notice (the “Investment Price”).  Socius may pay for the shares it elects to purchase under this investment right at its option, in cash or a secured promissory note.  Any such promissory note will bear interest at 2.0% per year and be secured by securities owned by Socius with a fair market value equal to the principal amount of the promissory note. The entire principal balance and interest on the promissory note is due and payable on the fourth anniversary of the date of the promissory note, and may be applied by us toward the redemption of debentures or shares of Series A preferred stock held by Socius.

Our ability to submit a tranche notice is subject to certain conditions including that: (1) a registration statement covering our sale of shares of common stock to Socius in connection with the tranche is effective and (2) the issuance of such shares would not result in Socius and its affiliates beneficially owning more than 9.99% of our common stock.  As of June 30, 2010 we had not submitted any tranche notices under the Socius Securities Purchase Agreement.

Under the terms of the Purchase Agreement, the Company is obligated to pay Socius a commitment fee in the form of shares of common stock or cash, at the option of the Company. The amount of the commitment fee will be $500,000 if it is paid in cash and $588,235 if it is paid in shares of common stock. Payment of the commitment fee will occur 50% at the time of the first tranche and 50% at the time of the second tranche. If not earlier paid, the commitment fee is payable in full on the six-month anniversary of the effective date of the Securities Purchase Agreement.

See Note 17 Subsequent Events.

NOTE 14 – COMMITMENTS

The Company leases its Australian research and development facility from a non-related Australian company expiring October 31, 2011.  The current rental is $63,261 per annum (A$72,431) and is subject to an annual CPI adjustment.

Rent expense was $48,827 and $53,456 for the year ended June 30, 2010 and 2009.  The future payments required under the terms of the lease are as follows:

For the twelve months ending June 30:
2010	$63,261
2011	21,087
Total	$84,348

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

On October 31, 2009, the Company entered into a Resignation and Indemnification Agreement (the “Indemnification Agreement”) with Robert J. Parry, its outgoing CEO.  As of June 30, 2010 the Company has accrued the entire $225,000 of future severance payments to be paid to Mr. Parry, in connection with his retirement.

NOTE 15 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $119,247 and $76,303 for the years ended June 30, 2010 and 2009.

NOTE 16— INCOME TAXES

The Company did not record a provision for federal, state or foreign income taxes for the years ended June 30, 2010 and 2009.  The Company has not recorded a benefit for deferred tax assets as its realizability is uncertain.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income tax rate as follows:

	2010	2009
Income tax benefit computed at the federal statutory rate	-34%	-34%
Foreign rate differential	4%	4%
Change in valuation allowance	30%	30%
Total	0%	0%

Significant components of the Company's net deferred tax assets as of June 30, 2010 and 2009 were as follows:

	2010	2009
Net operating loss carryforwards	$11,113,835	$8,255,175
Foreign loss carryforwards	1,386,125	971,952
Deferred tax asset valuation allowance	(12,499,960)	(9,227,127)
Total deferred tax assets	$-	$-

As of June 30, 2010, the Company had U.S net operating loss carry forwards of approximately $33,100,000 which begins to expire in 2014 for federal tax purposes. The Company also has gross foreign tax loss carry forwards of approximately $4,600,000 that are available to offset future liabilities for foreign income taxes. Substantially all of the foreign tax losses are carried forward indefinitely, subject to certain limitations.

A valuation allowance has been established for certain future income tax benefits related to income tax loss carry forwards and temporary tax adjustments based on an assessment that it is more likely than not that these benefits will not be realized. During the year ended June 30, 2010 the valuation allowance increased by $3.2 million

NOTE 17 — SUBSEQUENT EVENTS

The Company received $490,000 on the $1.3 million Wisconsin Department of Commerce loan in July 2009.

On September 2, 2010 we delivered the first tranche notice under the Socius Securities Purchase Agreement (See Note 13) pursuant to which Socius will be required to purchase from us $517,168 of debentures.  The closing of the sale of debentures, which is subject to satisfaction of customary closing conditions, is anticipated to occur on September 20, 2010.  In connection with the tranche, (1) Socius purchased 1,163,629 shares of common stock for a total purchase price of $698,177 and at a per share purchase price of $0.60 and (2) we issued to Socius 490,196 shares of common stock in payment of the commitment fee payable by us to Socius in connection with the initial tranche under the securities purchase agreement. Socius paid for the shares of common stock it purchased with a secured promissory note maturing September 2, 2014.

Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit, under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2010.
(c) Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. (d) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                  Other Information

 Not applicable.

PART III

Item 10.                  Directors, Executive Officers and Corporate Governance

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2010 annual meeting of shareholders to be held on November 10, 2010 and is incorporated herein by reference.

Item 11.                  Executive Compensation

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2010 annual meeting of shareholders to be held on November 10, 2010 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2010 annual meeting of shareholders to be held on November 10, 2010 and is incorporated herein by reference.

Item 13.                  Certain Relationships and Related Transactions, and Director Independence

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2010 annual meeting of shareholders to be held on November 10, 2010 and is incorporated herein by reference.

Item 14.                  Principal Accountant Fees and Services

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2010 annual meeting of shareholders to be held on November 10, 2010 and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on September 10, 2010, thereunto duly authorized.

ZBB ENERGY CORPORATION

/s/ Eric C.Apfelbach
Eric C.Apfelbach
Chief Executive Officer
(Principal Executive Officer) and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

	Position	Date

/s/ Eric C. Apfelbach	Chief Executive Officer	September 10, 2010
Eric C. Apfelbach	(Principal executive officer) and Director

/s/ Scott W. Scampini	Chief Financial Officer	September 10, 2010
Scott W. Scampini	(Principal financial officer and Principal accounting officer)

/s/ Paul F. Koeppe	Director	September 10, 2010
Paul F. Koeppe

/s/ Richard A. Abdoo	Director	September 10, 2010
Richard A. Abdoo

/s/ Manfred Birnbaum	Director	September 10, 2010
Manfred Birnbaum

/s/ Richard A. Payne	Director	September 10, 2010
Richard A. Payne

/s/ William Mundell	Director	September 10, 2010
William Mundell

Exhibit Index

Exhibit No.	Description	Incorporated by Reference to
3.1	Articles of Incorporation of ZBB Energy Corporation as amended dated February 16, 1998, as amended	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on October 27, 2006

3.2	Amended and Restated By-laws of ZBB Energy Corporation (as of November 16, 2009)	Incorporated by reference to the Company’s definitive proxy statement filed on September 25, 2009

4.1	Form of Stock Certificate	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form SB-2 filed on April 13, 2007

4.2	Form of Common Stock Purchase Warrant, attached as Exhibit C to Exhibit 10.7 attached hereto	Incorporated by reference to the Company’s Report on Form 8-K filed on August 14, 2009

4.3	Form of Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on March 9, 2010

4.4	Form of Debenture	Incorporated by reference to the Company’s Report on Form 8-K filed on August 31, 2010

4.5	Warrant to Purchase Common Stock Issued to Socius CG II, Ltd. dated August 30, 2010	Incorporated by reference to the Company’s Report on Form 8-K filed on August 31, 2010

10.1	Letter Agreement dated as of July 13, 2006 between ZBB Energy Corporation, 41 Broadway Associates, LLC	Incorporated by reference to the Company’s Amendment No. 2 to Registration Statement on Form SB-2 filed on March 19, 2007

10.2	Contract dated as of June 29, 2007 between ZBB Technologies Ltd and the Commonwealth of Australia	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on September 3, 2010

10.3	Employment agreement dated August 18, 2010 between ZBB Energy Corporation and Scott Scampini	Incorporated by reference to the Company’s Report on Form 8-K filed on August 23, 2010

10.4	2002 Stock Option Plan of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 16, 2008

10.5	2005 Employee Stock Option Scheme of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on October 27, 2006

10.6	2007 Equity Incentive Plan of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 16, 2008

10.7	Form of Subscription Agreement, dated August 13, 2009, entered into between ZBB Energy Corporation and CapStone Investments and each purchaser signatory thereto	Incorporated by reference to the Company’s Report on Form 8-K filed on August 14, 2009

Exhibit No.	Description	Incorporated by Reference to
10.8	Resignation and Indemnification Agreement by and between the Company and Robert J. Parry dated as of October 31, 2009	Incorporated by reference to the Company’s Report on Form 8-K filed on November 4, 2009

10.9	Director Nonstatutory Stock Option Agreement by and between the Company and Paul F. Koeppe dated as of November 2, 2009	Incorporated by reference to the Company’s Report on Form 8-K filed on November 4, 2009

10.10	Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009

10.11	Restrictive Covenant Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009

10.12	Nonstatutory Stock Option Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach (performance-based)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009

10.13	Nonstatutory Stock Option Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach (time-based).	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009

10.14	Agreement dated February 3, 2010 by and between the Company and Steven A. Seeker	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009

10.15	Placement Agent Agreement, dated March 1, 2010, by and between ZBB Energy Corporation and Sutter Securities Incorporated	Incorporated by reference to the Company’s Report on Form 8-K filed on March 09, 2010

10.16	Securities Purchase Agreement, dated March 8, 2010, by and between ZBB Energy Corporation and the purchasers signatory thereto	Incorporated by reference to the Company’s Report on Form 8-K filed on March 09, 2010

10.17	Form Stock Purchase Agreement, dated March 19, 2010	Incorporated by reference to the Company’s Report on Form 8-K filed on March 22, 2010

10.18	Amended and Restated Securities Purchase Agreement by and between ZBB Energy Corporation and Socius CG II, Ltd., dated August 30, 2010	Incorporated by reference to the Company’s Report on Form 8-K filed on August 31, 2010

23	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Incorporated by Reference to
32.1
Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Filed herewith

32.2
Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Filed herewith