Form 10-Q
period 2010-09-30
ZBB ENERGY CORP
filed 2010-11-15
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 11, 2010
Common Stock, $.01 par value per share	19,890,336

ZBB Energy Corporation

Form 10-Q

(*) All of the financial statements contained in this Quarterly Report are unaudited with the exception of the financial information at June 30, 2010, which has been derived from our audited financial statements at that date and should be read in conjunction therewith. Our audited financial statements as of June 30, 2010 and for the year then ended, and the notes thereto, can be found in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on September 10, 2010.

ZBB ENERGY CORPORATION
Condensed Consolidated Balance Sheets

	September 30, 2010 (Unaudited)	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$722,681	$1,235,635
Accounts receivable	7,319	7,553
Inventories	724,246	702,536
Prepaid and other current assets	117,485	149,098
Total current assets	1,571,731	2,094,822
Long-term assets:
Property, plant and equipment, net	3,558,495	3,568,823
Goodwill	803,079	803,079
Total assets	$5,933,305	$6,466,724

Liabilities and Shareholders' Equity (deficiency in assets)
Current liabilities:
Bank loans and notes payable	$370,039	$395,849
Accounts payable	1,082,321	869,179
Accrued expenses	469,350	539,100
Commitment fee payable	294,118	-
Deferred revenues	386,305	325,792
Accrued compensation and benefits	576,792	765,106
Total current liabilities	3,178,925	2,895,026
Long-term liabilities:
Bank loans and notes payable	3,187,506	2,120,421
Debenture notes payable	517,168	-
Total liabilities	6,883,599	5,015,447

Shareholders' equity (deficiency in assets)
Common stock ($0.01 par value); 150,000,000 authorized 16,574,703 and 14,915,389 shares issued	165,748	149,155
Additional paid-in capital	49,920,819	49,770,987
Note receivable - common stock	(514,255)	-
Treasury stock - 13,833 shares	(11,136)	(11,136)
Accumulated other comprehensive (loss)	(1,582,491)	(1,563,052)
Accumulated (deficit)	(48,928,979)	(46,894,677)
Total shareholders' equity (deficiency in assets)	(950,294)	1,451,277
Total liabilities and shareholders' equity (deficiency in assets)	$5,933,305	$6,466,724

See accompanying notes to condensed consolidated financial statements

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,
	2010	2009
Revenues
Product sales and revenues	$-	$666,726
Engineering and development revenues	-	145,187
Total Revenues	-	811,913

Costs and Expenses
Cost of product sales	-	646,102
Cost of engineering and development revenues	-	294,455
Advanced engineering and development	839,273	324,707
Selling, general, and administrative	1,078,729	873,367
Depreciation	86,083	124,217
Total Costs and Expenses	2,004,085	2,262,848

Loss from Operations	(2,004,085)	(1,450,935)

Other (Expense) Income
Interest income	1,790	26,496
Interest expense	(32,007)	(32,032)
Other expense	-	(19,760)
Total Other (Expense) Income	(30,217)	(25,296)

Loss before provision for Income Taxes	(2,034,302)	(1,476,231)

Provision for Income Taxes	-	-
Net Loss	$(2,034,302)	$(1,476,231)

Net Loss per share-
Basic and diluted	$(0.13)	$(0.13)

Weighted average shares-basic and diluted:
Basic	15,410,384	11,514,131
Diluted	15,410,384	11,514,131

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)

	Number of Shares	Common Stock	Additional Paid- in Capital	Treasury Stock	Note Receivable - Common Stock	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Shareholders' Equity (deficiency in assets)	Comprehensive Loss

Balance: July 1, 2009	10,618,297	$106,183	$45,549,079	$-	$-	$(1,601,576)	$(37,287,851)	$6,765,835

Issuance of common stock, net of costs and underwriting fees	4,035,417	40,355	3,661,495					3,701,850
Equity offering costs			(244,409)					(244,409)
Sdtock-based compensation			527,439					527,439
Settlement of stock purchase agreement	(28,750)	(287)	287
Retired restricted stock	(46,921)	(469)	469
Issuance of restricted common stock offering	337,346	3,373	276,627					280,000
Purchase of treasury stock				(11,136)				(11,136)
Net loss							(9,606,826)	(9,606,826)	$(9,606,826)
Net translation adjustment						38,524		38,524	38,524
Balance: June 30, 2010	14,915,389	149,155	49,770,987	(11,136)	-	(1,563,052)	(46,894,677)	1,451,277	(9,568,302)

Issuance of common stock, net of costs and underwriting fees	1,163,628	11,636	502,619		(514,255)
Issuance of commitment fee shares	490,196	4,902	289,216					294,118
Equity issuance costs			(745,546)					(745,546)
Stock-based compensation			103,598					103,598
Other	5,490	55	(55)
Net loss							(2,034,302)	(2,034,302)	(2,034,302)
Net translation adjustment						(19,439)		(19,439)	(19,439)
Balance: September 30, 2010	16,574,703	$165,748	$49,920,819	$(11,136)	$(514,255)	$(1,582,491)	$(48,928,979)	$(950,294)	$(2,053,741)

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Three months ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(2,034,302)	$(1,476,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	86,083	124,217
Stock-based compensation	103,598	54,894
(Increase) decrease in operating assets:
Accounts receivable	234	561,066
Inventories	(100,710)	376,983
Prepaids and other current assets	31,613	57,211
Other receivables-interest	-	19,746
Increase (decrease) in operating liabilities:
Accounts payable	213,142	(108,365)
Accrued compensation and benefits	(188,314)	68,588
Accrued expenses	(16,390)	45,145
Deferred revenues	60,513	(686,795)
Net cash used in operating activities	(1,844,533)	(963,541)
Cash flows from investing activities
Capital expenditures	(75,755)	-
Bank certificate of deposit	-	1,000,000
Net cash (used in) provided by investing activities	(75,755)	1,000,000
Cash flows from financing activities
Proceeds from bank loans and notes payable	1,156,128	156,000
Repayments of bank loans and notes payable	(114,853)	(114,168)
Proceeds from issuance of debenture notes payable	517,168	-
Issuance of common stock net of costs and underwriting fees	-	1,875,276
Equity issuance costs	(157,311)	0
Net cash provided by financing activities	1,401,132	1,917,108
Effect of exchange rate changes on cash and cash equivalents	6,202	9,511
Net (decrease) increase in cash and cash equivalents	(512,954)	1,963,078
Cash and cash equivalents - beginning of period	1,235,635	2,970,009

Cash and cash equivalents - end of period	$722,681	$4,933,087

Cash paid for interest	$32,007	$32,032

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for discounted note receivable	$514,255	-
Issuance of common stock as consideration for equity issuance costs	$294,117	-

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2010

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

•	Storage of renewable wind and solar energy production in both grid connected and grid independent environments.

•	Power quality to alleviate “downtime” caused by voltage sags, voltage swells, frequency fluctuations, and combined with uninterruptible power supply (“UPS”) to eliminate power outages.

The condensed consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, ZBB Technologies, Inc. which operates a manufacturing facility in Menomonee Falls, Wisconsin, and ZBB Technologies, Ltd. which has its advanced engineering and development facility in Perth, Australia.

NOTE 2 – GOING CONCERN

The consolidated financial statements as of September 30, 2010 and for the three months then ended have been prepared on the basis of a going concern which contemplates that ZBB Energy Corporation and subsidiaries will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $2,034,302 for the three months ended September 30, 2010 and as of September 30, 2010 has an accumulated deficit of $48,928,979 and a shareholders’ deficiency in assets of $950,294. The ability of the Company to meet its total liabilities of $7,052,599 and to continue as a going concern is dependent upon the availability of future funding and achieving profitability.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company believes, with the financing vehicles now in place and with other potential financing sources, that it will be able to raise the capital necessary to fund operations through fiscal year 2011.  The Company’s sources of capital in the year ending June 30, 2011 include the raising of up to $10 million from Socius CG II, Ltd., as described in Note 9 and $1.3 million under the Wisconsin Department of Commerce loan, as described in Note 6. However, these facilities place certain restrictions on our ability to draw on them.  For example, our ability to submit a tranche notice under the Socius Agreement is subject to certain conditions including that: (1) a registration statement covering our sale of shares of common stock to Socius in connection with the tranche is effective and (2) the issuance of such shares would not result in Socius and its affiliates beneficially owning more than 9.99% of our common stock.  These limitations have been carefully considered by the Company and notwithstanding such limitations management believes it will be able to successfully utilize them.  However, there can be no assurances that unforeseen circumstances will not jeopardize the Company’s ability to draw on these financing vehicles.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Data

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three month period ended September 30, 2010 are not necessarily indicative of the results that might be expected for the year ending June 30, 2011.

The condensed consolidated balance sheet at June 30, 2010 has been derived from audited financial statements at that date, but do not include all of the information and disclosures required by GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended June 30, 2010.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Foreign Currency

The Company uses the United States dollar as its functional and reporting currency, while the Australian dollar is the functional currency of one of its foreign subsidiaries. Assets and liabilities of the Company’s foreign subsidiary are translated into United States dollars at exchange rates that are in effect at the balance sheet date while equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which were applicable during the reporting period. Translation adjustments are accumulated in Accumulated Other Comprehensive Loss as a separate component of Shareholders’ Equity (Deficiency in Assets) in the consolidated balance sheets. No gain or loss on translation is included in the net loss.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include those related to:

•	the timing of revenue recognition;
•	the allowance for doubtful accounts;
•	valuations of excess and obsolete inventory;
•	the lives and recoverability of equipment and other long-lived assets such as goodwill;
•	restructuring, reorganization, relocation and severance costs;
•	warranty liabilities;
•	tax valuation allowances; and
•	stock-based compensation.

Income Taxes

The Company records deferred income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of September 30, 2010.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. The Company’s management has reviewed the Company’s tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities as of September 30, 2010 and June 30, 2010.

The Company’s U.S. Federal, Wisconsin, and Australian income tax returns for the years ended June 30, 2005 through June 30, 2010 are subject to examination by major taxing authorities.

Property, Plant and Equipment

Land, building, equipment, computers and furniture and fixtures are recorded at cost.  Maintenance, repairs and betterments are charged to expense.

Depreciation

Depreciation is provided for all plant and equipment on a straight line basis over estimated useful lives of the assets.  The depreciation rate used for each class of depreciable asset is:

Estimated Useful Lives
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

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed to the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there are no long-lived assets impaired as of September 30, 2010 and June 30, 2010.

Goodwill

Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized but reviewed for impairment annually as of June 30, 2010 or more frequently if events or changes in circumstances indicate that its carrying value may be impaired.  These conditions could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.

Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  Based on this method, the Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of September 30, 2010 and June 30, 2010.

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

Total revenues of $0 and $811,913 were recognized for the three months ended September 30, 2010 and 2009, respectively, and were comprised of two significant customers in 2009 (94% of total revenues).

Advanced Engineering and Development Expenses

The Company expenses advanced engineering and development costs as incurred. These costs consist primarily of labor, overhead, and materials to build prototype units, materials for testing, develop manufacturing processes and include consulting fees and other costs.

To the extent these costs are separately identifiable, incurred and funded by advanced engineering and development type agreements with outside parties; they will be shown separately on the consolidated statements of operations as a “cost of engineering and development revenues”.

Engineering and Development Revenues

On June 29, 2007, ZBB Technologies Ltd (“ZBB Technologies”), an Australian subsidiary of the Company, and the Commonwealth of Australia (the “Commonwealth”) represented by and acting through the Department of Environment and Water Resources (the “Department”), entered into an agreement for project funding under the Advanced Electricity Storage Technologies (“AEST”) program (the “Agreement”) whereby the Department agreed to provide funding to ZBB Technologies for the development of an energy storage system that will be used to demonstrate the storage and supply of renewable energy generated from photovoltaic solar panels and wind turbines already operational at the Commonwealth Scientific and Industrial Research Organization’s (“CSIRO”) Newcastle Energy Centre in New South Wales, Australia.

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

The AEST project has total budgeted expenditure for operating and capital items of approximately $4.7 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.3 million (A$2.8 million) is the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities. The Australian Government is providing the project funding of approximately $2.6 million (A$3.1 million) to be paid in accordance with the completion of contracted project milestones and subject to the Company’s compliance with project reporting requirements and demonstrating that the funds already provided to it have been fully spent or will be fully spent in the near future.  Management of the Company believes it has fulfilled its required contributions to the project in cash and in-kind contributions as of September 30, 2010.  As of September 30, 2010, the Company has received $2,414,677 in total payments from the Australian Government for milestones achieved to date. The Company expects to receive the final payment of approximately $150,000 from AEST during the three months ending December 31, 2010, pending approval from the Australian government.

Included in Engineering and Development revenues and costs of Engineering and development revenues were $294,455 for the three months ended September 30, 2009, related to the AEST contract.  There are no additional costs for the Company to incur subsequent to June 30, 2010.

At September 30, 2010 and 2009, the Company had no unbilled amounts from engineering and development contracts. The Company had customer payments from engineering and development contract revenue, representing deposits in advance of performance of the allowable work, in the amount of $0 and $205,275 as of September 30, 2010 and 2009, respectively.  These amounts are included in deferred revenues on the condensed consolidated balance sheets.

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

During the three months ended December 31, 2009, battery stack manufacturing issues were discovered as result of an internal test failure.  As a result, the Company has implemented several manufacturing process changes to eliminate the potential for future failures and will adjust its warranty reserves accordingly.  We will adjust our warranty rates in future periods as these processes are implemented and tested.

Management also reviews the status of all active contracts to determine if there are any conditions due to warranty, costs to complete, and other commitments to completing the contract.  If indications are an adverse net financial outcome is likely, a provision is made for the total loss anticipated.

As of September 30, 2010 and June 30, 2010, included in the Company’s accrued expenses were approximately $440,000 and $520,000, respectively, in warranty reserves.

Loss per Share

The Company follows the FASB ASC topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC topic 260, any anti-dilutive effects on net income (loss) per share are excluded (as of the three months ended September 30, 2010 and 2009 there were 4,104,823 and 2,448,510, respectively, of underlying options and warrants that are excluded).

Stock-Based Compensation

The Company measures all “Share-Based Payments", including grants of stock options and restricted shares, to be recognized in its consolidated statement of operations based on their fair values on the grant date, consistent with FASB ASC topic 718, “Stock Compensation,” guidelines.

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

The Company only recognizes expense to its statements of operations for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards. See Note 7 below.

The Company has agreed to compensate its directors with restricted stock units (“RSUs”) rather than cash.  The RSUs are classified as liability awards because the RSUs will be paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company’s stock.

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with the FASB ASC topic 220 “Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net currency translation adjustments applicable for the three months ended September 30, 2010 and 2009 and is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

Concentrations of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and U.S. treasury investments, and bank certificates of deposit, and accounts receivable.

The Company maintains significant cash deposits primarily with three or four financial institutions, which at times may exceed federally insured limits. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit rating of these institutions as part of its investment strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to accelerated payment terms in current customer contracts and creditworthiness of the current customer base. At September 30, 2010, primarily all of the Company’s receivables pertain to one customer. During the three months ended September 30, 2009 revenues were concentrated among two customers.

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of bank loans and debenture notes payable approximate fair value based on their terms which reflect market conditions existing as of September 30, 2010.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), and ASU 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU 2009-14”). ASU 2009-13 amends the revenue guidance under Subtopic 605-25, “Multiple Element Arrangements,” and addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how arrangement consideration shall be measured and allocated to the separate units of accounting in the arrangement. ASU 2009-14 excludes tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of Subtopic 985-605, “Revenue Recognition.” ASU 2009-13 and ASU 2009-14 are effective for fiscal periods beginning on or after June 15, 2010, which for the Company is the first quarter of fiscal 2011. The adoption of ASU 2009-13 and ASU 2009-14 had no impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. The Company adopted ASU 2010-17 during the three months ended September 30, 2010.  The adoption had no impact on the Company’s consolidated financial statements.

NOTE 4 - INVENTORIES

Inventory balances are comprised of the following amounts as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Raw materials	$415,709	$417,456
Work in progress	308,537	285,080
Total	$724,246	$702,536

NOTE 5– PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment balances are comprised of the following amounts as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Office equipment	$129,282	$119,779
Manufacturing equipment	3,685,491	3,591,508
Building and improvements	1,996,134	1,996,134
Land	217,000	217,000
	6,027,907	5,924,421
Less, accumulated depreciation	(2,469,412)	(2,355,598)
Net Property, Plant & Equipment	$3,558,495	$3,568,823

NOTE 6 – BANK LOANS AND NOTES PAYABLE

The Company's debt consisted of the following as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
Bank loans-current	$370,039	$395,849
Bank loans-long term	3,187,506	2,120,421
Total	$3,557,545	$2,516,270

On April 7, 2010 the Company entered a loan agreement for $1.3 million with the Wisconsin Department of Commerce. Payments of principal and interest under this loan are deferred until May 31, 2012. The interest rate is 2%. Payments of $22,800 per month are required starting June 1, 2012 with a final payment due on May 1, 2017. The loan is secured by equipment purchased with loan proceeds and with a General Business Security Agreement on all assets of the Company. The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement. This loan commitment expires October 31, 2010. Principal balance is $1,156,128 at September 30, 2010.

On July 1, 2009 the Company entered into a loan agreement to finance new production equipment.  The $156,000 bank note is secured by specific equipment, requiring monthly payments of $4,736 of principal and interest; rate equal to 5.99% per annum; maturity date of December 1, 2013. Principal balance is $94,493 at September 30, 2010.

On May 14, 2008 the Company entered into two loan agreements to refinance its building and land in Menomonee Falls, Wisconsin:

The first loan requires a fixed monthly payment of principal and interest at a rate of ..25% below the prime rate, subject to a prime rate floor of 5.25%, with any principal balance due at maturity on June 1, 2018 and secured by the building and land.  Principal balance is $794,929 at September 30, 2010.

The second loan is a secured promissory note guaranteed by the U.S. Small Business Administration, requiring monthly payments of principal and interest at a rate of 5.5% until May 1, 2028.   Principal balance is $814,857 at September 30, 2010.

On November 28, 2008 the Company entered into a loan agreement to finance new production equipment.  The $1,070,000 bank note is secured by specific equipment, requiring monthly payments of $21,000 of principal and interest; rate equal to the prime rate; maturity date of July 1, 2012. Principal balance is $678,307 at September 30, 2010.

On January 22, 2007 the Company refinanced its equipment loan.  The new loan term requires monthly principal payments and interest at a rate equal to the prime rate, maturity date of February 1, 2011.  The loan is secured by a first lien on all business personal property.  Principal balance is $18,831 at September 30, 2010.

Maximum aggregate annual principal payments for years subsequent to September 30, 2010 are as follows:

2012	437,421
2013	546,284
2014	342,618
2016 and thereafter	1,509,197
$3,557,545

The loan agreements with the bank require the Company to maintain a minimum amount of tangible net worth and meet certain operating ratios.  The Company was not in compliance with such covenants as of September 30, 2010, for which a waiver was obtained from the bank on November 9, 2010 which waived the covenants through June 29, 2011.

NOTE 7 – EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

For the three months ended September 30, 2010 and 2009, the Company’s results of operations include compensation expense for stock options granted and restricted shares vested under its equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $103,598 and $54,894, based on the grant date fair value of all options vested during the three months ended September 30, 2010 and 2009 respectively.

In 2002 the Company established the 2002 Stock Option Plan (“SOP”) whereby a stock option committee was given the discretion to grant up to 579,107 options to purchase shares to key employees of the Company at exercise prices and dates to be determined by the directors.  During the year ended June 30, 2010, 150,000 options to purchase shares were granted to employees exercisable at prices from $0.49 to $0.75 based on vesting terms of April 2011 through June 2013, and exercisable through June 2018, options for 87,907 shares expired, and options for 75,000 shares were cancelled.  During the three month period ended September 30, 2010 there were 100,000 options cancelled.  No options to purchase shares were to employees during the three month period ended September 30, 2010. At September 30, 2010 there were 375,000 options outstanding with exercise prices from $0.49 to $3.59 and exercise dates up to June 2018.  A further 204,107 options are available to be issued under the SOP.

During 2005 the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorizes the board of directors or a committee thereof, to grant options to employees and directors of the Company or any affiliate of the Company. The maximum number of options that may be granted in aggregate at any time under this option scheme or under any other employee option or share plan is the number equivalent to 5% of the total number of issued shares of the Company including all shares in underlying options under the Company’s stock option and incentive plans. Options issued expire five years after the vesting date. No options were issued or exercised during year ended June 30, 2010 and the three months ended September 30, 2010.  During the year ended June 30, 2010, 200,000 options were cancelled.  At September 30, 2010, options to purchase 50,000 shares with an exercise price of $3.82 and an expiration date of June 2012 are outstanding.  A further 405,838 options are available to be issued under the 2005 Plan.

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorizes the board of directors or a committee thereof, to grant options to purchase up to a maximum of 1,500,000 shares to employees and directors of the Company at exercise prices to be determined by the administrator but not less than 100% (110% for a 10% shareholder) of the market value on the date granted.  During the year ended June 30, 2010 options to purchase 821,500 shares were granted to employees and directors exercisable at prices from $0.95 to $1.39 based on vesting terms of September 2010 through April 2013 and exercisable at various dates through April 2018.  During the three months ended September 30, 2010, 60,000 options were granted to employees and 18,200 options were cancelled.  Options to purchase an additional 166,208 shares are available to be issued under the 2007 plan.

The Compensation Committee of the Company’s Board of Directors awarded two inducement option grants to the Company’s new CEO in January 2010.  The first grant is an option to purchase 400,000 shares of ZBB common stock which vests as to one-third of the shares on January 7, 2011 and as to the balance in 24 monthly installments beginning on January 31, 2011 and ending on December 31, 2012.  This option vests in full upon a “change of control.” The second grant is an option to purchase 100,000 shares of ZBB common stock which vests in two equal installments based on the achievement of certain performance targets as of June 30, 2010 and December 31, 2010.  The June 30, 2010 performance targets have been met and management expects the December 31, 2010 performance targets to be met.  Both options have an exercise price of $1.33 per share which was equal to the closing price of ZBB’s common stock on January 7, 2010 and are not exercisable as to any portion of the option after the fifth anniversary of the date on which that portion vests.  The options are subject to other terms and conditions specified in the related option agreements.

In aggregate for all plans, at September 30, 2010, the Company has a total of 2,258,792 options outstanding and 776,153 options available for future grant under the SOP, 2005 and the 2007 Plans.

Information with respect to stock option activity under the employee and director plans is as follows:
Stock Option Activity	Number of Options	Weighted- Average Exercise Price Per Share
Balance at June 30, 2009	1,424,354	$3.24
Options granted	1,471,500	1.22
Options forfeited	(578,862)	3.49
Options exercised	-
Balance at June 30, 2010	2,316,992	1.92
Options granted	60,000	0.63
Options forfeited	(118,200)	3.25
Options exercised	-
Balance at September 30, 2010	2,258,792	$1.82

The following table summarizes information relating to the stock options outstanding at September 30, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.49 to $1.69	1,708,792	6.3	$1.24	711,292	$1.36
$3.59 to $3.82	550,000	3.5	$3.61	500,000	$3.61
Balance at September 30, 2010	2,258,792		$1.82	1,211,292	$2.29

During the three months ended September 30, 2010 options to purchase 60,000 shares were granted to employees exercisable at prices from $0.60 to $0.64 per share based on various service based vesting terms from August 2011 through August 2013 and exercisable at various dates through August 2018.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30 using the Black-Scholes option-pricing model:

	2010	2009
Expected life of option (years)	2.5-4.75	2.5-4.75
Risk-free interest rate	.64 - 1.4%	1.2 - 1.4%
Assumed volatility	62 - 108%	62 - 70%
Expected dividend rate	0	0
Expected forfeiture rate	0	0

Time-vested and performance-based stock awards, including stock options and restricted stock, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

A summary of the status of unvested employee stock options as of September 30, 2010 and June 30, 2009 and changes during the three months and year then ended, is presented below:
Unvested Stock Option Activity	Number of Options	Weighted- Average Grant Date Fair Value Per Share
Balance at June 30, 2009	371,533	$0.77
Granted	1,471,500	0.58
Vested	(662,328)	0.49
Forfeited	(193,205)	0.29
Balance at June 30, 2010	987,500	0.62
Granted	60,000	0.39
Vested	-	-
Forfeited	(118,200)	0.69
Balance at September 30, 2010	929,300	$0.61

Total fair value of options granted in the three months ended September 30, 2010 and 2009 was $22,305 and $151,420, respectively.  At September 30, 2010 there was $316,927 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next 3 years.

During the fourth quarter of fiscal 2010 the Company agreed to compensate its directors with restricted stock units (“RSUs”) rather than cash.  As a result included in accrued compensation and benefits at September 30, 2010 is $182,500 related to these awards. The RSUs are classified as liability awards because the RSUs will be paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company’s common stock.

NOTE 8 - NON RELATED PARTY WARRANTS

At September 30, 2010 there were outstanding warrants to purchase 1,121,875 shares acquired by certain purchasers of Company shares in March 2010 exercisable at $1.04 per share and which expire in September 2015.

At September 30, 2010 there were outstanding warrants to purchase 358,333 shares acquired by certain purchasers of Company shares in August 2009 exercisable at $1.33 per share and which expire in August 2015.

At September 30, 2010 there were outstanding warrants to purchase 120,023 shares acquired by Empire Financial Group, Ltd. in 2006 exercisable at $3.23 per share and which expire on in September 2011.

At September 30, 2010 there were outstanding warrants to purchase 50,000 shares acquired by Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our United States public offering which are exercisable at $7.20 per share and which expire in September 2012.

At September 30, 2010 there are warrants to purchase 195,800 shares issued and outstanding to Strategic Growth International in connection with capital raising activities in 2006 and 2007, with expiration dates between March 2011 and September 2012 and with exercise prices of between $3.75 and $7.20.

The table below summarizes non-related party warrant balances:

Stock Warrants Non-related parties	Number of Warrants	Weighted- Average Exercise Price Per Share
Balance at June 30, 2009	365,823	$4.41
Warrants granted	1,480,208	$1.11
Warrants expired	-
Warants exercised	-
Balance at June 30, 2010	1,846,031	$1.76
Warrants granted	-
Warrants expired	-
Warants exercised	-
Balance at September 30, 2010	1,846,031	$1.76

NOTE 9 – SECURITIES PURCHASE AGREEMENT and DEBENTURE NOTES RECEIVABLE AND PAYABLE

On August 30, 2010, the Company entered into an amended and restated securities purchase agreement (“Socius Securities Purchase Agreement”) with Socius CG II, Ltd. (“Socius”). Pursuant to the Socius Securities Purchase Agreement we have the right over a term of two years, subject to certain conditions, to require Socius to purchase up to $10 million of redeemable subordinated debentures and/or shares of redeemable Series A preferred stock in one or more tranches. The debentures bear interest at an annual rate of 10% and the shares of Series A preferred stock accumulate dividends at the same rate. Both the debentures and the shares of Series A preferred stock are redeemable at our election at any time after the one year anniversary of issuance. Neither the debentures nor the Series A preferred shares are convertible into common stock. Shares of Series A preferred stock were subsequently authorized on November 10, 2010 (see Note 12). Upon authorization, the outstanding debentures were automatically converted into shares of Series A preferred stock.

Under the Socius Securities Purchase Agreement, in connection with each tranche Socius will be obligated to purchase that number of shares of our common stock equal in value to 135% of the amount of the tranche at a per share price equal to the closing bid price of the common stock on the trading day preceding our delivery of the tranche notice (the “Investment Price”).  Socius may pay for the shares it elects to purchase under this investment right at its option, in cash or a secured promissory note.  Any such promissory note will bear interest at 2.0% per year and be secured by securities owned by Socius with a fair market value equal to the principal amount of the promissory note. The entire principal balance and interest on the promissory note is due and payable on the later of the fourth anniversary of the date of the promissory note or when we have redeemed all debentures issued by us to Socius under the Socius Securities Purchase Agreement, and may be applied by us toward the redemption of debentures or shares of Series A preferred stock held by Socius.

Our ability to submit a tranche notice is subject to certain conditions including that: (1) a registration statement covering our sale of shares of common stock to Socius in connection with the tranche is effective and (2) the issuance of such shares would not result in Socius and its affiliates beneficially owning more than 9.99% of our common stock.

Under the terms of the Socius Securities Purchase Agreement, the Company is obligated to pay Socius a commitment fee in the form of shares of common stock or cash, at the option of the Company. The amount of the commitment fee was $500,000 if it is paid in cash and $588,235 if it is paid in shares of common stock. Payment of the commitment fee will occur 50% at the time of the first tranche and 50% at the time of the second tranche. If not earlier paid, the commitment fee is payable in full on the six-month anniversary of the effective date of the Socius Securities Purchase Agreement.

On September 2, 2010 the Company delivered the first tranche notice under the Socius Securities Purchase Agreement pursuant to which Socius purchased from us $517,168 of debentures.  The closing of the sale of debentures occurred on September 20, 2010.  In connection with the tranche, (1) Socius purchased 1,163,629 shares of common stock for a total purchase price of $698,177 and at a per share purchase price of $0.60 and (2) we issued to Socius 490,196 shares of common stock in payment of the commitment fee payable by us to Socius in connection with the initial tranche under the securities purchase agreement. As consideration for the common stock it purchased, Socius issued a secured promissory note maturing, the later of September 2, 2014 or when all debenture notes payable or Series A preferred shares are redeemed.  Management expects to redeem the Preferred Shares on September 2, 2014.  The promissory note is recorded at a discount of $183,922 determined by discounting the promissory note at a rate of 10%.  The promissory note is reported in the stockholders equity section of the Company’s September 30, 2010 balance sheet because the promissory note was received in exchange for the issuance of common stock.

There is an additional commitment fee of $294,218 due to Socius under the Socius Securities Purchase Agreement as of September 30, 2010.

NOTE 10 – COMMITMENTS

The Company leases its Australian research and development facility from a non-related Australian company expiring October 31, 2011.  The current rental is $72,170 per annum (A$72,431) and is subject to an annual CPI adjustment. Rent expense was $20,592 and $15,188 for the three months ended September 30, 2010 and 2009, respectively.  The future payments required under the terms of the lease are as follows:

Fiscal Year 2011	$72,170
Fiscal Year 2012	6,014
Total	$78,184

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

NOTE 11 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $9,855 and $22,695 for the three months ended September 30, 2010 and 2009, respectively.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the end of the period covered by this Quarterly Report on Form 10-Q, on October 12, 2010, the Company entered into Stock Purchase Agreements with certain investors providing for the sale of a total of 3,329,466 shares of the Company’s common stock for an aggregate purchase price of $1,435,000 at a price per share of $0.431 which was the closing price of the Company’s common stock on October 12, 2010.  $425,000 of these shares were purchased by members of the Company’s board of directors.  2,111,369 of these shares were offered by the Company pursuant to it universal shelf registration statement on Form S-3.  The balance of the shares were sold in a private placement transaction.  The net proceeds to ZBB, after deducting $20,000 of offering expenses, were $1,415,000.  Proceeds are to be used for general corporate purposes.

At the annual of meeting of shareholder held on November 10, 2010, the Company’s shareholders approved the Company’s 2010 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”) and approved an amendment to the Company’s Articles of Incorporation to authorize a class of undesignated preferred stock.

The Omnibus Plan authorizes the board of directors or a committee thereof, to grant the following types of equity awards under the Omnibus Plan:  Incentive Stock Options (“ISOs”), Non-qualified Stock Options (“NSOs”), Stock Appreciation Rights (“SARs”), Restricted Stock, Restricted Stock Units (“RSUs”), cash- or stock-based Performance awards (as defined in the Omnibus Plan) and other stock-based awards. The number of shares of our common stock reserved for issuance under the Omnibus Plan is 4,000,000 shares.

On November 10, 2010, in accordance with the Company’s Director Compensation Policy a total of 511,143 RSUs were granted to the Company’s directors in payment of directors fees through November 2011, a total of 574,242 RSUs previously issued to the Company’s directors pursuant to the Company’s Director Compensation Plan and which provided for share settlement were converted to stock settled RSUs, and 75,000 RSUs were granted to the Company’s President.

The amendment to the Company’s Articles of Incorporation authorized a class of undesignated preferred stock and  gives the Board “blank check” preferred stock authority (the “Amendment”).  The term “blank check” preferred stock refers to undesignated preferred stock for which the Board of Directors has discretion to designate one or more series of the preferred stock, with the powers, preferences and rights of each series to be fixed by the Board in their discretion from time to time in the future.  The Amendment authorizes a class of undesignated preferred stock with a par value of $0.01 and grants our Board of Directors the authority to issue up to 10,000,000 shares of preferred stock with such powers, preferences and rights as our Board of Directors may fix and determine.

On November 10, 2010, the Company’s board of directors approved a certificate of designation of preferences, rights and limitations (the “Certificate of Designations”) to authorize shares of Series A preferred stock in accordance with the terms of the Amended and Restated Securities Purchase Agreement dated August 31, 2010 between the Company and Socius CG II, Ltd. (the “Socius Securities Purchase Agreement”).  Upon the authorization of Series A preferred stock and in accordance with the terms of the Socius Securities Purchase Agreement, the $517,168 of outstanding debentures issued by the Company to Socius CG II, Ltd. on September 2, 2010 were converted into shares of Series A preferred stock.  In addition, in accordance with the Socius Securities Purchase Agreement, any future tranches under the Socius Securities Purchase Agreement will involve shares of Series A preferred stock instead of debentures.

On November 12, 2010 the Company delivered the second tranche notice under the Socius Securities Purchase Agreement (see Note 9) pursuant to which Socius will be required to purchase from us $490,000 of Series A preferred stock.  The closing of the sale of preferred stock is expected to occur on November 29, 2010.  In connection with the tranche, (1) Socius is expected to purchase 906,165 shares of common stock for a total purchase price of $661,500 and at a per share purchase price of $0.73 and (2) we expect to issue to Socius 402,901 shares of common stock in payment of the commitment fee payable by us to Socius in connection with the second tranche under the securities purchase agreement. As consideration for the Common Stock Socius is expected to purchase, it is anticipated that Socius will issue a secured promissory note maturing, the later of November 12, 2014 or when Series A preferred shares are expected to be redeemed by the Company.

ZBB ENERGY CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed by us with the SEC on September 10, 2010.

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q and the Company’s annual report filed on form 10-K for the fiscal year ended June 30, 2010. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.

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

•	Currency translation and transaction risk may adversely affect our business, financial condition and results of operations.
•	The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.
•	We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.
•	If our common stock is de-listed from the NYSE AMEX, the common stock will become less liquid.
•	We have never paid cash dividends and do not intend to do so.

New Accounting Pronouncements

None

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

We believe that the following are our most critical accounting estimates and assumptions the Company must make in the preparation of its consolidated financial statements and related disclosures:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include those related to:

•	the timing of revenue recognition;
•	the allowance for doubtful accounts;
•	valuations of excess and obsolete inventory;
•	the lives and recoverability of equipment and other long-lived assets such as goodwill;
•	restructuring, reorganization, relocation and severance costs;
•	warranty liabilities;
•	tax valuation allowances; and
•	stock-based compensation.

Income Taxes

The Company records deferred income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of September 30, 2010.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. The Company’s management has reviewed the Company’s tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities as of September 30, 2010 and June 30, 2010.

The Company’s U.S. Federal, Wisconsin, and Australian income tax returns for the years ended June 30, 2005 through June 30, 2010 are subject to examination by major taxing authorities.

Property, Plant and Equipment

Land, building, equipment, computers and furniture and fixtures are recorded at cost.  Maintenance, repairs and betterments are charged to expense.

Depreciation

Depreciation is provided for all plant and equipment on a straight line basis over estimated useful lives of the assets.  The depreciation rate used for each class of depreciable asset is:

Estimated Useful Lives
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

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed to the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there are no long-lived assets impaired as of September 30, 2010 and June 30, 2010.

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

Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  Based on this method, the Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of September 30, 2010 and June 30, 2010.

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

To the extent these costs are separately identifiable, incurred and funded by advanced engineering and development type agreements with outside parties; they will be shown separately on the consolidated statements of operations as a “cost of engineering and development revenues”.

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

During the three months ended December 31, 2009, battery stack manufacturing issues were discovered as result of an internal test failure.  As a result, the Company has implemented several manufacturing process changes to eliminate the potential for future failures and will adjust its warranty reserves accordingly.  We will adjust our warranty rates in future periods as these processes are implemented and tested.

Management also reviews the status of all active contracts to determine if there are any conditions due to warranty, costs to complete, and other commitments to completing the contract.  If indications are an adverse net financial outcome is likely, a provision is made for the total loss anticipated.

Loss per Share

The Company follows the FASB ASC topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC topic 260, any anti-dilutive effects on net income (loss) per share are excluded (as of the three months ended September 30, 2010 and 2009 there were 4,104,823 and 2,448,510, respectively, of underlying options and warrants that are excluded).

Stock-Based Compensation

The Company measures all “Share-Based Payments", including grants of stock options and restricted shares, to be recognized in its consolidated statement of operations based on their fair values on the grant date, consistent with FASB ASC topic 718, “Stock Compensation,” guidelines.

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

The Company only recognizes expense to its statements of operations for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards. See Note 7 below.

The Company has agreed to compensate its directors with restricted stock units (“RSUs”) rather than cash.  The RSUs are classified as liability awards because the RSUs will be paid in cash upon vesting. The RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company’s stock.

Results of Operations

Three months ended September 30, 2010 compared with the three months ended September 30, 2009:

Revenue and Other income:

Our revenues for the three months ended September 30, 2010 and 2009 were $0 and $811,913. This was the result of a decrease in revenues of $666,726 from commercial product sales and revenues, and a $145,187 decrease in engineering and development revenues as compared to the three months ended September 30, 2009. The decrease in commercial product sales and revenues is primarily the result of the need for PECC inverter certification to UL standard 1741 for certain orders, which is expected in early calendar year 2011, and some temporary installation issues with an order shipped during the quarter. The decrease in engineering and development revenues for this quarter is due to the Company completing all final accounting and the final research report to complete the entire Advanced Electricity Storage Technologies project ("AEST") with the Commonwealth of Australia. Final submission of the required financial information to the Commonwealth of Australia is expected to be completed in November 2010. The Company anticipates it will receive additional revenues from the Commonwealth of Australia in fiscal 2011 of approximately $181,000, upon acceptance by the Commonwealth of Australia.

Other income for the three months ended September 30, 2010 reflects a decrease in interest income of $24,706 compared to the three months ended September 30, 2009, due primarily to decreasing investment balances and lower interest rates on invested funds.

Cost and Expenses and Other Expense:

Total costs and expenses for the three months ended September 30, 2010 and 2009 were $2,004,085 and $2,262,848, respectively. This decrease of $258,763 in the three months ended September 30, 2010 was primarily due to the following:

•
decreased costs of product sales of $646,102 because products that shipped in the quarter ended September 30, 2010 were not fully commissioned and accepted by the customer and a decrease in cost of engineering and development revenues of $294,455 due to a decrease in activities required under the AEST contract; and

•
increases in advanced engineering and development expenses of approximately $514,000 primarily due to an increase in the Company’s engineering and development activities for its next generation battery module and the PECC systems; and

•	legal and accounting fees increase of approximately $180,000 related to certain accounting matters.

Other expenses for the three months ended September 30, 2010 and 2009 consisted primarily of interest expenses of $32,007 and $32,032, respectively.

Net Loss:

Our net loss for the three months ended September 30, 2010 and 2009 was $2,034,032 and $1,476,231, respectively, resulting in a $558,071 increase in net loss as compared to the three months ended September 30, 2009.  This increase in loss was primarily the result of the lack of revenues in the three months ended September 30, 2010, and increases in advanced engineering and development expenses and selling, general and administrative expenses, as described above.

Liquidity and Capital Resources:

Since our inception, our research, advanced engineering and development, and operations were primarily financed through debt and equity financings, and government research contracts.  Total paid in capital as of September 30, 2010 was $49.5 million.   We had a cumulative deficit of $48,928,979 as of September 30, 2010 compared to a cumulative deficit of $46,894,677 as of June 30, 2010.  At September 30, 2010 we had a working capital deficit of $1,607,194 compared to a June 30, 2010 working capital deficit of $800,204.  Our shareholders’ equity (deficiency in assets) as of September 30, 2010 and June 30, 2010 was ($950,294) and $1,451,277, respectively.

On August 30, 2010 we entered into an amended and restated securities purchase agreement (“Socius Securities Purchase Agreement”) with Socius CG II, Ltd. (“Socius”). Pursuant to the Socius Securities Purchase Agreement we have the right over a term of two years, subject to certain conditions, to require Socius to purchase up to $10 million of redeemable subordinated debentures and/or shares of redeemable Series A preferred stock in one or more tranches.  The debentures bear interest at an annual rate of 10% and the shares of Series A preferred stock accumulate dividends at the same rate.  Both the debentures and the shares of Series A preferred stock are redeemable at our election at any time after the one year anniversary of issuance.  Neither the debentures nor the Series A preferred shares are convertible into common stock.  Shares of Series A preferred stock were subsequently authorized.  Upon authorization, the outstanding debentures were automatically converted into shares of Series A preferred stock. Under the Socius Securities Purchase Agreement, in connection with each tranche Socius will be obligated to purchase that number of shares of our common stock equal in value to 135% of the amount of the tranche at a per share price equal to the closing bid price of the common stock on the trading day preceding our delivery of the tranche notice (the “Investment Price”). Socius may pay for the shares it purchases at its option, in cash or with a secured promissory note. Our ability to submit a tranche notice is subject to certain conditions including that: (1) a registration statement covering our sale of shares of common stock to Socius in connection with the tranche is effective and (2) the issuance of such shares would not result in Socius and its affiliates beneficially owning more than 9.99% of our common stock.

On September 2, 2010 we delivered the first tranche notice under the Socius Securities Purchase Agreement pursuant to which Socius purchased from us $517,168 of debentures.  The closing of the sale of debentures occurred on September 20, 2010.  In connection with the tranche, (1) Socius purchased 1,163,629 shares of common stock for a total purchase price of $698,177 and at a per share purchase price of $0.60 and (2) we issued to Socius 490,196 shares of common stock in payment of the commitment fee payable by us to Socius in connection with the initial tranche under the securities purchase agreement Socius paid for the shares of common stock it purchased with a secured promissory note maturing the later of September 2, 2014 or we have redeemed all debentures issued by us to Socius under the Socius Securities Purchase Agreement.

On May 1, 2009 we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC) for a $10 million universal shelf, which was declared effective by the SEC on May 13, 2009.  We took this action as a measure in anticipation of our possible future needs to raise additional investment capital to fund additional working capital and further capital expenditures.  On August 18, 2009, we used this universal shelf registration statement to complete a registered direct sale of 1,791,667 units at $1.20 per unit consisting of an aggregate of 1,791,667 shares of common stock and warrants to purchase 358,333 shares of common stock at an exercise price of $1.33 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.9 million.  On March 9, 2010, we used this universal shelf registration statement to complete a registered direct sale 2,243,750 units at $.80 per unit consisting of an aggregate of 2,243,750 shares of common stock and warrants to purchase 1,121,875 shares of common stock at an exercise price of $1.04 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.6 million.

In December 2009 we were awarded a $1.3 million Wisconsin Clean Energy Business Loan through the American Recovery and Reinvestment Act.  We closed this loan transaction in May 2010 and we received $1,149,000 on the loan as of September 30, 2010, with $141,000 remaining to draw.

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

On October 12, 2010, we entered into Stock Purchase Agreements with certain investors providing for the sale of a total of 3,329,466 shares of the Company’s common stock for an aggregate purchase price of $1,435,000 at a price per share of $0.431 which was the closing price of the Company’s common stock on October 12, 2010.  $425,000 of these shares were purchased by members of the Company’s Board of Directors.  2,111,369 of these shares were offered by the Company pursuant to it universal shelf registration statement on Form S-3.  The balance of the shares were sold in a private placement transaction. In addition, on November 12, 2010 we delivered the second tranche notice under the Socius Securities Purchase Agreement pursuant to which Socius will be required to purchase from us $490,000 of Series A preferred stock.  The closing of the sale of preferred stock is expected to occur on November 29, 2010.  In connection with the tranche, (1) Socius is expected to purchase 906,165 shares of common stock for a total purchase price of $661,500 and at a per share purchase price of $0.73 and (2) we expect to issue to Socius 402,901 shares of common stock in payment of the commitment fee payable by us to Socius in connection with the second tranche under the securities purchase agreement. We anticipate that Socius will pay for the shares of common stock it is expected to purchase with a secured promissory note maturing, the later of November 12, 2014 or when all debenture notes payable or series of preferred shares are redeemed

Our investment capital requirements will depend upon numerous factors, including our ability to control expenses, the progress of our engineering and development programs, the success of our marketing and sales efforts and our ability to obtain alternative funding sources such as government grants.  In order to actively manage financing risk, the board of directors has worked with management to carefully consider financing alternatives and to implement cost containment measures.  Actions taken by the board of directors and management in fiscal 2010 and continuing into the current quarter include: 1) execute an overall reduction in controllable expenses to preserve cash resources including revising our non-employee director compensation policy so that fees are paid in equity compensation instead of cash; 2) actively pursue additional sources of capital to fund working capital and operating needs; 3) pursue government grant and federal stimulus package opportunities;  and 4) leverage the $1.3 million Wisconsin Clean Energy Business Loan that was awarded in December 2009 through the American Recovery and Reinvestment Act.

We believe we have the necessary financing vehicles in place, including the Socius Securities Purchase Agreement described above, the remainder of the $1.3 million dollar Wisconsin Clean Energy Business loan to fund the Company for the next fiscal year, and the $1,435,000 proceeds from the October 12, 2010 stock offering.  However, there can be no assurances that unforeseen circumstances will not jeopardize the Company’s ability to draw on these financing vehicles.  Therefore, we are continuing to seek additional sources of funds to add to the financing vehicles already in place.  However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If we are unable to obtain such needed capital, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations.

Operating Activities

For the three months ended September 30, 2010, net cash used in operations was $1,844,533. Cash used in operations resulted from a net loss of $2,034,302, reduced by $189,681 in non-cash adjustments and $88 in net changes to working capital. Increases in inventories of $100,710 were required to restock for production start-up, offset by an increase in accounts payable of $213,142 due to the extension of payment terms with suppliers. Accrued compensation and benefits decreased by $188,314, primarily due to the payment of the balance due under the severance agreement to the Company’s former CEO. Accrued expenses decreased by $16,390 resulting from payment of these accrued expenses. Working capital increased by $60,513 due to a net increase in deferred revenue relating to customer deposits. Non-cash adjustments to operations included $103,598 of stock based compensation expense, $86,083 of depreciation expense.

Investing Activities

For the three months ended September 30, 2010, net cash used by investing activities was $75,755, resulting from cash used for the purchase of property and equipment.

Financing Activities

For the three months ended September 30, 2010, net cash provided by financing activities was $1,401,132 resulting from $1,673,296 in net proceeds from the issuance of bank loans and debentures notes payable, offset by repayments of $114,853 of principal on bank loans and notes payable and equity issuance costs totaling $157,311 related to the Socius Securities Purchase Agreement.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of September 30, 2010.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures because of the identification of a significant deficiency in our disclosure controls and procedures as described further below.

Specifically, management determined that the Company did not have procedures in place as of September 30, 2010 for the review of compliance with debt covenants.  The Company has remediated this deficiency subsequent to September 30, 2010, by establishing a procedure under which compliance with debt covenants is reviewed at each financial reporting date.

Changes in Internal Controls

During the period covered by this quarterly report on Form 10-Q, the Company has not made any changes to its internal control over financial reporting (as referred to in Paragraph 4(b) of the Certifications of the Company’s principal executive officer and principal financial officer included as exhibits to this report) that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and in any subsequent Quarterly Reports on Form 10-Q.  Other than the factors set forth below, there have been no material changes to the risk factors described in those reports.

If our stockholders’ equity continues to remain below the minimum requirement, our common stock may be delisted from the NYSE Amex, which would cause our common stock to become less liquid.

Our shares have been listed on the NYSE Amex (formerly the American Stock Exchange) since June 18, 2007.  We are required to comply with all reporting and listing requirements on a timely manner and maintain our corporate governance and independent director standards. The NYSE Amex imposes, among other requirements, listing maintenance standards including minimum stockholders’ equity, minimum price and market capitalization requirements.

On October 8, 2010, we reported that based on a review of our financial statements for the fiscal year ended June 30, 2010 and informal discussions with the staff of the NYSE Amex, we expect to receive a letter from the NYSE Amex informing us that as of June 30, 2010 our stockholders’ equity was below the minimum amount required by the NYSE Amex’s continued listing standards.  Receipt of this letter would not have any immediate effect upon the listing of our common stock.  Upon receipt of this letter we intend to submit a plan to the NYSE Amex staff which will outline the actions and timeframe by which we intend to cure the listing deficiency and to regain our compliance with the NYSE Amex’s continued listing requirements.  If the NYSE Amex accepts our plan, we will be able to continue our listing during the plan period and will be subject to continued periodic review by the NYSE Amex staff. If our plan is not accepted or is accepted but we do not make progress consistent with our plan during the plan period, the NYSE Amex could initiate delisting proceedings.

If the NYSE Amex delists our common stock from trading for this reason or for failing to meet any other ongoing listing requirements, we will be adversely affected and our stock will become less liquid. There can be no assurance that our securities will remain eligible for trading on the NYSE Amex.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZBB ENERGY CORPORATION

November 15, 2010	By:	/s/ Eric C. Apfelbach
	Name:	Eric C. Apfelbach
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 15, 2010	By:	/s/ Scott W. Scampini
	Name:	Scott W. Scampini
	Title:	Executive Vice President and Chief Financial Officer
(Principal financial officer and
Principal accounting officer)

EXHIBIT INDEX
Item 15(c) Exhibits:

Exhibit No.	Description	Incorporated by Reference to

4.1	Warrant to Purchase Common Stock Issued to Socius CG II, Ltd. dated August 30, 2010
Incorporated by reference to Exhibit A-1 attached to the Amended and Restated Securities Purchase Agreement filed herewith as Exhibit 10  to the Company’s Current Report on Form 8-K filed on August 31, 2010

4.2	Form of Redeemable Subordinated Debenture	Incorporated by reference to Exhibit A-4 attached to the Amended and Restated Securities Purchase Agreement filed as Exhibit 10 to the Company’s Current Report on Form 8-K filed on August 31, 2010

10.1	Amended and Restated Securities Purchase Agreement, dated August 30, 2010, by and between ZBB Energy Corporation and Socius CG II, Ltd.	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on August 31, 2010

10.2	Employment agreement dated August 18, 2010 between ZBB Energy Corporation and Scott Scampini	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 23, 2010

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002