Form 10-Q
period 2010-12-31
ZBB ENERGY CORP
filed 2011-02-14
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
or
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

(262) 253-9800
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☐ Yes   ☐ No

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)       Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of February 14, 2011
Common Stock, $.01 par value per share	26,230,810

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

ZBB ENERGY CORPORATION
Condensed Consolidated Balance Sheets

	December 31, 2010 (Unaudited)	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$611,489	$1,235,635
Accounts receivable	674	7,553
Inventories	772,390	702,536
Prepaid and other current assets	329,561	149,098
Total current assets	1,714,114	2,094,822
Long-term assets:
Property, plant and equipment, net	3,727,706	3,568,823
Goodwill	803,079	803,079
Total assets	$6,244,899	$6,466,724

Liabilities and Shareholders' Equity
Current liabilities:
Bank loans and notes payable	$355,154	$395,849
Accounts payable	1,012,542	869,179
Accrued expenses	484,810	539,100
Deferred revenues	540,303	325,792
Accrued compensation and benefits	228,120	765,106
Total current liabilities	2,620,929	2,895,026
Long-term liabilities:
Bank loans and notes payable	3,241,615	2,120,421
Total liabilities	5,862,544	5,015,447

Shareholders' equity
Series A preferred stock ($0.01 par value, $10,000 face value) 10,000,000 authorized 101.4678 and 0 shares issued	1,025,732	-
Common stock ($0.01 par value); 150,000,000 authorized 21,393,236 and 14,915,389 shares issued	213,932	149,155
Additional paid-in capital	52,531,869	49,770,987
Notes receivable - common stock	(1,024,070)	-
Treasury stock - 13,833 shares	(11,136)	(11,136)
Accumulated other comprehensive (loss)	(1,586,720)	(1,563,052)
Accumulated (deficit)	(50,767,252)	(46,894,677)
Total shareholders' equity	382,355	1,451,277
Total liabilities and shareholders' equity	$6,244,899	$6,466,724

See accompanying notes to condensed consolidated financial statements

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Revenues
Product sales and revenues	$49,742	$271,060	$49,742	$937,786
Engineering and development revenues	184,939	284,395	184,939	429,582
Total Revenues	234,681	555,455	234,681	1,367,368

Costs and Expenses
Cost of product sales	79,058	253,185	79,058	899,287
Cost of engineering and development revenues	-	872,322	-	1,166,777
Advanced engineering and development	586,582	140,764	1,425,855	465,471
Selling, general, and administrative	1,278,261	1,734,403	2,356,989	2,607,770
Depreciation	85,178	125,431	171,261	249,648
Impairment and other equipment charges	-	780,231	-	780,231
Total Costs and Expenses	2,029,079	3,906,336	4,033,163	6,169,184

Loss from Operations	(1,794,398)	(3,350,881)	(3,798,482)	(4,801,816)

Other Income (Expense)
Interest income	2,420	20,593	4,210	47,089
Interest expense	(46,869)	(30,862)	(78,876)	(62,894)
Other income (expense)	573	-	573	(19,760)
Total Other Income (Expense)	(43,876)	(10,269)	(74,093)	(35,565)

Loss before provision for Income Taxes	(1,838,274)	(3,361,150)	(3,872,575)	(4,837,381)

Provision for Income Taxes	-	-	-	-
Net Loss	$(1,838,274)	$(3,361,150)	$(3,872,575)	$(4,837,381)

Net Loss per share-
Basic and diluted	$(0.09)	$(0.27)	$(0.22)	$(0.40)

Weighted average shares-basic and diluted:
Basic	20,196,322	12,409,964	17,803,353	11,962,047
Diluted	20,196,322	12,409,964	17,803,353	11,962,047

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)

	Number of Shares	Series A Preferred Stock	Number of Shares	Common Stock	Additional Paid- in Capital	Notes Receivable - Common Stock	Treasury Stock	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Shareholders' Equity	Comprehensive Loss

Balance: July 1, 2009			10,618,297	$106,183	$45,549,079	$-	$-	$(1,601,576)	$(37,287,851)	$6,765,835

Issuance of common stock, net of costs and underwriting fees			4,035,417	40,355	3,661,495					3,701,850
Equity offering costs					(244,409)					(244,409)
Stock-based compensation					527,439					527,439
Settlement of stock purchase agreement			(28,750)	(287)	287
Retired restricted stock			(46,921)	(469)	469
Issuance of restricted common stock offering			337,346	3,373	276,627					280,000
Purchase of treasury stock							(11,136)			(11,136)
Net loss									(9,606,826)	(9,606,826)	$(9,606,826)
Net translation adjustment								38,524		38,524	38,524
Balance: June 30, 2010			14,915,389	149,155	49,770,987	-	(11,136)	(1,563,052)	(46,894,677)	1,451,277	(9,568,302)

Issuance of common stock, net of costs and underwriting fees			5,399,260	53,992	2,279,389	(1,001,883)				1,331,498
Issuance of commitment fee shares			893,097	8,930	579,306					588,236
Equity issuance costs			180,000	1,800	(747,346)					(745,546)
Conversion of debenture notes payable to preferred stock	52.4678	524,678								524,678
Issuance of preferred stock, net of issuance costs	49.0000	490,000								490,000
Conversion of cash settled RSU's to stock settled RSU's					315,833					315,833
Stock-based compensation					310,788					310,788
Interest on notes receivable - common stock					22,187	(22,187)
Accretion of dividends on preferred stock		11,054			(11,054)
Issuance of warrants					11,834					11,834
Other			5,490	55	(55)
Net loss									(3,872,575)	(3,872,575)	(3,872,575)
Net translation adjustment								(23,668)		(23,668)	(23,668)
Balance: December 31, 2010	101.4678	$1,025,732	21,393,236	$213,932	$52,531,869	$(1,024,070)	$(11,136)	$(1,586,720)	$(50,767,252)	$382,355	$(3,896,243)

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(3,872,575)	$(4,837,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	171,261	249,648
Change in inventory allowance		29,699
Impairment and other equipment charges		780,231
Stock-based compensation	310,788	174,353
(Increase) decrease in operating assets:
Accounts receivable	6,879	459,555
Inventories	(69,854)	609,383
Prepaids and other current assets	(180,463)	23,541
Other receivables-interest	-	19,746
Increase (decrease) in operating liabilities:
Accounts payable	143,363	(65,604)
Accrued compensation and benefits	(221,153)	370,376
Accrued expenses	(79,034)	336,645
Deferred revenues	214,511	(749,022)
Net cash used in operating activities	(3,576,277)	(2,598,830)
Cash flows from investing activities
Expenditures for property and equipment	(318,310)	(131,091)
Bank certificate of deposit	-	1,000,000
Net cash (used in) provided by investing activities	(318,310)	868,909
Cash flows from financing activities
Proceeds from bank loans and notes payable	1,300,000	156,000
Repayments of bank loans and notes payable	(219,501)	(229,516)
Proceeds from issuance of debenture notes payable	517,168	-
Proceeds from issuance of Series A preferred stock	490,000	-
Proceeds from issuance of common stock net of issuance costs	1,174,187	1,900,276
Net cash provided by financing activities	3,261,854	1,826,760
Effect of exchange rate changes on cash and cash equivalents	8,587	10,691
Net (decrease) increase in cash and cash equivalents	(624,146)	107,530
Cash and cash equivalents - beginning of period	1,235,635	2,970,009

Cash and cash equivalents - end of period	$611,489	$3,077,539

Cash paid for interest	$26,749	$62,894

Supplemental schedule of non-cash investing and financing activities:
Conversion of debenture notes payable to Series A preferred stock	$524,678	$-
Issuance of common stock for discounted notes receivable	1,001,883	-
Issuance of common stock as consideration for equity issuance costs	683,634	-
Conversion of cash settled RSU's to stock settled RSU's	315,833	-
Issuance of warrants for purchase of property and equipment	11,834	-

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
December 31, 2010

NOTE 1 — NATURE OF ORGANIZATION

ZBB Energy Corporation (“ZBB” or the “Company”) develops and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc-bromide rechargeable electrical energy storage technology.  A developer and manufacturer of modular, scalable and environmentally friendly power systems (“ZESS POWR™”), ZBB Energy was founded in 1998 and is headquartered in Wisconsin, USA with offices also located in Perth, Western Australia. As described in Note 12 in January 2011 the Company acquired substantially all of the net assets of Tier Electronics LLC.

The Company provides advanced electrical power management platforms targeted at the growing global need for distributed renewable energy, energy efficiency, power quality, and grid modernization.  ZBB and its power electronics subsidiary, Tier Electronics, have developed a portfolio of intelligent power management platforms that directly integrate multiple renewable and conventional onsite generation sources with rechargeable zinc bromide flow batteries and other storage technology. The Company also offers advanced systems to directly connect wind and solar equipment to the grid and systems that can form various levels of micro-grids.  Tier Electronics participates in the energy efficiency markets through its hybrid vehicle control systems, and power quality markets with its line of regulation solutions. Together, these platforms solve a wide range of electrical system challenges in global markets for utility, governmental, commercial, industrial and residential end customers.

The condensed consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, ZBB Technologies, Inc. which operates a manufacturing facility in Menomonee Falls, Wisconsin, and ZBB Technologies, Ltd. which has its advanced engineering and development facility in Perth, Australia.

NOTE 2 – GOING CONCERN

The consolidated financial statements as of December 31, 2010 and for the six months then ended have been prepared on the basis of a going concern which contemplates that ZBB Energy Corporation and subsidiaries will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $3,872,575 for the six months ended December 31, 2010 and as of December 31, 2010 has an accumulated deficit of  $50,767,252 and shareholders’ equity of $382,355.  The ability of the Company to meet its total liabilities of  $5,862,544 and to continue as a going concern is dependent upon the availability of future funding and achieving profitability.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company believes, with the financing sources in place and with other potential financing sources, that it will be able to raise the capital necessary to fund operations through the remainder of fiscal year 2011.  The Company’s sources of additional capital in the remainder of the year ending June 30, 2011 include the raising of additional capital pursuant to an agreement with Socius CG II, Ltd. (“Socius”), as described in Note 9. As of December 31, 2010 there was approximately $9 million of availability under this facility.  However, this facility places certain restrictions on our ability to draw on it.  For example, our ability to submit a tranche notice under the Socius Agreement is subject to certain conditions including that: (1) a registration statement covering our sale of shares of common stock to Socius in connection with the tranche is effective and (2) the issuance of such shares would not result in Socius and its affiliates beneficially owning more than 9.99% of our common stock.  These limitations have been carefully considered by the Company and notwithstanding such limitations management has successfully utilized this facility and believes it will continue to be able to do so.  As described in Note 9, during the six month period ending December 31, 2010, the Company delivered the first and second tranche notices to Socius pursuant to which Socius purchased $517,168 of debentures and $490,000 of Series A preferred stock, respectively.  As described in Note 12, the Company successfully drew on this facility again in January 2011, raising an additional $2,020,000 through the sale of Series A preferred stock to Socius under the agreement.  However, there can be no assurances that unforeseen circumstances will not jeopardize the Company’s ability to draw on this and other potential financing sources.

Accordingly, the Company is currently exploring various alternatives including debt and equity financing vehicles, strategic partnerships, and/or government programs that may be available to the Company, as well as trying to generate additional sales and increase margins.  As described in Note 12 in January 2011 the Company raised an additional $2 million through the sale of shares of Company common stock to certain investors.  However, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the six month period ended December 31, 2010 are not necessarily indicative of the results that might be expected for the year ending June 30, 2011.

The condensed consolidated balance sheet at June 30, 2010 has been derived from audited financial statements at that date, but do not include all of the information and disclosures required by GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended June 30, 2010.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with GAAP. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Foreign Currency

The Company uses the United States dollar as its functional and reporting currency, while the Australian dollar is the functional currency of one of its foreign subsidiaries. Assets and liabilities of the Company’s foreign subsidiary are translated into United States dollars at exchange rates that are in effect at the balance sheet date while equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which were applicable during the reporting period. Translation adjustments are accumulated in Accumulated Other Comprehensive Loss as a separate component of Shareholders’ Equity in the condensed consolidated balance sheets. No gain or loss on translation is included in the net loss.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying condensed consolidated financial statements include those related to:

•	the timing of revenue recognition;
•	the allowance for doubtful accounts;
•	valuations of excess and obsolete inventory;
•	the lives and recoverability of equipment and other long-lived assets such as goodwill;
•	restructuring, reorganization, relocation and severance costs;
•	contract costs;
•	warranty liabilities;
•	tax valuation allowances; and
•	stock-based compensation.

Income Taxes

The Company records deferred income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of December 31, 2010 and June 30, 2010.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. The Company’s management has reviewed the Company’s tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities as of December 31, 2010 and June 30, 2010.

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

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed to the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there are no long-lived assets impaired as of December 31, 2010 and June 30, 2010.

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

Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  Based on this method, the Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of December 31, 2010 and June 30, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of six months or less to be cash equivalents.  The Company maintains its cash deposits with a few high credit quality financial institutions predominately in the United States.  At times such balances may exceed federally insurable limits.  The Company has not experienced any losses in such accounts.

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

Total revenues of $234,681 and $234,681 were recognized for the three and six months ended December 31, 2010, respectively, and were comprised of two significant customers (100% of total revenues).  Total revenues of $555,455 and $1,367,368 were recognized for the three and six months ended December 31, 2009, respectively, and were comprised of three and four significant customers, respectively (100% of total revenues).

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

Engineering and Development Revenues

On June 29, 2007, ZBB Technologies Ltd (“ZBB Technologies”), an Australian subsidiary of the Company, and the Commonwealth of Australia (the “Commonwealth”) represented by and acting through the Department of Environment and Water Resources (the “Department”), entered into an agreement for project funding under the Advanced Electricity Storage Technologies (“AEST”) program (the “Agreement”) whereby the Department agreed to provide funding to ZBB Technologies for the development of an energy storage system to be used to demonstrate the storage and supply of renewable energy generated from photovoltaic solar panels and wind turbines already operational at the Commonwealth Scientific and Industrial Research Organization’s (“CSIRO”) Newcastle Energy Centre in New South Wales, Australia.

The Agreement provided for a three year term under which the Commonwealth provided $2.6 million (A$3.1 million) in project funding over several periods, totaling $1.35 million in year one, $1.01 million in year two and $0.24 million in year three, as certain development progress “milestones” were met by ZBB Technologies to the satisfaction of the Commonwealth.

The Company owns any assets, including battery storage systems, acquired with the funding from the contract.  The Company grants the government of Australia a free, non-exclusive license to intellectual property created in the project for their own internal use.

The AEST project had total budgeted expenditure for operating and capital items of approximately $4.7 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.3 million (A$2.8 million) was the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities. The Australian Government is providing the project funding of approximately $2.6 million (A$3.1 million) to be paid in accordance with the completion of contracted project milestones and subject to the Company’s compliance with project reporting requirements and demonstrating that the funds already provided to it have been fully spent or will be fully spent in the near future.  Management of the Company believes it has fulfilled its required contributions to the project in cash and in-kind contributions as of December 31, 2010.  As of December 31, 2010, the Company had received the full $2.6 million of payments due from the Australian Government under the Agreement.

Included in engineering and development revenues was $184,939 for the three and six months ended December 31, 2010, respectively, and $159,384 and $304,572 for the three and six months ended December 31, 2009, respectively, related to the Agreement.  Included in cost of engineering and development revenues was $0 for the three and six months ended December 31, 2010, respectively, and $422,508 and $716,963 for the three and six months ended December 31, 2009, respectively, related to the Agreement.

As of December 31, 2010 and June 30, 2010, the Company had no unbilled amounts from engineering and development contracts. The Company had no customer payments from engineering and development contract revenue, representing deposits in advance of performance of the allowable work as of December 31, 2010 and June 30, 2010.

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

During the six months ended December 31, 2009, battery stack manufacturing issues were discovered as result of an internal test failure.  As a result, the Company has implemented several manufacturing process changes to eliminate the potential for future failures and will adjust its warranty reserves accordingly.  We will adjust our warranty rates in future periods as these processes are implemented and tested.

Management also reviews the status of all active contracts to determine if there are any conditions due to warranty, costs to complete, and other commitments to completing the contract.  If indications are an adverse net financial outcome is likely, a provision is made for the total loss anticipated.

As of December 31, 2010 and June 30, 2010, included in the Company’s accrued expenses were approximately $472,200 and $520,000, respectively, in warranty reserves.

Loss per Share

The Company follows the FASB ASC topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the three and six months ended December 31, 2010 there were 5,547,719 of underlying options, restricted stock units and warrants that are excluded.  For the three and six months ended December 31, 2009 there were 2,609,050 of underlying options and warrants that are excluded.

Stock-Based Compensation

The Company measures all “Share-Based Payments", including grants of stock options, restricted shares, and restricted stock units to be recognized in its consolidated statement of operations based on their fair values on the grant date, consistent with FASB ASC topic 718, “Stock Compensation,” guidelines.

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

The Company has agreed to compensate its directors with restricted stock units (“RSUs”) rather than cash.  The RSUs were classified as liability awards as of June 30, 2010 because the RSUs were to be paid in cash upon vesting. The RSU award liability was measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company’s stock.  As of November 10, 2010, the June 30, 2010 RSU’s were converted to stock based RSU’s and were credited to additional paid-in capital. The grant date fair value of the restricted stock unit awards was determined using the closing stock price of the Company’s common stock on the day prior to the date of the grant, with the compensation expense amortized over the vesting period of restricted stock unit awards, net of estimated forfeitures.

The Company only recognizes expense to its statements of operations for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards. See Note 7.

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with the FASB ASC topic 220 “Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net currency translation adjustments applicable for the three and six months ended December 31, 2010 and 2009 and is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

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

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of bank loans and notes payable approximate fair value based on their terms which reflect market conditions existing as of December 31, 2010 and June 30, 2010.

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

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. The Company adopted ASU 2010-17 during the six months ended December 31, 2010.  The adoption had no impact on the Company’s consolidated financial statements.

NOTE 4 - INVENTORIES

Inventory balances are comprised of the following amounts as of December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
Raw materials	$519,240	$417,456
Work in progress	253,150	285,080
Total	$772,390	$702,536

NOTE 5– PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment balances are comprised of the following amounts as of December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
Land	$217,000	$217,000
Building and improvements	1,996,134	1,996,134
Manufacturing equipment	3,623,214	3,591,508
Office equipment	132,936	119,779
Construction in process	324,270	-
Total, at cost	6,293,554	5,924,421
Less, accumulated depreciation	(2,565,848)	(2,355,598)
Property, Plant & Equipment, Net	$3,727,706	$3,568,823

NOTE 6 – BANK LOANS AND NOTES PAYABLE

The Company's debt consisted of the following as of December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
Bank loans and notes payable-current	$355,154	$395,849
Bank loans and notes payable-long term	3,241,615	2,120,421
Total	$3,596,769	$2,516,270

On April 7, 2010 the Company entered a loan agreement for $1.3 million with the Wisconsin Department of Commerce.  Payments of principal and interest under this loan are deferred until May 31, 2012.  The interest rate is 2%.  Payments of $22,800 per month are required starting June 1, 2012 with a final payment due on May 1, 2017.  Borrowings were not received until July 2011.  The loan is collateralized by equipment purchased with loan proceeds and with a General Business Security Agreement on all assets of the Company.  The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement.  The outstanding principal balance was $1,300,000 at December 31, 2010.

On July 1, 2009 the Company entered into a loan agreement to finance new production equipment.  The $156,000 bank note is collateralized by specific equipment, requiring monthly payments of $4,736 in principal and interest; at 5.99% per annum; through December 1, 2013. The outstanding principal balance was $81,634 and $107,155 at December 31, 2010 and June 30, 2010, respectively.

On May 14, 2008 the Company entered into two loan agreements to refinance its building and land in Menomonee Falls, Wisconsin:

The first loan requires a fixed monthly payment of principal and interest at a rate of ..25% below the prime rate, subject to a prime rate floor of 5.25%, with any principal balance due at maturity on June 1, 2018 and is collateralized by the building and land.  The outstanding principal balance was $784,641 and $805,084 at December 31, 2010 and June 30, 2010, respectively.

The second loan is a secured promissory note guaranteed by the U.S. Small Business Administration, requiring monthly payments of principal and interest at a rate of 5.5% until May 1, 2028.   The outstanding principal balance was $808,025 and $821,595 at December 31, 2010 and June 30, 2010, respectively.  The loan is collateralized by a mortgage on the building and land.

On November 28, 2008 the Company entered into a loan agreement with a bank..  The note is collateralized by specific equipment, requiring monthly payments of $21,000 of principal and interest; rate equal to the prime rate; maturity date of July 1, 2012. The outstanding principal balance was $622,468 and $733,536 at December 31, 2010 and June 30, 2010, respectively.

On January 27, 2007 the Company refinanced its equipment loan.  This loan was paid in full as of December 31, 2010.  The outstanding principal balance was $48,900 at June 30, 2010.

Maximum aggregate annual principal payments for years subsequent to December 31, 2010 are as follows:

2011	$355,154
2012	488,718
2013	484,854
2014	341,694
2015	351,385
2016 and thereafter	1,574,964
$3,596,769

The loan agreements with the bank require the Company to maintain a minimum amount of tangible net worth and meet certain operating ratios.  The Company was not in compliance with such covenants as of December 31, 2010, for which a waiver was obtained from the bank on November 9, 2010 which waived the covenants through June 29, 2011.

NOTE 7 – EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

For the six months ended December 31, 2010 and 2009, the Company’s results of operations include compensation expense for stock options granted and restricted shares vested under its equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $214,338 and $174,353, based on the grant date fair value of all options vested during the six months ended December 31, 2010 and 2009, respectively.

At the annual of meeting of shareholders held on November 10, 2010, the Company’s shareholders approved the Company’s 2010 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”). The Omnibus Plan authorizes the board of directors or a committee thereof, to grant the following types of equity awards under the Omnibus Plan:  Incentive Stock Options (“ISOs”), Non-qualified Stock Options (“NSOs”), Stock Appreciation Rights (“SARs”), Restricted Stock, Restricted Stock Units (“RSUs”), cash- or stock-based Performance awards (as defined in the Omnibus Plan) and other stock-based awards. Four million shares of common stock are reserved for issuance under the Omnibus Plan.  In connection with the adoption of the Omnibus Plan the Company’s Board of Directors froze the Company’s other stock option plans and no further grants may be made under those plans.

On November 10, 2010, (1) a total of 511,143 RSUs were granted to the Company’s directors in payment of directors fees through November 2011 pursuant to the Company’s Director Compensation Policy, (2) a total of 574,242 RSUs previously issued to the Company’s directors pursuant to this policy and which provided for cash settlement were converted to stock settled RSUs, and (3) 115,000 RSUs were granted in total to a consultant and to the Company’s President and CEO.  During the six months ended December 31, 2010 options to purchase 220,000 shares were granted to employees exercisable at prices from $0.57 to $0.59 and exercisable at various dates through November 2018.  As of December 31, 2010, options to purchase an additional 2,579,615 shares are available to be issued under the Omnibus Plan.

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorized the board of directors or a committee thereof to grant options to purchase up to a maximum of 1,500,000 shares to employees and directors of the Company.  During the year ended June 30, 2010 options to purchase 821,500 shares were granted to employees and directors under the 2007 Plan exercisable at prices from $0.95 to $1.39 and exercisable at various dates through April 2018.  During the six months ended December 31, 2010, 74,500 options were granted to employees at exercise prices from $0.46 to $0.64 and expiration dates from August 2018 to October 2018 and 50,189 options were forfeited.  As of December 31, 2010, there were no options available to be issued under the 2007 Plan.

During 2005 the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorized the board of directors or a committee thereof to grant options to employees and directors of the Company. The maximum number of options available to be granted in aggregate at any time under the 2005 Plan was the number equivalent to 5% of the total number of issued shares of the Company including all shares in underlying options under the Company’s stock option and incentive plans. No options were issued under the 2005 Plan during year ended June 30, 2010 and the six months ended December 31, 2010.  During the year ended June 30, 2010, 200,000 options were forfeited.  At December 31, 2010, options to purchase 50,000 shares with an exercise price of $3.82 and an expiration date of June 2012 were outstanding.  As of December 31, 2010, there were no options available to be issued under the 2005 Plan.

In 2002 the Company established the 2002 Stock Option Plan (the “SOP”) whereby a stock option committee was given the discretion to grant up to 579,107 options to purchase shares to key employees of the Company.  During the year ended June 30, 2010, 150,000 options to purchase shares were granted under the SOP to employees exercisable at prices from $0.49 to $0.75 and exercisable through June 2018, options for 87,907 shares forfeited, and options for 162,907 shares were forfeited.  During the six month period ended December 31, 2010 there were 100,000 options forfeited.  No options were issued under the SOP during the six month period ended December 31, 2010. At December 31, 2010 there were 375,000 options outstanding with exercise prices from $0.49 to $3.59 and exercise dates up to June 2018.  As of December 31, 2010, there were no options available to be issued under the SOP.

The Compensation Committee of the Company’s Board of Directors awarded two inducement option grants to the Company’s new President and CEO in January 2010.  The first grant is an option to purchase 400,000 shares of common stock which vests as to one-third of the shares on January 7, 2011 and as to the balance in 24 monthly installments beginning on January 31, 2011 and ending on December 31, 2012.  This option vests in full upon a “change of control.” The second grant is an option to purchase 100,000 shares of common stock which vests in two equal installments based on the achievement of certain performance targets.  Both options have an exercise price of $1.33 per share which was equal to the closing price of the Company’s common stock on January 7, 2010 and are not exercisable as to any portion of the option after the fifth anniversary of the date on which that portion vests.  The options are subject to other terms and conditions specified in the related option agreements.

In aggregate for all plans, at December 31, 2010, the Company has a total of 2,461,303 options outstanding, 1,200,385 RSUs outstanding, and 2,579,615 shares available for future grant under the Omnibus Plan.

Information with respect to stock option activity under the employee and director plans is as follows:
Stock Option Activity	Number of Options	Weighted- Average Exercise Price Per Share
Balance at July 1, 2009	1,424,354	$3.24
Options granted	1,471,500	1.22
Options forfeited	(578,862)	3.49
Options exercised	-
Balance at June 30, 2010	2,316,992	1.92
Options granted	294,500	0.58
Options forfeited	(150,189)	3.21
Options exercised	-
Balance at December 31, 2010	2,461,303	$1.68

The following table summarizes information relating to the stock options outstanding at December 31, 2010:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.49 to $1.69	1,936,303	6.3	$1.16	870,136	$1.33
$3.59 to $3.82	525,000	3.5	3.61	481,250	3.61
Balance at December 31, 2010	2,461,303		$1.68	1,351,386	$2.14

During the six months ended December 31, 2010 options to purchase 294,500 shares were granted to employees  exercisable at prices from $0.46 to $0.64 per share based on various service based vesting terms from August 2011 through November 2013 and exercisable at various dates through December 2018.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the six months ended December 31 using the Black-Scholes option-pricing model:

	2010	2009
Expected life of option (years)	2.5	2.5-4.75
Risk-free interest rate	.52% - .685%	1.2 - 1.4%
Assumed volatility	62 - 114%	62 - 70%
Expected dividend rate	0	0
Expected forfeiture rate	0	0

Time-vested and performance-based stock awards, including stock options, restricted stock and restricted stock units, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

A summary of the status of unvested employee stock options as of December 31, 2010 and June 30, 2010 and changes during the six months and year then ended, is presented below:

Unvested Stock Option Activity	Number of Options	Weighted- Average Grant Date Fair Value Per Share
Balance at July 1, 2009	371,533	$0.77
Granted	1,471,500	0.58
Vested	(662,328)	0.49
Forfeited	(193,205)	0.29
Balance at June 30, 2010	987,500	0.62
Granted	294,500	0.37
Vested	(172,083)	0.61
Forfeited	-	-
Balance at December 31, 2010	1,109,917	$0.55

Total fair value of options granted in the six months ended December 31, 2010 and 2009 was $107,689 and $317,937, respectively.  At December 31, 2010 there was $290,210 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next 3 years.

During the fourth quarter of fiscal 2010 the Company agreed to compensate its directors with restricted stock units (“RSUs”) rather than cash.  As a result included in accrued compensation and benefits at June 30, 2010 was $182,500 related to these awards. The RSUs were classified as liability awards because the RSUs were expected to be paid in cash upon vesting. These RSU’s were converted to 574,242 stock settled RSU’s in November 2010 and $182,500 was transferred from accrued compensation and benefits to additional paid-in capital.  The cash settled RSU’s that were converted to stock settled RSU’s were 100% vested upon conversion.  There were also $222,783 in directors fees expense and $7,000 in consulting fees expense settled with RSU’s for the six month period ended December 31, 2010.   As of December 31, 2010 there are 488,357 unvested RSU’s which will vest through November 2011.  At December 31, 2010 there was $341,850 in unrecognized compensation cost related to unvested RSU’s, which is expected to be recognized through November 2011.  The vested RSU’s are exercisable six months after the holder’s separation from service with the Company.

A summary of the status of restricted stock units to be settled in stock as of December 31, 2010 and changes during the six months then ended, is presented below:

Restricted Stock Unit Activity	Number of Restricted Stock Units	Weighted- Average Valuation Price Per Unit
Conversion of cash settled RSU's	574,242	$0.55
RSU's granted	626,143	0.70
RSU's forfeited	-	-
Balance at December 31, 2010	1,200,385	$0.63

NOTE 8 - NON RELATED PARTY WARRANTS

At December 31, 2010 there were outstanding warrants to purchase 40,000 shares issued by the Company to an equipment supplier in November 2010 exercisable at $0.56 per share and which expire in January 2014.  The fair value of the warrants was $11,834 and is included in the cost of the property and equipment.

At December 31, 2010 there were outstanding warrants to purchase 1,121,875 shares acquired by certain purchasers of Company shares in March 2010 exercisable at $1.04 per share and which expire in September 2015.

At December 31, 2010 there were outstanding warrants to purchase 358,333 shares acquired by certain purchasers of Company shares in August 2009 exercisable at $1.33 per share and which expire in August 2015.

At December 31, 2010 there were outstanding warrants to purchase 120,023 shares acquired by Empire Financial Group, Ltd. in 2006 exercisable at $3.23 per share and which expire on in September 2011.

At December 31, 2010 there were outstanding warrants to purchase 50,000 shares acquired by Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our United States public offering which are exercisable at $7.20 per share and which expire in September 2012.

At December 31, 2010 there are warrants to purchase 195,800 shares issued and outstanding to Strategic Growth International in connection with capital raising activities in 2006 and 2007, with expiration dates between March 2011 and September 2012 and with exercise prices of between $3.75 and $7.20.

The table below summarizes non-related party warrant balances:

Stock Warrants Non-related parties	Number of Warrants	Weighted- Average Exercise Price Per Share
Balance at July 1, 2009	365,823	$4.41
Warrants granted	1,480,208	1.11
Warrants expired	-
Warrants exercised	-
Balance at June 30, 2010	1,846,031	1.76
Warrants granted (See Note 9)	576,613	0.65
Warrants expired	-
Warrants exercised (See Note 9)	(536,613)	(0.66)
Balance at December 31, 2010	1,886,031	1.73

NOTE 9 – SHAREHOLDERS’ EQUITY

On August 30, 2010, the Company entered into an amended and restated securities purchase agreement (“Socius Agreement”) with Socius CG II, Ltd. (“Socius”). Pursuant to the Socius Agreement the Company has the right over a term of two years, subject to certain conditions, to require Socius to purchase up to $10 million of redeemable subordinated debentures and/or shares of redeemable Series A preferred stock in one or more tranches.  The debentures bear interest at an annual rate of 10% and the shares of Series A preferred stock accumulate dividends at the same rate.  Both the debentures and the shares of Series A preferred stock are redeemable at the Company’s election at any time after the one year anniversary of issuance.  Neither the debentures nor the Series A preferred shares are convertible into common stock.

On November 10, 2010, the Company’s Board of Directors approved a certificate of designation of preferences, rights and limitations to authorize shares of Series A preferred stock in accordance with the terms of the Socius Agreement.  Upon the authorization of Series A preferred stock and in accordance with the terms of the Socius Agreement, the $517,168 of outstanding debentures issued by the Company to Socius CG II, Ltd. on September 2, 2010, and $7,510 of accrued interest were exchanged into 52.468 shares of Series A preferred stock.  In addition, in accordance with the Socius Agreement, any future tranches under the Socius Agreement will involve shares of Series A preferred stock instead of debentures.

Under the Socius Agreement, in connection with each tranche Socius is obligated to purchase that number of shares of our common stock equal in value to 135% of the amount of the tranche at a per share price equal to the closing bid price of the common stock on the trading day preceding our delivery of the tranche notice.  Socius may pay for the shares it purchases at its option, in cash or a collateralized promissory note.  Any such promissory note will bear interest at 2.0% per year and is collateralized by Series A preferred stock owned by Socius with a fair market value equal to the principal amount of the promissory note. The entire principal balance and interest on the promissory note is due and payable on the later of the fourth anniversary of the date of the promissory note or when we have redeemed all the Series A preferred stock issued by us to Socius under the Socius Agreement, and may be applied by us toward the redemption of the shares of Series A preferred stock held by Socius.

Our ability to submit a tranche notice is subject to certain conditions including that: (1) a registration statement covering our sale of shares of common stock to Socius in connection with the tranche is effective and (2) the issuance of such shares would not result in Socius and its affiliates beneficially owning more than 9.99% of our common stock.

Under the terms of the Socius Agreement, the Company was obligated to pay Socius a commitment fee in the form of shares of common stock or cash, at the option of the Company, in the amount of $500,000 if it is paid in cash and $588,235 if it is paid in shares of common stock. Payment of the commitment fee occurred 50% at the closing of the first tranche and 50% at the closing of the second tranche.

On September 2, 2010 the Company delivered the first tranche notice under the Socius Agreement pursuant to which on September 20, 2010 Socius purchased $517,168 of debentures.  In connection with this tranche, (1) Socius purchased 1,163,629 shares of common stock for a total purchase price of $698,177 and at a per share purchase price of $0.60 and (2) the Company issued to Socius 490,196 shares of common stock in payment of the commitment fee payable in connection with the tranche. As consideration for the common stock it purchased, Socius issued a collateralized promissory note maturing, the later of September 2, 2014 or when the Series A preferred shares are redeemed by the Company.  Management expects to redeem the Series A preferred stock on September 2, 2014.  The promissory note was recorded at a discount of $183,922 determined by discounting the promissory note at a rate of 10%.  The promissory note is reported in the stockholders equity section of the Company’s December 31, 2010 condensed consolidated balance sheet because the promissory note was received in exchange for the issuance of common stock.

On November 12, 2010 the Company delivered the second tranche notice under the Socius Agreement pursuant to which on November 29, 2010 Socius purchased $490,000 of Series A preferred stock.  In connection with this tranche, (1) Socius purchased 906,165 shares of common stock for a total purchase price of $661,500 and at a per share purchase price of $0.73 and (2) the Company issued to Socius 402,901 shares of common stock in payment of the commitment fee payable in connection with the tranche. As consideration for the common stock it purchased, Socius issued a collateralized promissory note maturing, the later of November 12, 2014 or when the Series A preferred shares are redeemed by the Company.  Management expects to redeem the Preferred Shares on November 29, 2014.  The promissory note was recorded at a discount of $173,872 determined by discounting the promissory note at a rate of 10%.  The promissory note is reported in the stockholders equity section of the Company’s December 31, 2010 condensed consolidated balance sheet because the promissory note was received in exchange for the issuance of common stock.

The Company’s accounting for the 2% notes receivable – common stock is to accrue interest on the discounted notes receivable at 10% as a credit to additional paid in capital.  The Company’s accounting for the Series A preferred stock is to accrete dividends at 10% as a charge to additional paid in capital.

In the event of liquidation, dissolution or winding up (whether voluntary or involuntary) of the corporation, the holders of shares of Series A preferred stock shall be entitled to be paid the full amount payable on such shares upon the liquidation, dissolution or winding up of the corporation fixed by the Board of Directors with respect to such shares, if any, before any amount shall be paid to the holders of the Common Stock.  The liquidation preference of the outstanding Series A preferred stock was $1,025,732 as of December 31, 2010.

See Note 12 for information concerning the third tranche under the Socius Agreement which closed on January 27, 2011.

On October 12, 2010, we entered into Stock Purchase Agreements with certain investors providing for the sale of a total of 3,329,467 shares of the Company’s common stock for an aggregate purchase price of $1,435,000 at a price per share of $0.431 which was the closing price of the Company’s common stock on October 12, 2010.  $425,000 of these shares were purchased by members of the Company’s Board of Directors.  2,111,369 of these shares were offered by the Company pursuant to its universal shelf registration statement on Form S-3.  The balance of the shares were sold in a private placement transaction.

NOTE 10 – COMMITMENTS

The Company leases its Australian research and development facility from a non-related Australian company expiring October 31, 2011.  The current rental is $72,170 per annum (A$72,431) and is subject to an annual CPI adjustment. Rent expense was $18,763 and $39,355 for the three and six months ended December 31, 2010, respectively.  Rent expense was $16,799 and $31,987 for the three and six months ended December 31, 2009, respectively. The future payments required under the terms of the lease are as follows:

Fiscal Year 2011	$50,649
Fiscal Year 2012	6,300
Total	$56,949

The Company has entered into employment contracts with executives and management personnel. The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits. The employment contracts generally have no set term and can be terminated by either party. There is a provision for payments of six months to eighteen months of annual salary as severance if we terminate a contract without cause, along with the acceleration of certain unvested stock option grants.

NOTE 11 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $12,548 and $22,404 for the three and six months ended December 31, 2010.  Expenses under these plans were $21,109 and $43,804 for the three and six months ended December 31, 2009, respectively.

NOTE 12 - SUBSEQUENT EVENTS

On December 29, 2010 and January 3, 2011 the Company entered into Stock Purchase Agreements with certain investors providing for the issuance of a total of 2,103,532 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 at a weighted average price per share of $0.95.  The closing took place on January 12, 2011.  $200,000 of these shares were purchased by members of the Company’s Board of Directors.  $1,800,000 of these shares were offered by the Company pursuant to its universal shelf registration statement on Form S-3.  The net proceeds to ZBB, after deducting $57,000 of offering costs, were $1,943,000.

On January 12, 2011 the Company delivered the third tranche notice under the Socius Agreement (see Note 9) pursuant to which on January 27, 2011 Socius purchased from the Company $2,020,000 of Series A preferred stock.  In connection with the tranche, (1) Socius purchased 1,934,042 shares of common stock for a total purchase price of $2,727,000 and at a per share purchase price of $1.41. As consideration for the Common Stock Socius purchased, Socius issued a secured promissory note maturing, the later of January 12, 2015 or when the Series A preferred shares are redeemed by the Company.

On January 21, 2011 (“Closing Date”), the Company entered into an Asset Purchase Agreement under which the Company acquired substantially all of the net assets of Tier Electronics, LLC (“Seller”) used in connection with Seller’s business of developing, manufacturing, marketing and selling power electronics products for and to original equipment manufacturers in various industries.  The purchase price was comprised of (1) a $1.35 million promissory note issued by the Company, (2) 800,000 shares of the Company’s common stock, (3) payment of approximately $183,000 of Seller’s bank debt and (4) assumption of approximately $900,000 of Seller’s liabilities.  The promissory note is in the principal amount of $1,350,000 and bears interest at a fixed annual rate equal to eight percent.  The principal balance of the note is payable in three equal installments of $450,000 on the first, second and third anniversaries of the Closing Date.  Accrued interest is payable monthly.  Tier Electronics, LLC will operate as a wholly owned subsidiary of the Company.  Tier Electronics, LLC will lease its facility from the former owner of the Seller under a lease agreement expiring December 31, 2014.  The first year rental is $84,000 per annum and is subject to an annual CPI adjustment.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.

In connection with this acquisition the Company awarded inducement options to purchase a total of 750,000 shares of the Company’s common stock at an exercise price of $1.26 to certain members of management of Tier Electronics, LLC.  The options vest as follows: (1) 420,000 will vest in three equal annual installments beginning on December 31, 2011 based on achievement of certain revenue targets, (2) 330,000 vest in three equal annual installments beginning on the one-year anniversary of the Closing Date.

ZBB ENERGY CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed by us with the SEC on September 10, 2010.  ZBB Energy Corporation (“We,” “Us,” “Our,” “ZBB” or the “Company”) develops and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc-bromide rechargeable electrical energy storage technology.

On January 21, 2011 (“Closing Date”), we entered into an Asset Purchase Agreement under which we acquired substantially all of the assets of Tier Electronics, LLC (“Seller”) used in connection with Seller’s business of developing, manufacturing, marketing and selling power electronics products for and to original equipment manufacturers in various industries.  The purchase price was comprised of (1) a $1.35 million promissory note issued by the Company, (2) 800,000 shares of the Company’s common stock, (3) payment of approximately $183,000 of Seller’s bank debt and (4) assumption of approximately $900,000 of Seller’s liabilities.  The promissory note is in the principal amount of $1,350,000 and bears interest at a fixed annual rate equal to eight percent.  The principal balance of the note is payable in three equal installments of $450,000 on the first, second and third anniversaries of the Closing Date.  Accrued interest is payable monthly.  Tier Electronics, LLC will operate as a wholly owned subsidiary of the Company.

We provide advanced electrical power management platforms targeted at the growing global need for distributed renewable energy, energy efficiency, power quality, and grid modernization.  We and our power electronics subsidiary, Tier Electronics, have developed a portfolio of intelligent power management platforms that directly integrate multiple renewable and conventional onsite generation sources with rechargeable zinc bromide flow batteries and other storage technology. We also offer advanced systems to directly connect wind and solar equipment to the grid and systems that can form various levels of micro-grids.  Tier Electronics participates in the energy efficiency markets through its hybrid vehicle control systems, and power quality markets with its line of regulation solutions. Together, these platforms solve a wide range of electrical system challenges in global markets for utility, governmental, commercial, industrial and residential end customers. A developer and manufacturer of its modular, scalable and environmentally friendly power systems (“ZESS POWR™”), ZBB Energy was founded in 1998 and is headquartered in Wisconsin, USA with offices also located in Perth, Western Australia.

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

•	Currency translation and transaction risk may adversely affect our business, financial condition and results of operations.
•	The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.
•	We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.
•	We may experience difficulties in integrating the business of Tier Electronics LLC and could fail to realize the potential benefits of this acquisition.
•	If our common stock is de-listed from the NYSE AMEX, the common stock will become less liquid.
•	We have never paid cash dividends and do not intend to do so.

New Accounting Pronouncements

None

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and related disclosures require management to make estimates and assumptions.

We believe that the following are our most critical accounting estimates and assumptions the Company must make in the preparation of its condensed consolidated financial statements and related disclosures:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying condensed consolidated financial statements include those related to:

•	the timing of revenue recognition;
•	the allowance for doubtful accounts;
•	valuations of excess and obsolete inventory;
•	the lives and recoverability of equipment and other long-lived assets such as goodwill;
•	restructuring, reorganization, relocation and severance costs;
•	contract costs;
•	warranty liabilities;
•	tax valuation allowances; and
•	stock-based compensation.

Income Taxes

The Company records deferred income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of December 31, 2010.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. The Company’s management has reviewed the Company’s tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities as of December 31, 2010 and June 30, 2010.

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

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed to the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there are no long-lived assets impaired as of December 31, 2010 and June 30, 2010.

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

Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  Based on this method, the Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of December 31, 2010 and June 30, 2010.

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

To the extent these costs are separately identifiable, incurred and funded by advanced engineering and development type agreements with outside parties; they will be shown separately on the condensed consolidated statements of operations as a “cost of engineering and development revenues”.

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

During the six months ended December 31, 2009, battery stack manufacturing issues were discovered as result of an internal test failure.  As a result, the Company has implemented several manufacturing process changes to eliminate the potential for future failures and will adjust its warranty reserves accordingly.  We will adjust our warranty rates in future periods as these processes are implemented and tested.

Management also reviews the status of all active contracts to determine if there are any conditions due to warranty, costs to complete, and other commitments to completing the contract.  If indications are an adverse net financial outcome is likely, a provision is made for the total loss anticipated.

Loss per Share

The Company follows the FASB ASC topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC topic 260, any anti-dilutive effects on net income (loss) per share are excluded.

Stock-Based Compensation

The Company measures all “Share-Based Payments", including grants of stock options, restricted shares and restricted stock units, to be recognized in its condensed consolidated statement of operations based on their fair values on the grant date, consistent with FASB ASC topic 718, “Stock Compensation,” guidelines.

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

The Company has agreed to compensate its directors with restricted stock units (“RSU’s”) rather than cash. The grant date fair value of the restricted stock unit awards was determined using the closing stock price of the Company’s common stock on the day prior to the date of the grant, with the compensation expense amortized over the vesting period of restricted stock unit awards, net of estimated forfeitures.

The Company only recognizes expense to its statements of operations for those options, shares or RSU’s that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards.

Results of Operations

Three months ended December 31, 2010 compared with the three months ended December 31, 2009:

Revenue and Other income:

Our revenues for the three months ended December 31, 2010 and 2009 were $234,681 and $555,455, respectively.  This decrease of $320,774 was the result of a decrease in revenues of $221,318 from commercial product sales and revenues, and a $99,456 decrease in engineering and development revenues as compared to the three months ended December 31, 2009.  The decrease in commercial product sales and revenues was primarily the result of a delay in certain orders due to the need for PECC inverter certification to UL standard 1741, which is expected in early calendar year 2011.  The decrease in engineering and development revenues was due to the Company completing all final accounting and the final research report to complete the entire Advanced Electricity Storage Technologies project ("AEST") with the Commonwealth of Australia.  Final submission of the required financial information to the Commonwealth of Australia was completed in November 2010, and the Company received the final payment from the Commonwealth of Australia in November 2010 of $184,939.

Other income for the three months ended December 31, 2010 reflects a decrease in interest income of $18,173 compared to the three months ended December 31, 2009, due primarily to decreasing investment balances and lower interest rates on invested funds.

Cost and Expenses and Other Expense:

Total costs and expenses for the three months ended December 31, 2010 and 2009 were $2,029,079 and $3,906,336, respectively. This decrease of $1,877,257 in the three months ended December 31, 2010 was primarily due to the following:

•
decreased costs of product sales of $174,127 because product shipments decreased in the quarter ended December 31, 2010 due to the need for PECC inverter certification to UL standard 1741 for certain orders and a decrease in cost of engineering and development revenues of $872,322 due to the completion of activities required under the AEST contract during the year ended June 30, 2010 and decreases in other engineering and development contracts; and

•
increases in advanced engineering and development expenses of $445,818 primarily due to an increase in engineering and development expense of $646,656 for an increase in engineering and development activities in our Australian subsidiary after the completion of the AEST project and a decrease in rework expense of $203,838 related to battery stack manufacturing issues; and

•	decrease in employee severance pay expense of $390,000 and decrease in fund raising expense of $120,000; and
•	decrease in impairment and other equipment charges of $780,231.

Other expenses for the three months ended December 31, 2010 and 2009 consisted primarily of interest expenses of $46,869 and $30,862, respectively.

Net Loss:

Our net loss for the three months ended December 31, 2010 decreased by $1,522,876 to $1,838,274 from the $3,361,150 net loss for the three months ended December 31, 2009.  This decrease in loss was primarily the result of decreases in expenses as described above.

Six  months ended December 31, 2010 compared with the six months ended December 31, 2009:

Revenue and Other income:

Our revenues for the six months ended December 31, 2010 and 2009 were $234,681 and $1,367,368, respectively.  This was the result of a decrease in revenues of $888,044 from commercial product sales and revenues, and a $244,643 decrease in engineering and development revenues as compared to the six months ended December 31, 2009.  The decrease in commercial product sales and revenues is primarily the result of a delay in certain orders due to the need for PECC inverter certification to UL standard 1741, which is expected in early calendar year 2011, and some temporary installation issues with an order shipped during the six months ended December 31, 2010.  The decrease in engineering and development revenues is primarily due to the Company completing all final accounting and the final research report to complete the entire AEST project with the Commonwealth of Australia.  Final submission of the required financial information to the Commonwealth of Australia was completed in November 2010, and the Company received the final payment from the Commonwealth of Australia in November 2010 of $184,939.

Other income for the six months ended December 31, 2010 reflects a decrease in interest income of $42,879 compared to the six months ended December 31, 2009, due primarily to decreasing investment balances and lower interest rates on invested funds.

Cost and Expenses and Other Expense:

Total costs and expenses for the six months ended December 31, 2010 and 2009 were $4,033,163 and $6,169,184, respectively. This decrease of $2,136,021 in the six months ended December 31, 2010 was primarily due to the following:

•
decreased costs of product sales of $820,229 due to a decease in product shipments and because products that shipped in the six months ended December 31, 2010 were not fully commissioned and accepted by the customer and a decrease in cost of engineering and development revenues of $1,166,777 due to the completion of activities required under the AEST contract during the year ended June 30, 2010 and a decrease in other engineering and development contracts; and

•
increases in advanced engineering and development expenses of approximately $960,000 primarily due to an increase in the Company’s engineering and development activities for its next generation battery module and the PECC systems, less decreases in rework expense of approximately $200,000; and

•	decrease in employee severance pay expense of $390,000 and decrease in fund raising expense of $120,000
•	legal and accounting fees increase of approximately $130,000 related to certain accounting matters; and
•	decrease in impairment and other equipment charges of $780,231.

Other expenses for the six months ended December 31, 2010 and 2009 consisted primarily of interest expenses of $78,876 and $62,894, respectively.

Net Loss:

Our net loss for the six months ended December 31, 2010 decreased by $964,806 to $3,872,575 from the $4,837,381 net loss for the six months ended December 31, 2009.  This decrease in loss was primarily the result of the decreases in expenses as described above partially offset by the reduction in revenues.

Liquidity and Capital Resources:

Since our inception, our research, advanced engineering and development, and operations were primarily financed through debt and equity financings, and government research contracts.  Total paid in capital as of December 31, 2010 was $53,771,533.   We had a cumulative deficit of $50,767,252 as of December 31, 2010 compared to a cumulative deficit of $46,894,677 as of June 30, 2010.  At December 31, 2010 we had a working capital deficit of $906,815 compared to a June 30, 2010 working capital deficit of $800,204.  Our shareholders’ equity as of December 31, 2010 and June 30, 2010 was $382,355 and $1,451,277, respectively.

On August 30, 2010 we entered into an amended and restated securities purchase agreement (“Socius Agreement”) with Socius CG II, Ltd. (“Socius”). Pursuant to the Socius Agreement we have the right over a term of two years, subject to certain conditions, to require Socius to purchase up to $10 million of redeemable subordinated debentures and/or shares of redeemable Series A preferred stock in one or more tranches.  The debentures bear interest at an annual rate of 10% and the shares of Series A preferred stock accumulate dividends at the same rate.  Both the debentures and the shares of Series A preferred stock are redeemable at our election at any time after the one year anniversary of issuance.  Neither the debentures nor the Series A preferred shares are convertible into common stock.  Shares of Series A preferred stock were subsequently authorized.  Upon authorization, the outstanding debentures were automatically converted into shares of Series A preferred stock. Under the Socius Agreement, in connection with each tranche Socius will be obligated to purchase that number of shares of our common stock equal in value to 135% of the amount of the tranche at a per share price equal to the closing bid price of the common stock on the trading day preceding our delivery of the tranche notice. Socius may pay for the shares it purchases at its option, in cash or with a secured promissory note. Our ability to submit a tranche notice is subject to certain conditions including that: (1) a registration statement covering our sale of shares of common stock to Socius in connection with the tranche is effective and (2) the issuance of such shares would not result in Socius and its affiliates beneficially owning more than 9.99% of our common stock.

During the six months ended December 31, 2010 we delivered the first and second tranche notice under the Socius Agreement pursuant to which Socius purchased from us $517,168 of debentures and $490,000 of preferred stock.   In connection with the tranches, (1) Socius purchased 2,069,793 shares of common stock for a total purchase price of $1,359,677 and at a per share weighted average purchase price of $0.66 and (2) we issued to Socius 893,097 shares of common stock in payment of the commitment fee payable by us to Socius in connection with the initial tranche under the Socius Agreement. Socius paid for the shares of common stock it purchased with secured promissory notes maturing the later of four years or when we have redeemed all preferred stock issued by us to Socius under the Socius Agreement.

On October 12, 2010, we entered into Stock Purchase Agreements with certain investors providing for the sale of a total of 3,329,467 shares of the Company’s common stock for an aggregate purchase price of $1,435,000 at a price per share of $0.431 which was the closing price of the Company’s common stock on October 12, 2010.  $425,000 of these shares were purchased by members of the Company’s Board of Directors.  2,111,369 of these shares were offered by the Company pursuant to its universal shelf registration statement on Form S-3 described below.  The balance of the shares were sold in a private placement transaction.

On May 1, 2009 we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC) for a $10 million universal shelf, which was declared effective by the SEC on May 13, 2009.  We took this action as a measure in anticipation of our possible future needs to raise additional investment capital to fund additional working capital and further capital expenditures.  On August 18, 2009, we used this universal shelf registration statement to complete a registered direct sale of 1,791,667 units at $1.20 per unit consisting of an aggregate of 1,791,667 shares of common stock and warrants to purchase 358,333 shares of common stock at an exercise price of $1.33 per share.  The proceeds to the Company after deducting placement agent fees and offering expenses were approximately $1.9 million.  On March 9, 2010, we used this universal shelf registration statement to complete a registered direct sale 2,243,750 units at $.80 per unit consisting of an aggregate of 2,243,750 shares of common stock and warrants to purchase 1,121,875 shares of common stock at an exercise price of $1.04 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.6 million.

In December 2009 we were awarded a $1.3 million Wisconsin Clean Energy Business Loan through the American Recovery and Reinvestment Act.  We closed this loan transaction in May 2010 and we had received $1,300,000 under the loan as of December 31, 2010.

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

We also have $38 million of net operating loss carryforwards and $14.675 million of Department of Energy sponsored tax credits. The tax credits require the Company to invest approximately $50 million in plant and equipment, which the Company has started but has not completed.  We are exploring ways to monetize or to use these benefits.  However, there can be no assurance that these efforts will prove successful.

Our investment capital requirements will depend upon numerous factors, including our ability to control expenses, the progress of our engineering and development programs, the success of our marketing and sales efforts and our ability to obtain alternative funding sources such as government grants.  In order to actively manage financing risk, the board of directors has worked with management to carefully consider financing alternatives and to implement cost containment measures.  Actions taken by the board of directors and management in fiscal 2011 to date include: 1) execute an overall reduction in controllable expenses to preserve cash resources including continuing our revised non-employee director compensation policy under which fees are paid primarily with equity instead of cash; 2) actively pursue additional sources of capital to fund working capital and operating needs; 3) pursue government grant and federal stimulus package opportunities; 4) file a new $25 million universal shelf registration statement with the SEC as described in further detail below; and 5) pursue potential strategic transactions such as the Tier acquisition through which we may grow our business and/or obtain non-dilutive financing.

As described above, in January 2011 we consummated the acquisition of substantially all of the assets of Tier Electronics, LLC (“Seller”) used in connection with Seller’s business of developing, manufacturing, marketing and selling power electronics products for and to original equipment manufacturers in various industries.  This acquisition significantly expands our product portfolio, customer base and served market and is expected to add significantly to revenue growth and be accretive to operating cash flows.

On January 31, 2011 we filed with the SEC a universal shelf registration statement on Form S-3 covering the offer and sale from time to time of up to $25 million of securities, which may include additional securities issued pursuant to the Socius Agreement as well as other equity, debt and other securities as described in the registration statement. While we do not have any immediate plans to offer securities under this shelf registration, it is intended to give the Company the flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market or other conditions.

We believe we have the necessary financing vehicles in place, including the Socius Agreement described above, to fund the Company for the remainder of this fiscal year.  However, there can be no assurances that unforeseen circumstances will not jeopardize the Company’s ability to draw on these financing vehicles.  Therefore, we are continuing to seek additional sources of funds to add to the financing vehicles already in place.  However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If we are unable to obtain such needed capital, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations.

Operating Activities

For the six months ended December 31, 2010, net cash used in operations was $3,576,277.  Cash used in operations resulted from a net loss of $3,872,575, reduced by $482,049 in non-cash adjustments and increased by $185,751 in net changes to working capital. Increases in inventories of $69,854 were required to restock for production start-up, offset by an increase in accounts payable of $143,363 due to the extension of payment terms with suppliers.  Accrued compensation and benefits decreased by $221,153, primarily due to the payment of the balance due under the severance agreement with a former CEO of the Company. Accrued expenses decreased by $79,034 due to the timing of payments, less increases in accrued warranty.  Working capital increased by $214,511 due to a net increase in deferred revenue relating to customer deposits.  Non-cash adjustments to operations included $310,788 of stock based compensation expense, and $171,261 of depreciation expense.

Investing Activities

For the six months ended December 31, 2010, net cash used by investing activities was $318,310, resulting from cash used for the purchase of property and equipment.

Financing Activities

For the six months ended December 31, 2010, net cash provided by financing activities was $3,261,854 resulting from $1,300,000 in proceeds from the issuance of a note payable, offset by repayments of $219,501 of principal on bank loans and notes payable, proceeds from issuance of debentures notes payable and preferred stock under the Socius Agreement of $1,007,168 and proceeds from issuance of common stock, net of issuance costs totaling $1,174,187.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of December 31, 2010.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls

As previously reported in the Company’s Form 10-Q for the period ended September 30, 2010, management determined that the Company did not have procedures in place as of September 30, 2010 for the review of compliance with debt covenants.  The Company remediated this deficiency during the period covered by this quarterly report on 10-Q, by establishing a procedure under which compliance with debt covenants is reviewed at each financial reporting date.  Other than the change to its internal control over financial reporting discussed in the preceding sentence, during the period covered by this quarterly report on Form 10-Q, the Company has not made any changes to its internal control over financial reporting (as referred to in Paragraph 4(b) of the Certifications of the Company’s principal executive officer and principal financial officer included as exhibits to this report) that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.

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

We may experience difficulties in integrating the business of Tier Electronics LLC and could fail to realize the potential benefits of the acquisition.

In January 2011 we acquired substantially all of the assets of Tier Electronics, LLC (“Seller”) used in connection with Seller’s business of developing, manufacturing, marketing and selling power electronics products for and to original equipment manufacturers in various industries.  This acquisition significantly expands our product portfolio, customer base and served market and is expected to add significantly to revenue growth and be accretive to operating cash flows.  However, these expectations are based on preliminary projections which may materially change.  Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties including:

•	our ability to integrate certain of Seller’s operations or take advantage of expected growth opportunities;
•	general market and economic conditions;
•	general competitive factors in the marketplace; and
•	potentially higher than expected costs required to achieve the anticipated benefits of the acquisition.

Our inability to realize the potential benefits of the acquisition, as well as any delay in successfully integrating Seller’s business, could have an adverse effect upon our revenues, level of expenses and operating results.

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

On December 2, 2010, we received notice from the NYSE Amex staff indicating that we were noncompliant with the requirements of Section 1003(a)(i) of the NYSE Amex’s company guide with respect to minimum stockholders’ equity based on our annual report for the period ended June 30, 2010, and our quarterly report for the period ended September 30, 2010.  The notice provided that we should submit a plan that would reestablish compliance with the listing requirements.  We submitted a compliance plan to the NYSE Amex staff, and on February 4, 2011, the NYSE Amex staff notified us that they had accepted our compliance plan.  The NYSE Amex staff granted us an extension until June 12, 2012, to regain compliance with the continued listing standards.  We will be able to continue our listing during the plan period pursuant to the extension and will be subject to periodic review by the NYSE Amex staff.  Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the applicable extension periods could result in our shares being delisted from the NYSE Amex.

If the NYSE Amex delists our common stock from trading for this reason or for failing to meet any other ongoing listing requirements, among other things, it could lead to a number of negative implications, including reduced liquidity in our common stock and greater difficulty in obtaining financing. There can be no assurance that our common stock will remain eligible for trading on the NYSE Amex.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.            (REMOVED AND RESERVED)

ITEM 5.            OTHER INFORMATION

None

ITEM 6.            EXHIBITS

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZBB ENERGY CORPORATION

February 14, 2011	By:	/s/Eric C. Apfelbach
	Name:	Eric C. Apfelbach
	Title:	Chief Executive Officer
(Principal Executive Officer)

February 14, 2011	By:	/s/ Will Hogoboom
	Name:	Will Hogoboom
	Title:	Chief Financial Officer
(Principal financial officer and
Principal accounting officer)

EXHIBIT INDEX
Item 15(c) Exhibits:

Exhibit No.	Description	Incorporated by Reference to

4.1	Amendment to Articles of Incorporation	Incorporated by reference to Appendix B attached to the Company’s Definitive Proxy Statement filed on September 24, 2010

4.2	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	Incorporated by reference to Appendix C attached to the Company’s Definitive Proxy Statement filed on September 24, 2010

10.1	2010 Omnibus Long-term Incentive Plan	Incorporated by reference to Appendix A attached to the Company’s Definitive Proxy Statement filed on September 24, 2010

10.2	Form of Stock Purchase Agreement, dated October 12, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2010

10.3	Form of Stock Purchase Agreement, dated October 12, 2010	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 13, 2010

10.4	Independent contractor agreement dated December 1, 2010 between ZBB Energy Corporation and Will Hogoboom	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 6, 2010

10.5	Form of Stock Purchase Agreement, dated December 29, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2010

10.6	Form of Stock Purchase Agreement, dated December 29, 2010	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 30, 2010

10.7	Financial Advisory Agreement between ZBB Energy Corporation and Stonegate Securities, Inc., dated December 29, 2010	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 30, 2010

10.8	ZBB Energy Corporation Director Compensation Policy dated November 10, 2010

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002