Form 10-Q
period 2011-03-31
ZBB ENERGY CORP
filed 2011-05-16
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 16, 2011
Common Stock, $.01 par value per share	26,787,952

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

ZBB ENERGY CORPORATION
Condensed Consolidated Balance Sheets

	March 31, 2011
	(Unaudited)	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$1,924,537	$1,235,635
Accounts receivable	175,072	7,553
Inventories	1,890,089	702,536
Prepaid and other current assets	89,356	149,098
Refundable income taxes	180,000	-
Total current assets	4,259,054	2,094,822
Long-term assets:
Property, plant and equipment, net	4,099,961	3,568,823
Intangible assets, net	1,988,264	-
Goodwill	803,079	803,079
Total assets	$11,150,358	$6,466,724

Liabilities and Shareholders' Equity
Current liabilities:
Bank loans and notes payable	$809,352	$395,849
Accounts payable	1,079,034	869,179
Accrued expenses	823,800	539,100
Deferred revenues	931,241	325,792
Accrued compensation and benefits	308,422	765,106
Total current liabilities	3,951,849	2,895,026
Long-term liabilities:
Bank loans and notes payable	4,050,174	2,120,421
Total liabilities	8,002,023	5,015,447

Shareholders' equity
Series A preferred stock ($0.01 par value, $10,000 face value) 10,000,000 authorized 355.4678 and 0 shares issued	3,626,791	-
Common stock ($0.01 par value); 150,000,000 authorized 26,787,952 and 14,915,389 shares issued	267,880	149,155
Additional paid-in capital	58,127,616	49,770,987
Notes receivable - common stock	(3,620,214)	-
Treasury stock - 13,833 shares	(11,136)	(11,136)
Accumulated other comprehensive (loss)	(1,606,561)	(1,563,052)
Accumulated (deficit)	(53,636,041)	(46,894,677)
Total shareholders' equity	3,148,335	1,451,277
Total liabilities and shareholders' equity	$11,150,358	$6,466,724

See accompanying notes to condensed consolidated financial statements

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Revenues
Product sales and revenues	$205,971	$29,669	$255,713	$967,455
Engineering and development revenues	-	159,111	184,939	588,693
Total Revenues	205,971	188,780	440,652	1,556,148

Costs and Expenses
Cost of product sales	221,463	-	300,521	899,287
Cost of engineering and development revenues	-	170,594	-	1,293,110
Advanced engineering and development	1,311,994	735,355	2,737,849	1,245,087
Selling, general, and administrative	1,425,886	1,141,069	3,782,875	3,748,839
Depreciation and amortization	220,485	83,622	391,746	333,270
Impairment and other equipment charges	-	47,858	-	828,089
Total Costs and Expenses	3,179,828	2,178,498	7,212,991	8,347,682

Loss from Operations	(2,973,857)	(1,989,718)	(6,772,339)	(6,791,534)

Other Income (Expense)
Interest income	2,021	8,074	6,231	55,163
Interest expense	(76,953)	(54,261)	(155,829)	(117,155)
Other income (expense)	-	14,201	573	(5,559)
Total Other Income (Expense)	(74,932)	(31,986)	(149,025)	(67,551)

Loss before provision for Income Taxes	(3,048,789)	(2,021,704)	(6,921,364)	(6,859,085)

Provision (benefit) for Income Taxes	(180,000)	-	(180,000)	-
Net Loss	$(2,868,789)	$(2,021,704)	$(6,741,364)	$(6,859,085)

Net Loss per share-
Basic and diluted	$(0.12)	$(0.16)	$(0.33)	$(0.56)
Weighted average shares-basic and diluted:
Basic	24,384,459	12,933,506	20,343,159	12,285,867
Diluted	24,384,459	12,933,506	20,343,159	12,285,867

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Changes in Shareholders' Equity (unaudited)

	Number of Shares	Series A Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Notes Receivable - Common Stock	Treasury Stock	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Shareholders' Equity	Comprehensive Loss

Balance: July 1, 2009			10,618,297	$106,183	$45,549,079	$-	$-	$(1,601,576)	$(37,287,851)	$6,765,835

Issuance of common stock, net of costs and underwriting fees			4,035,417	40,355	3,661,495					3,701,850
Equity offering costs					(244,409)					(244,409)
Stock-based compensation					527,439					527,439
Settlement of stock purchase agreement			(28,750)	(287)	287					~~-~~
Retired restricted stock			(46,921)	(469)	469					~~-~~
Issuance of restricted common stock offering			337,346	3,373	276,627					280,000
Purchase of treasury stock							(11,136)			(11,136)
Net loss									(9,606,826)	(9,606,826)	$(9,606,826)
Net translation adjustment								38,524		38,524	38,524
Balance: June 30, 2010			14,915,389	149,155	49,770,987	-	(11,136)	(1,563,052)	(46,894,677)	1,451,277	(9,568,302)

Issuance of common stock, net of costs and underwriting fees			9,993,976	99,940	6,664,598	(3,529,644)				3,234,893
Issuance of commitment fee shares			893,097	8,930	579,306					588,236
Issuance of common stock for acquisition of net assets of Tier Electronics			800,000	8,000	912,000					920,000
Equity issuance costs			180,000	1,800	(747,346)					(745,546)
Conversion of debenture notes payable to preferred stock	52.4678	524,678								524,678
Issuance of preferred stock, net of issuance costs	303.0000	3,030,000								3,030,000
Conversion of cash settled RSU's to stock settled RSU's					315,833					315,833
Stock-based compensation					602,003					602,003
Interest on notes receivable - common stock					90,570	(90,570)				~~-~~
Accretion of dividends on preferred stock		72,113			(72,113)					~~-~~
Issuance of warrants					11,834					11,834
Other			5,490	55	(55)					~~-~~
Net loss									(6,741,364)	(6,741,364)	(6,741,364)
Net translation adjustment								(43,509)		(43,509)	(43,509)
Balance: March 31, 2011	355.4678	$3,626,791	26,787,952	$267,880	$58,127,617	$(3,620,214)	$(11,136)	$(1,606,561)	$(53,636,041)	$3,148,335	$(6,784,873)

  See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(6,741,364)	$(6,859,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	258,088	333,270
Amortization of intangible assets	133,658	-
Change in inventory allowance	-	29,699
Impairment and other equipment charges	-	828,089
Stock-based compensation	602,003	303,791
Changes in assets and liabilities, net of the effects of business acquisition
Accounts receivable	56,737	288,746
Inventories	(337,621)	562,017
Prepaids and other current assets	59,742	89,410
Other receivables-interest	-	19,746
Refundable income taxes	(180,000)	-
Accounts payable	68,853	(252,245)
Accrued compensation and benefits	(140,851)	402,360
Accrued expenses	35,333	423,835
Deferred revenues	245,587	(655,819)
Net cash used in operating activities	(5,939,835)	(4,486,186)
Cash flows from investing activities
Expenditures for property and equipment	(772,892)	(156,284)
Acquisition of business, net of cash acquired	(225,922)	-
Bank certificate of deposit	-	1,000,000
Net cash (used in) provided by investing activities	(998,814)	843,716
Cash flows from financing activities
Proceeds from bank loans and notes payable	1,300,000	156,000
Repayments of bank loans and notes payable	(306,744)	(342,367)
Proceeds from issuance of debenture notes payable	517,168	-
Proceeds from issuance of Series A preferred stock	3,030,000	-
Proceeds from issuance of common stock net of issuance costs	3,077,582	3,777,670
Purchase of treasury stock	-	(11,136)
Net cash provided by financing activities	7,618,006	3,580,167
Effect of exchange rate changes on cash and cash equivalents	9,545	17,444
Net increase (decrease) in cash and cash equivalents	688,902	(44,859)
Cash and cash equivalents - beginning of period	1,235,635	2,970,009

Cash and cash equivalents - end of period	$1,924,537	$2,925,150

Cash paid for interest	$126,914	$111,927

Supplemental schedule of non-cash investing and financing activities:
Conversion of debenture notes payable to Series A preferred stock	$524,678	$-
Issuance of common stock for discounted notes receivable	3,529,644	-
Issuance of common stock as consideration for equity issuance costs	683,634	-
Conversion of cash settled RSUs to stock settled RSUs	315,833	-
Issuance of warrants for purchase of property and equipment	11,834	-
See Note 2 for amounts related to the acquisition of the business

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2011

NOTE 1 — NATURE OF ORGANIZATION

ZBB Energy Corporation (“ZBB” or the “Company”) develops and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc- bromide rechargeable electrical energy storage technology.  A developer and manufacturer of modular, scalable and environmentally friendly power systems (“ZESS POWR™”), ZBB Energy was founded in 1998 and is headquartered in Wisconsin, USA with offices also located in Perth, Western Australia. As described in Note 2 in January 2011 the Company acquired substantially all of the net assets of Tier Electronics LLC.

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

The condensed consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, ZBB Technologies, Inc. which operates a manufacturing facility in Menomonee Falls, Wisconsin, ZBB Technologies, Ltd. which has its advanced engineering and development facility in Perth, Australia, and Tier Electronics LLC which operates a manufacturing facility in Menomonee Falls, Wisconsin.

NOTE 2 – BUSINESS ACQUISITION

On January 21, 2011 (“Closing Date”), the Company entered into an Asset Purchase Agreement under which the Company acquired substantially all of the net assets of Tier Electronics, LLC (“Seller”) used in connection with Seller’s business of developing, manufacturing, marketing and selling power electronics products for and to original equipment manufacturers in various industries.  The purchase price was comprised of (1) a $1.35 million promissory note issued by the Company, (2) 800,000 shares of the Company’s common stock, and (3) payment of approximately $245,000 of Seller’s obligations.  The promissory note is in the principal amount of $1,350,000 and bears interest at a fixed annual rate equal to eight percent.  The principal balance of the note is payable in three equal installments of $450,000 on the first, second and third anniversaries of the Closing Date.  Accrued interest is payable monthly.  The following table reconciles the purchase price to the cash consideration paid:

Total purchase price	$2,515,071
Less debt and equity issued to Seller:
Note Payable	(1,350,000)
Common Stock	(920,000)
Total debt and equity issued to Seller	(2,270,000)
Total cash paid	245,071
Less cash acquired	(19,149)
Acquisition of business, net of cash acquired	$225,922

The Company accounted for the acquisition using the purchase method under accounting principles generally accepted in the United States of America (“US GAAP”).    The purchase method requires that assets acquired and liabilities assumed in a business combination be recognized at fair value.  A summary of the preliminary allocation of the assets acquired and the liabilities assumed in the connection with the acquisition based on their estimated fair values is as follows:

Cash and cash equivalents	$19,149
Accounts receivable	225,081
Inventories	849,932
Property and equipment	4,500
Other intangible assets	2,121,097
Accounts payable	(141,003)
Accrued expenses	(203,823)
Deferred revenue	(359,862)
Net assets acquired	$2,515,071

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of the assets and liabilities has been determined by management and are based on significant inputs that are generally not observable in the market (level 3 measurements).  Key assumptions that were used by management are as follows:

Financial Assets and Liabilities

Accounts receivable, prepaid expenses and other current and noncurrent assets, and accounts payable and accrued expenses, were valued at fair value which approximated the carrying value of such assets and liabilities on the financial statements of the acquired entity as of the acquisition date.

Inventories were valued at fair value based on estimated net realizable value less costs to complete and sales costs.  Deferred revenues were valued at fair value based on the amounts that will be applied as customer credits to future shipments.

Property and Equipment

Property and equipment was valued based on the estimated market value of similar equipment.

Other Intangible Assets

The Company acquired certain identifiable intangible assets as part of the transaction which included:   $300,000 in a non compete agreement, $278,000 in a license agreement, and $1,543,097 in a trade secrets agreement.  The fair value of these intangibles were estimated based upon an income approach methodology. Critical inputs into the valuation model for these intangibles include estimations of expected revenue and attrition rates, expected operating margins and capital requirements.

Acquisition Related Expenses

Included in the consolidated statement of operations for the period from January 21, 2011 (date of acquisition) to March 31, 2011 were transaction expenses aggregating approximately $150,000 for advisory and legal costs incurred in connection with the business acquisition.

Tier Electronics, LLC operates as a wholly owned subsidiary of the Company.  Tier Electronics, LLC leases its facility from the former owner of the Seller under a lease agreement expiring December 31, 2014.  The rental rate is $84,000 per annum.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.

In connection with this acquisition the Company awarded inducement options to purchase a total of 750,000 shares of the Company’s common stock at an exercise price of $1.15 to certain members of management of Tier Electronics, LLC.  The options vest as follows: (1) 420,000 will vest in three equal annual installments beginning on December 31, 2011 based on achievement of certain revenue targets and (2) 330,000 vest in three equal annual installments beginning on the one-year anniversary of the Closing Date.

The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Acquisition had been completed as of July 1 of the respective period

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of July 1 of each period or that may be obtained in the future.

Unaudited Pro Forma Information

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Revenue	$272,026	$440,740	$1,422,789	$2,412,282
Net Loss	$(2,940,838)	$(2,515,383)	$(7,405,589)	$(7,694,982)

Net Loss per share-
Basic and diluted	$(0.12)	$(0.18)	$(0.35)	$(0.59)

Weighted average shares-basic and diluted:
Basic	25,184,459	13,733,506	21,143,159	13,085,867
Diluted	25,184,459	13,733,506	21,143,159	13,085,867

Pro forma information primarily reflects adjustments relating to interest on the promissory note and amortization of intangibles acquired in the acquisition.

NOTE 3 – GOING CONCERN

The consolidated financial statements as of March 31, 2011 and for the nine months then ended have been prepared on the basis of a going concern which contemplates that ZBB Energy Corporation and subsidiaries will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $6,741,364 for the nine months ended March 31, 2011 and as of March 31, 2011 has an accumulated deficit of $53,636,041 and shareholders’ equity of $3,148,335.  The ability of the Company to meet its total liabilities of $8,002,023 and to continue as a going concern is dependent upon the availability of future funding and achieving profitability.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company believes, with the financing sources in place and with other potential financing sources, that it will be able to raise the capital necessary to fund operations through the remainder of fiscal year 2011.  The Company’s sources of additional capital in the remainder of the year ending June 30, 2011 include the raising of additional capital pursuant to an agreement with Socius CG II, Ltd. (“Socius”), as described in Note 11. As of March 31, 2011 there was approximately $6.5 million of availability under this facility.  However, this facility places certain restrictions on our ability to draw on it.  For example, our ability to submit a tranche notice under the Socius Agreement is subject to certain conditions including that: (1) a registration statement covering our sale of shares of common stock to Socius in connection with the tranche is effective and (2) the issuance of such shares would not result in Socius and its affiliates beneficially owning more than 9.99% of our common stock.  These limitations have been carefully considered by the Company and notwithstanding such limitations management has successfully utilized this facility and believes it will continue to be able to do so.  As described in Note 11, during the nine month period ended March 31, 2011, the Company delivered four tranche notices to Socius pursuant to which Socius purchased $517,168 of debentures and $3,030,000 of Series A preferred stock, respectively.  However, there can be no assurances that unforeseen circumstances will not jeopardize the Company’s ability to draw on this and other potential financing sources.

Accordingly, the Company is currently exploring various alternatives including debt and equity financing vehicles, strategic partnerships, and/or government programs that may be available to the Company, as well as trying to generate additional sales and increase margins.  As described in Note 11, in January 2011 the Company raised an additional $2 million through the sale of shares of Company common stock to certain investors.  As described in Note 16, in April 2011, the Company entered into a Collaboration Agreement with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which Honam will pay the Company a total of $3 million dollars as follows: (1) $1 million within 10 days following execution of the Collaboration Agreement; (2) $500,000 by June 30, 2011; (3) $1.2 million by October 10, 2011 and (4) $300,000 within 10 days after a V3 single stack is set up at Honam’s research and development center.  However, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the nine month period ended March 31, 2011 are not necessarily indicative of the results that might be expected for the year ending June 30, 2011.
The condensed consolidated balance sheet at June 30, 2010 has been derived from audited financial statements at that date, but do not include all of the information and disclosures required by GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended June 30, 2010.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with US GAAP. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying condensed consolidated financial statements include those related to:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	restructuring, reorganization, relocation and severance costs;

•	contract costs;

•	warranty liabilities;

•	tax valuation allowances;

•	stock-based compensation; and

•	fair values of assets acquired and liabilities assumed in a business combination.

Income Taxes

The Company records deferred income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of March 31, 2011 and June 30, 2010.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. The Company’s management has reviewed the Company’s tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities as of March 31, 2011 and June 30, 2010.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed to the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there are no long-lived assets impaired as of March 31, 2011 and June 30, 2010.

Intangible Assets

Intangible assets generally result from business acquisitions.  The Company accounted for the January 21, 2011 business acquisition by assigning the purchase price to identifiable tangible and intangible assets and liabilities.  Assets acquired and liabilities assumed were recorded at their estimated fair values.  Other intangible assets consist of a non compete agreement, license agreement, and trade secrets.

Amortization is recorded for other intangible assets with determinable lives. Other intangible assets are amortized using the straight line method over the estimated useful lives of the respective assets.  The estimated useful lives of other intangible assets are as follows:

Estimated Useful Lives
Non compete agreement	3
License agreement	3
Trade secrets	3

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

Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  Based on this method, the Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of March 31, 2011 and June 30, 2010.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of nine months or less to be cash equivalents.  The Company maintains its cash deposits at financial institutions predominately in the United States.  At times such balances may exceed federally insurable limits.  The Company has not experienced any losses in such accounts.

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

The portion of revenue related to engineering and development is recognized ratably upon delivery of the goods pertaining to the underlying contractual arrangement.

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

Total revenues of $205,971 and $440,652 were recognized for the three and nine months ended March 31, 2011, respectively, and were comprised of two significant customers (97% of total revenues) for the three months ended March 31, 2011 and four significant customers (99% of total revenues) for the nine months ended March 31, 2011.  Total revenues of $188,780 and $1,556,148 were recognized for the three and nine months ended March 31, 2010, respectively, and were comprised of three and four significant customers, respectively (100% of total revenues).

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

Included in engineering and development revenues was $0 and $184,939 for the three and nine months ended March 31, 2011, respectively, and $159,111 and $463,683 for the three and nine months ended March 31, 2010, respectively, related to the Agreement.  Included in cost of engineering and development revenues was $0 for the three and nine months ended March 31, 2011, respectively, and $170,594 and $887,557 for the three and nine months ended March 31, 2010, respectively, related to the Agreement.

As of March 31, 2011 and June 30, 2010, the Company had no unbilled amounts from engineering and development contracts. The Company had no customer payments from engineering and development contract revenue, representing deposits in advance of performance of the allowable work as of March 31, 2011 and June 30, 2010.

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

During the nine months ended March 31, 2010, battery stack manufacturing issues were discovered as result of an internal test failure.  As a result, the Company has implemented several manufacturing process changes to eliminate the potential for future failures and will adjust its warranty reserves accordingly.  We will adjust our warranty rates in future periods as these processes are implemented and tested.

Management also reviews the status of all active contracts to determine if there are any conditions due to warranty, costs to complete, and other commitments to completing the contract.  If indications are an adverse net financial outcome is likely, a provision is made for the total loss anticipated.

As of March 31, 2011 and June 30, 2010, included in the Company’s accrued expenses were approximately $538,000 and $520,000, respectively, in warranty reserves.

Loss per Share

The Company follows the FASB ASC topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the three and nine months ended March 31, 2011 there were 6,596,219 of underlying options, restricted stock units and warrants that are excluded.  For the three and nine months ended March 31, 2010 there were 2,609,050 of underlying options and warrants that are excluded.

Stock-Based Compensation

The Company measures all “Share-Based Payments", including grants of stock options, restricted shares and restricted stock units, to be recognized in its consolidated statement of operations based on their fair values on the grant date, consistent with FASB ASC topic 718, “Stock Compensation,” guidelines.

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

The Company has agreed to compensate its directors with restricted stock units (“RSUs”) rather than cash.  The RSUs were classified as liability awards as of June 30, 2010 because the RSUs were to be paid in cash upon vesting. The RSU award liability was measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company’s stock.  As of November 10, 2010, the June 30, 2010 RSUs were converted to stock based RSUs and were credited to additional paid-in capital. The grant date fair value of the restricted stock unit awards was determined using the closing stock price of the Company’s common stock on the day prior to the date of the grant, with the compensation expense amortized over the vesting period of restricted stock unit awards, net of estimated forfeitures.

The Company only recognizes expense to its statements of operations for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards. See Note 9.

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with the FASB ASC topic 220 “Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net currency translation adjustments applicable for the three and nine months ended March 31, 2011 and the year ended June 30, 2010 and is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

Concentrations of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and U.S. treasury investments, and bank certificates of deposit, and accounts receivable.

The Company maintains significant cash deposits primarily with two financial institutions, which at times may exceed federally insured limits. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit rating of these institutions as part of its investment strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to accelerated payment terms in current customer contracts and creditworthiness of the current customer base.

The carrying amounts of cash and cash equivalents, short-term investments, trade receivables, other current assets and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of bank loans and notes payable approximate fair value based on their terms which reflect market conditions existing as of March 31, 2011 and June 30, 2010.

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

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive. The Company adopted ASU 2010-17 during the nine months ended March 31, 2011.  The adoption had no impact on the Company’s consolidated financial statements.

NOTE 5 - INVENTORIES

Inventory balances are comprised of the following amounts as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
Raw materials	$1,346,358	$417,456
Work in progress	543,731	285,080
Total	$1,890,089	$702,536

NOTE 6– PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment balances are comprised of the following amounts as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
Land	$217,000	$217,000
Building and improvements	1,996,134	1,996,134
Manufacturing equipment	3,542,767	3,591,508
Office equipment	69,056	119,779
Construction in process	748,220	-
Total, at cost	6,573,177	5,924,421
Less, accumulated depreciation	(2,473,216)	(2,355,598)
Property, Plant & Equipment, Net	$4,099,961	$3,568,823

NOTE 7– INTANGIBLE ASSETS

Intangible assets are comprised of the following amounts as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
Non-Compete Agreement	$300,000	$-
License Agreement	278,000	-
Trade Secrets	1,543,922	-
Total, at cost	2,121,922	-
Less, accumulated amortization	(133,658)	-
Intangible Assets, Net	$1,988,264	$-

Amortization expense for periods subsequent to March 31, 2011 are as follows:

2011	$176,827
2012	707,307
2013	707,307
2014	396,823
$1,988,264

NOTE 8 – BANK LOANS AND NOTES PAYABLE

The Company's debt consisted of the following as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
Bank loans and notes payable-current	$809,352	$395,849
Bank loans and notes payable-long term	4,050,174	2,120,421
Total	$4,859,526	$2,516,270

On January 21, 2011 the Company entered into a promissory note for $1.35 million with TE Holdings Group, LLC in connection with the acquisition of the net assets of Tier Electronics LLC.  The promissory note is in the principal amount of $1,350,000 and bears interest at a fixed annual rate equal to eight percent.  The principal balance of the note is payable in three equal installments of $450,000 on the first, second and third anniversaries of the promissory note.  Accrued interest is payable monthly.  The outstanding principal balance was $1,350,000 at March 31, 2011.

On April 7, 2010 the Company entered into a loan agreement for $1.3 million with the Wisconsin Department of Commerce.  Payments of principal and interest under this loan are deferred until May 31, 2012.  The interest rate is 2%.  Payments of $22,800 per month are required starting June 1, 2012 with a final payment due on May 1, 2017.  Borrowings were not received until July 2010.  The loan is collateralized by equipment purchased with loan proceeds and with a General Business Security Agreement on all assets of the Company.  The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement.  The outstanding principal balance was $1,300,000 at March 31, 2011.

On July 1, 2009 the Company entered into a loan agreement to finance new production equipment.  The $156,000 bank note is collateralized by specific equipment, requiring monthly payments of $4,736 in principal and interest at 5.99% per annum through December 1, 2013. The outstanding principal balance was $68,552 and $107,155 at March 31, 2011 and June 30, 2010, respectively.

On May 14, 2008 the Company entered into two loan agreements to refinance its building and land in Menomonee Falls, Wisconsin:

The first loan requires a fixed monthly payment of principal and interest at a rate of .25% below the prime rate, subject to a prime rate floor of 5.25%, with any principal balance due at maturity on June 1, 2018 and collateralized by the building and land.  The outstanding principal balance was $774,003 and $805,084 at March 31, 2011 and June 30, 2010, respectively.

The second loan is a secured promissory note guaranteed by the U.S. Small Business Administration, requiring monthly payments of principal and interest at a rate of 5.5% until May 1, 2028.   The outstanding principal balance was $801,098 and $821,595 at March 31, 2011 and June 30, 2010, respectively.  The loan is collateralized by a mortgage on the building and land.

On November 28, 2008 the Company entered into a loan agreement with a bank.  The note is collateralized by specific equipment, requiring monthly payments of $21,000 of principal and interest; rate equal to the prime rate; maturity date of July 1, 2012. The outstanding principal balance was $565,873 and $733,536 at March 31, 2011 and June 30, 2010, respectively.

On January 27, 2007 the Company refinanced its equipment loan.  This loan was paid in full as of March 31, 2011.  The outstanding principal balance was $48,900 at June 30, 2010.

Maximum aggregate annual principal payments for years subsequent to March 31, 2011 are as follows:

2011	$809,352
2012	991,111
2013	875,566
2014	334,085
2015	353,861
2016 and thereafter	1,495,551
$4,859,526

The loan agreements with the bank require the Company to maintain a minimum amount of tangible net worth and meet certain operating ratios.  The Company was not in compliance with such covenants as of March 31, 2011, for which a waiver was obtained from the bank on November 9, 2010 which waived the covenants through June 29, 2011.

NOTE 9 – EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

For the nine months ended March 31, 2011 and 2010, the Company’s results of operations include compensation expense for stock options granted and restricted shares vested under its equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $556,327 and $303,791, based on the amortized grant date fair value of options during the nine months ended March 31, 2011 and 2010, respectively. The Company also recorded an expense of $45,676 during the three and nine months ended March 31, 2011 in connection with the extensions of the expiration dates of certain stock options.

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

During the nine months ended March 31, 2011 options to purchase 348,500 shares were granted to employees exercisable at prices from $0.46 to $1.36 and exercisable at various dates through March 2019.  As of March 31, 2011, options to purchase an additional 2,451,115 shares are available to be issued under the Omnibus Plan.

The Compensation Committee of the Company’s Board of Directors awarded inducement options to purchase a total of 750,000 shares of the Company’s common stock at an exercise price of $1.15 to certain members of management of Tier Electronics, LLC.  The options vest as follows: (1) 420,000 will vest in three equal annual installments beginning on December 31, 2011 based on achievement of certain revenue targets, (2) 330,000 vest in three equal annual installments beginning on the one-year anniversary of the Closing Date.

During the three months ended March 31, 2011, the expiration date of 75,000 options held by a former director of the Company was extended from March 31, 2011 to April 30, 2011, and the expiration date of 125,000 options was extended from March 31, 2011 to December 31, 2011.  The Company recorded an expense of $45,676 in connection with these extensions.

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorized the board of directors or a committee thereof to grant options to purchase up to a maximum of 1,500,000 shares to employees and directors of the Company.  During the year ended June 30, 2010 options to purchase 821,500 shares were granted to employees and directors under the 2007 Plan exercisable at prices from $0.95 to $1.39 and exercisable at various dates through April 2018.  During the nine months ended March 31, 2011, 74,500 options were granted to employees at exercise prices from $0.46 to $0.64 and expiration dates from August 2018 to October 2018 and 50,189 options were forfeited.  As of March 31, 2011, there were no options available to be issued under the 2007 Plan.

During 2005 the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorized the board of directors or a committee thereof to grant options to employees and directors of the Company. The maximum number of options available to be granted in aggregate at any time under the 2005 Plan was the number equivalent to 5% of the total number of issued shares of the Company including all shares in underlying options under the Company’s stock option and incentive plans. No options were issued under the 2005 Plan during year ended June 30, 2010 and the nine months ended March 31, 2011.  During the year ended June 30, 2010, 200,000 options were forfeited.  At March 31, 2011, options to purchase 50,000 shares with an exercise price of $3.82 and an expiration date of June 2012 were outstanding.  As of March 31, 2011, there were no options available to be issued under the 2005 Plan.

In 2002 the Company established the 2002 Stock Option Plan (the “SOP”) whereby a stock option committee was given the discretion to grant up to 579,107 options to purchase shares to key employees of the Company.  During the year ended June 30, 2010, 150,000 options to purchase shares were granted under the SOP to employees exercisable at prices from $0.49 to $0.75 and exercisable through June 2018, options for 87,907 shares forfeited, and options for 162,907 shares were forfeited.  During the six month period ended March 31, 2011 there were 100,000 options forfeited.  No options were issued under the SOP during the six month period ended March 31, 2011. At March 31, 2011 there were 375,000 options outstanding with exercise prices from $0.49 to $3.59 and exercise dates up to June 2018.  As of March 31, 2011, there were no options available to be issued under the SOP.

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

In aggregate for all plans, at March 31, 2011, the Company has a total of 3,339,803 options outstanding, 1,200,385 RSUs outstanding, and 2,451,115 shares available for future grant under the Omnibus Plan.

Information with respect to stock option activity under the employee and director plans is as follows:

Stock Option Activity	Number of Options	Weighted- Average Exercise Price Per Share
Balance at July 1, 2009	1,424,354	$3.24
Options granted	1,471,500	1.22
Options forfeited	(578,862)	3.49
Options exercised	-
Balance at June 30, 2010	2,316,992	1.92
Options granted	1,173,000	1.02
Options forfeited	(150,189)	3.21
Options exercised	-
Balance at March 31, 2011	3,339,803	$1.54

The following table summarizes information relating to the stock options outstanding at March 31, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.49 to $1.69	2,814,803	6.3	$1.16	872,914	$1.33
$3.59 to $3.82	525,000	3.5	3.61	481,250	3.61
Balance at March 31, 2011	3,339,803		$1.54	1,354,164	$2.14

During the nine months ended March 31, 2011 options to purchase 1,173,000 shares were granted to employees  exercisable at prices from $0.46 to $1.36 per share based on various service and performance based vesting terms from August 2011 through March 2014 and exercisable at various dates through March 2019.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the nine months ended March 31, 2011 and year ended June 30, 2010 using the Black-Scholes option-pricing model:

	2011	2010
Expected life of option (years)	2.5	2.5-4.75
Risk-free interest rate	.64% - 1.07%	1.2 - 1.4%
Assumed volatility	106 - 119%	62 - 70%
Expected dividend rate	0	0
Expected forfeiture rate	0	0

Time-vested and performance-based stock awards, including stock options, restricted stock and restricted stock units, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

A summary of the status of unvested employee stock options as of March 31, 2011 and June 30, 2010 and changes during the nine months and year then ended, is presented below:

Unvested Stock Option Activity	Number of Options	Weighted- Average Grant Date Fair Value Per Share
Balance at July 1, 2009	371,533	$0.77
Granted	1,471,500	0.58
Vested	(662,328)	0.49
Forfeited	(193,205)	0.29
Balance at June 30, 2010	987,500	0.62
Granted	1,173,000	0.66
Vested	(174,861)	0.61
Forfeited	-	-
Balance at March 31, 2011	1,985,639	$0.64

Total fair value of options granted in the nine months ended March 31, 2011 and 2010 was $772,560 and $794,009, respectively.  At March 31, 2011 there was $807,079 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next 3 years.

During the fourth quarter of fiscal 2010 the Company agreed to compensate its directors with restricted stock units (“RSUs”) rather than cash.  As a result included in accrued compensation and benefits at June 30, 2010 was $182,500 related to these awards. The RSUs were classified as liability awards because the RSUs were expected to be paid in cash upon vesting. These RSUs were converted to 574,242 stock settled RSUs in November 2010 and $182,500 was transferred from accrued compensation and benefits to additional paid-in capital.  The cash settled RSUs that were converted to stock settled RSUs were 100% vested upon conversion.  There were also $222,783 in directors fees expense and $7,000 in consulting fees expense settled with RSUs for the nine month period ended March 31, 2011.  As of March 31, 2011 there are 350,572 unvested RSUs which will vest through November 2011.  At March 31, 2011 there was $245,400 in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized through November 2011.  The vested RSUs are exercisable nine months after the holder’s separation from service with the Company.

A summary of the status of restricted stock units to be settled in stock as of March 31, 2011 and changes during the nine months then ended, is presented below:

Restricted Stock Unit Activity	Number of Restricted Stock Units	Weighted- Average Valuation Price Per Unit
Conversion of cash settled RSUs	574,242	$0.55
RSUs granted	626,143	0.70
RSUs forfeited	-	-
Balance at March 31, 2011	1,200,385	$0.63

NOTE 10 - NON RELATED PARTY WARRANTS

At March 31, 2011 there were outstanding warrants to purchase 40,000 shares issued by the Company to an equipment supplier in November 2010 exercisable at $0.56 per share and which expire in January 2014  The fair value of the warrants was $11,834 and is included in the cost of the property and equipment.

At March 31, 2011 there were outstanding warrants to purchase 1,121,875 shares acquired by certain purchasers of Company shares in March 2010 exercisable at $1.04 per share and which expire in September 2015.

At March 31, 2011 there were outstanding warrants to purchase 358,333 shares acquired by certain purchasers of Company shares in August 2009 exercisable at $1.33 per share and which expire in August 2015.

At March 31, 2011 there were outstanding warrants to purchase 120,023 shares acquired by Empire Financial Group, Ltd. in 2006 exercisable at $3.23 per share and which expire in September 2011.

At March 31, 2011 there were outstanding warrants to purchase 50,000 shares acquired by Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our United States public offering which are exercisable at $7.20 per share and which expire in September 2012.

At March 31, 2011 there are warrants to purchase 195,800 shares issued and outstanding to Strategic Growth International in connection with capital raising activities in 2006 and 2007, with expiration dates between September 2011 and September 2012 and with exercise prices of between $3.75 and $7.20.

The table below summarizes non-related party warrant balances:

Stock Warrants Non-related parties	Number of Warrants	Weighted- Average Exercise Price Per Share
Balance at July 1, 2009	365,823	$4.41
Warrants granted	1,480,208	1.11
Warrants expired	-
Warrants exercised	-
Balance at June 30, 2010	1,846,031	1.76
Warrants granted (See Note 10)	3,067,797	1.24
Warrants expired	-
Warrants exercised (See Note 10)	(3,027,797)	(1.25)
Balance at March 31, 2011	1,886,031	1.73

NOTE 11 – SHAREHOLDERS’ EQUITY

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

Under the Socius Agreement, in connection with each tranche Socius is obligated to purchase that number of shares of our common stock equal in value to 135% of the amount of the tranche at a per share price equal to the closing bid price of the common stock on the trading day preceding our delivery of the tranche notice.  Socius may pay for the shares it purchases at its option, in cash or a collateralized promissory note.  Any such promissory note will bear interest at 2.0% per year and is collateralized by securities owned by Socius with a fair market value equal to the principal amount of the promissory note. The entire principal balance and interest on the promissory note is due and payable on the later of the fourth anniversary of the date of the promissory note or when we have redeemed all the Series A preferred stock issued by us to Socius under the Socius Agreement, and may be applied by us toward the redemption of the shares of Series A preferred stock held by Socius.

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

On September 2, 2010 the Company delivered the first tranche notice under the Socius Agreement pursuant to which on September 20, 2010 Socius purchased $517,168 of debentures.  In connection with this tranche, (1) Socius purchased 1,163,629 shares of common stock for a total purchase price of $698,177 and at a per share purchase price of $0.60 and (2) the Company issued to Socius 490,196 shares of common stock in payment of the commitment fee payable in connection with the tranche. As consideration for the common stock it purchased, Socius issued a collateralized promissory note maturing, the later of September 2, 2014 or when the Series A preferred shares are redeemed by the Company.  Management expects to redeem the Series A preferred stock on September 2, 2014.  The promissory note was recorded at a discount of $183,922 determined by discounting the promissory note at a rate of 10%.  The promissory note is reported in the stockholders equity section of the Company’s March 31, 2011 condensed consolidated balance sheet because the promissory note was received in exchange for the issuance of common stock.

On November 12, 2010 the Company delivered the second tranche notice under the Socius Agreement pursuant to which on November 29, 2010 Socius purchased $490,000 of Series A preferred stock.  In connection with this tranche, (1) Socius purchased 906,165 shares of common stock for a total purchase price of $661,500 and at a per share purchase price of $0.73 and (2) the Company issued to Socius 402,901 shares of common stock in payment of the commitment fee payable in connection with the tranche. As consideration for the common stock it purchased, Socius issued a collateralized promissory note maturing, the later of November 12, 2014 or when the Series A preferred shares are redeemed by the Company.  Management expects to redeem the Preferred Shares on November 29, 2014.  The promissory note was recorded at a discount of $173,872 determined by discounting the promissory note at a rate of 10%.  The promissory note is reported in the stockholders equity section of the Company’s March 31, 2011 condensed consolidated balance sheet because the promissory note was received in exchange for the issuance of common stock.

On January 12, 2011 the Company delivered the third tranche notice under the Socius Agreement pursuant to which on January 27, 2011 Socius purchased from the Company $2,020,000 of Series A preferred stock.  In connection with the tranche, (1) Socius purchased 1,934,042 shares of common stock for a total purchase price of $2,727,000 and at a per share purchase price of $1.41. As consideration for the Common Stock Socius purchased, Socius issued a secured promissory note maturing, the later of January 12, 2015 or when the Series A preferred shares are redeemed by the Company.

On March 16, 2011 the Company delivered the fourth tranche notice under the Socius Agreement pursuant to which on March 31, 2011 Socius purchased from the Company $520,000 of Series A preferred stock.  In connection with the tranche, (1) Socius purchased 557,142 shares of common stock for a total purchase price of $702,000 and at a per share purchase price of $1.26. As consideration for the Common Stock Socius purchased, Socius issued a secured promissory note maturing, the later of March 16, 2015 or when the Series A preferred shares are redeemed by the Company.

The Company’s accounting for the 2% notes receivable – common stock is to accrue interest on the discounted notes receivable at 10% as a credit to additional paid in capital.  The Company’s accounting for the Series A preferred stock is to accrete dividends at 10% as a charge to additional paid in capital.

In the event of liquidation, dissolution or winding up (whether voluntary or involuntary) of the Company, the holders of shares of Series A preferred stock shall be entitled to be paid the full amount payable on such shares upon the liquidation, dissolution or winding up of the corporation fixed by the Board of Directors with respect to such shares, if any, before any amount shall be paid to the holders of the Common Stock.  The liquidation preference of the outstanding Series A preferred stock was $3,626,791 as of March 31, 2011.

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

NOTE 12 – COMMITMENTS

The Company leases its Australian research and development facility from a non-related Australian company expiring October 31, 2011.  The current rental is $75,596 per annum (A$72,431) and is subject to an annual CPI adjustment. Rent expense was $17,378 and $56,733 for the three and nine months ended March 31, 2011, respectively.  Rent expense was $16,840 and $48,827 for the three and nine months ended March 31, 2010, respectively. The future payments required under the terms of the lease are as follows:

Fiscal Year 2011	$18,899
Fiscal Year 2012	25,199
Total	$44,098

The Company leases a building from an officer of its subsidiary, Tier Electronics, LLC, who is also a shareholder and director, under a lease agreement expiring December 31, 2014.  The rental rate is $84,000 per annum.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.  The future payments required under the terms of the lease are as follows:

Fiscal Year 2011	$21,000
Fiscal Year 2012	84,000
Fiscal Year 2013	84,000
Fiscal Year 2014	84,000
Fiscal Year 2015	42,000
Total	$315,000

The Company has entered into employment contracts with executives and management personnel. The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits. The employment contracts generally have no set term and can be terminated by either party. There is a provision for payments of nine months to eighteen months of annual salary as severance if we terminate a contract without cause, along with the acceleration of certain unvested stock option grants.

NOTE 13 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $11,498 and $33,902 for the three and nine months ended March 31, 2011.  Expenses under these plans were $20,146 and $63,950 for the three and nine months ended March 31, 2010, respectively.

NOTE 14 – INCOME TAXES

The Company recorded an estimated income tax refund receivable of $180,000 in the three months ended March 31, 2011 for the estimated refund related to qualified expenditures during the nine months ended March 31, 2011, related to a refundable Australian research and development tax credit refund for the year ending June 30, 2011.  The Company has recently applied for a refund for expenditures incurred during the year ended June 30, 2010. The amount of such refund is not presently determinable.  The Company has provided a valuation allowance against all deferred tax assets in the U.S. as it is more likely than not that its U.S. deferred tax assets are not currently realizable due to the net operating losses incurred by the Company in the U.S. since its inception.

NOTE 15 – BUSINESS SEGMENT INFORMATION

The Company reports its financial results in two reportable business segments: ZBB Energy Storage and Power Systems and Tier Electronics Power Conversion Systems.

The ZBB Energy Storage and Power Electronics Systems business segment designs and manufactures advanced electrical power management platforms enabling the growing global need for distributed renewable energy, energy storage, energy efficiency, power quality, and grid modernization. ZBB’s intelligent power management platforms integrate multiple renewable and conventional onsite generation sources with rechargeable Zinc-Bromide flow batteries and other storage technologies to ensure optimal energy availability for on grid and off grid applications, while maximizing the use of renewable energy sources.  ZBB solves a wide range of global electrical system challenges for diverse applications in commercial building, telecommunications, defense, utility and industrial markets.

The Tier Electronics Power Conversion Systems business segment designs and manufactures state of the art digital power converters for power quality, alternative energy, and military markets.  These power converters are designed to be fully programmable and feature DSP controls with very high levels of integration that reduce costs while increasing performance.

The operating results for the two business segments are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Revenues:
ZBB Energy Storage and Power Electronics Systems	$-	$188,780	$234,681	$1,556,148
Tier Electronics Power Conversion Systems	205,971	-	205,971	-
Total	$205,971	$188,780	$440,652	$1,556,148

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Loss from Operations:
ZBB Energy Storage and Power Electronics Systems	$(2,653,756)	$(1,989,718)	$(6,452,238)	$(6,791,534)
Tier Electronics Power Conversion Systems	(320,101)	-	(320,101)	-
Total	$(2,973,857)	$(1,989,718)	$(6,772,339)	$(6,791,534)

The accounting policies of the business segments are the same as those for the consolidated Company.

Total assets for the two business segments are as follows:

	March 31, 2011	June 30, 2010
ZBB Energy Storage and Power Electronics Systems	$7,884,398	$6,466,724
Tier Electronics Power Conversion Systems	3,265,960	-
Total	$11,150,358	$6,466,724

NOTE 16 – SUBSEQUENT EVENTS

On April 8, 2011, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which the Company agreed with Honam to collaborate on the further technical development of the Company’s third generation Zinc Bromide flow battery module (the “Version 3 Battery Module”).  Pursuant o the Collaboration Agreement, Honam will pay the Company a total of $3 million dollars as follows: (1) $1 million within 10 days following execution of the Collaboration Agreement (subsequently received on April 19, 2011); (2) $500,000 by June 30, 2011; (3) $1.2 million by October 10, 2011 and (4) $300,000 within 10 days after a single Version 3 Battery Module is set up at Honam’s research and development center.  Pursuant to the Collaboration Agreement, the parties will negotiate a license agreement under which upon the completion of the collaboration project and the receipt by the Company of all payments due under the Collaboration Agreement, the Company shall grant to Honam: (1) a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and (2) non-exclusive rights to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.  In connection with such non-exclusive rights, Honam will pay a royalty to the Company.

ZBB ENERGY CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as filed by us with the SEC on September 10, 2010.  ZBB Energy Corporation (“We,” “Us,” “Our,” “ZBB” or the “Company”) develops and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc-bromide rechargeable electrical energy storage technology.   On January 21, 2011 (“Closing Date”), we entered into an Asset Purchase Agreement under which we acquired substantially all of the net assets of Tier Electronics, LLC (“Seller”) used in connection with Seller’s business of developing, manufacturing, marketing and selling power electronics products for and to original equipment manufacturers in various industries.  The purchase price was comprised of (1) a $1.35 million promissory note issued by the Company, (2) 800,000 shares of the Company’s common stock, and (3) payment of approximately $245,000 of Seller’s obligations.  The promissory note is in the principal amount of $1,350,000 and bears interest at a fixed annual rate equal to eight percent.  The principal balance of the note is payable in three equal installments of $450,000 on the first, second and third anniversaries of the Closing Date.  Accrued interest is payable monthly.  Tier Electronics, LLC operates as a wholly owned subsidiary of the Company.

On April 8, 2011, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which we agreed with Honam to collaborate on the further technical development of our third generation Zinc Bromide flow battery module (the “Version 3 Battery Module”).  Pursuant to the Collaboration Agreement, Honam will pay us a total of $3 million dollars as follows: (1) $1 million within 10 days following execution of the Collaboration Agreement (subsequently received on April 19, 2011); (2) $500,000 by June 30, 2011; (3) $1.2 million by October 10, 2011 and (4) $300,000 within 10 days after a single Version 3 Battery Module is set up at Honam’s research and development center.  Pursuant to the Collaboration Agreement, the parties will negotiate a license agreement under which upon the completion of the collaboration project and the receipt by the Company of all payments due under the Collaboration Agreement, the Company shall grant to Honam: (1) a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and (2) non-exclusive rights to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.  In connection with such non-exclusive rights, Honam will pay a royalty to the Company.

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

For further information concerning these risks and uncertainties see the Risk Factors sections of our Annual Report on Form 10-K for the year ended June 30, 2010 and in any subsequently filed Quarterly Reports on Form 10-Q.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying condensed consolidated financial statements include those related to:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	valuations of excess and obsolete inventory;

•	the lives and recoverability of equipment and other long-lived assets such as goodwill;

•	restructuring, reorganization, relocation and severance costs;

•	contract costs;

•	warranty liabilities;

•	tax valuation allowances;

•	stock-based compensation; and

•	fair value of assets acquired and liabilities assumed in a business combination.

Income Taxes

The Company records deferred income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of March 31, 2011.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. The Company’s management has reviewed the Company’s tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities as of March 31, 2011 and June 30, 2010.

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

Impairment of Long-Lived Assets

In accordance with FASB ASC topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment and other intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed to the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there are no long-lived assets impaired as of March 31, 2011 and June 30, 2010.

Intangible Assets

Intangible assets generally result from business acquisitions.  The Company accounted for the January 21, 2011 business acquisition by assigning the purchase price to identifiable tangible and intangible assets and liabilities.  Assets acquired and liabilities assumed were recorded at their estimated fair values.  Other intangible assets consist of a non compete agreement, license agreement, trade secrets, and assembled workforce.

Amortization is recorded for other intangible assets with determinable lives. Other intangible assets are amortized using the straight line method over the estimated useful lives of the respective assets.  The estimated useful lives of other intangible assets are as follows:

Estimated Useful Lives
Non compete agreement	3
License agreement	3
Trade secrets	3

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

Testing for the impairment of goodwill involves a two step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  Based on this method, the Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of March 31, 2011 and June 30, 2010.

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

The portion of revenue related to engineering and development is recognized ratably upon delivery of the goods pertaining to the underlying contractual arrangement. The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in net revenues. The Company reports its revenues net of estimated returns and allowances.

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

During the nine months ended March 31, 2011, battery stack manufacturing issues were discovered as result of an internal test failure.  As a result, the Company has implemented several manufacturing process changes to eliminate the potential for future failures and will adjust its warranty reserves accordingly.  We will adjust our warranty rates in future periods as these processes are implemented and tested.

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

The Company only recognizes expense to its statements of operations for those options, shares or RSUs that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards.

Results of Operations

Three months ended March 31, 2011 compared with the three months ended March 31, 2010:

Revenue and Other income:

Our revenues for the three months ended March 31, 2011 and March 31, 2010 were $205,971 and $188,780, respectively.  This increase of $17,191 was the result of a $176,302 increase in commercial product sales and revenues and a $159,111 decrease in engineering and development revenues as compared to the three months ended March 31, 2010.  The increase in commercial product sales and revenues was primarily the result of $205,971 of sales attributable to our Tier Electronics Power Conversion Systems business which we acquired in January 2011.  Revenues for our ZBB Energy Storage and Power Systems business were impacted by delays in certain orders due to the need for PECC inverter certification to UL standard 1741, which is expected in the first half of calendar year 2011.  The decrease in engineering and development revenues was due to completion of the Advanced Electricity Storage Technologies project ("AEST") with the Commonwealth of Australia in November 2010.

Other income for the three months ended March 31, 2011 reflects a decrease in interest income of $6,053 compared to the three months ended March 31, 2010, due primarily to decreasing investment balances and lower interest rates on invested funds.

Cost and Expenses and Other Expense:

Total costs and expenses for the three months ended March 31, 2011 and 2010 were $3,179,828 and $2,178,498, respectively. This increase of $1,001,330 in the three months ended March 31, 2011 was primarily due to the following factors:

•	$221,463 of costs of product sales during the 2011 period compared to $0 of costs of products sales during the 2010 period;

•	$0 of costs of engineering and development revenues during the 2011 period compared to $170,594 of costs of engineering and development revenues during the 2010 period;

•
Increases in advanced engineering and development expenses of approximately $200,000 due to an increase in the Company’s engineering and development activities for its next generation battery module and PECC systems;

•	Increase in selling, general, and administrative expenses of $270,000 due primarily to the inclusion of Tier Electronics in the 2011 period;

•	Approximately $150,000 of acquisition expenses incurred in connection with our acquisition of Tier Electronics in the 2011 period;

•	Increase in use tax expense on research and development materials of $100,000;

•	Approximately $275,000 of deposits paid to Tier Electronics prior to the Company’s acquisition of Tier Electronics were charged to expense as required under US GAAP for business combinations;

•	Increase in depreciation and amortization expenses of $136,863 primarily due to the amortization of intangible assets related to the Tier acquisition beginning in January 2011; and

•	Decrease in impairment and other equipment charges of $47,858.

Other expenses for the three months ended March 31, 2011 and 2010 consisted primarily of interest expenses of $76,953 and $54,261, respectively.

Net Loss:

During the three months ended March 31, 2011 we recorded a $180,000 credit for income taxes which represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia based on qualified expenditures incurred during the first nine months of fiscal 2011.  Our net loss for the three months ended March 31, 2011 increased by $847,085 to $2,868,789 from the $2,021,704 net loss for the three months ended March 31, 2010.  This increase in loss was primarily the result of increases in expenses as described above.

Nine months ended March 31, 2011 compared with the nine months ended March 31, 2010:

Revenue and Other income:

Our revenues for the nine months ended March 31, 2011 and 2010 were $440,652 and $1,556,148, respectively.  This decrease of $1,115,496 was the result of a $711,742 decrease in commercial product sales and revenues and a $403,754 decrease in engineering and development revenues as compared to the nine months ended March 31, 2010.  The decrease in commercial product sales and revenues is primarily the result of delays in certain orders due to the need for PECC inverter certification to UL standard 1741 and an order that requires field commissioning completion.  The decrease in engineering and development revenues was due to completion of the Advanced Electricity Storage Technologies project ("AEST") with the Commonwealth of Australia in November 2010.

Other income for the nine months ended March 31, 2011 reflects a decrease in interest income of $48,932 compared to the nine months ended March 31, 2010, due primarily to decreasing investment balances and lower interest rates on invested funds.

Cost and Expenses and Other Expense:

Total costs and expenses for the nine months ended March 31, 2011 and 2010 were $7,212,991 and $8,347,682, respectively. This decrease of $1,134,691 in the nine months ended March 31, 2011 was primarily due to the following:

•
decreased costs of product sales of $598,766 due to a decease in product shipments and a decrease in cost of engineering and development revenues of $1,293,110 due to the completion of activities required under the AEST contract during the year ended June 30, 2010 and a decrease in other engineering and development contracts;

•
increases in advanced engineering and development expenses of $1,492,762 primarily due to an increase in the Company’s engineering and development activities for its next generation battery module and the PECC systems, less decreases in rework expense of approximately $200,000; and

•	$0 of impairment and other charges during the 2011 period compared to $828,089 of costs of impairment and other charges during the 2010 period.

Other expenses for the nine months ended March 31, 2011 and 2010 consisted primarily of interest expenses of $155,829 and $117,155, respectively.

Net Loss:

During the nine months ended March 31, 2011 we recorded a $180,000 credit for income taxes which represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia based on qualified expenditures incurred during the first nine months of fiscal 2011.  Our net loss for the nine months ended March 31, 2011 decreased by $117,721 to $6,741,364 from the $6,859,085 net loss for the nine months ended March 31, 2010.  This decrease in loss was primarily the result of the decreases in expenses as described above partially offset by the reduction in revenues.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations were primarily financed through debt and equity financings, and government research contracts.  Total paid in capital as of March 31, 2011 was $62,022,287.   We had a cumulative deficit of $53,636,041 as of March 31, 2011 compared to a cumulative deficit of $46,894,677 as of June 30, 2010.  At March 31, 2011 we had a working capital surplus of $307,205 compared to a June 30, 2010 working capital deficit of $800,204.  Our shareholders’ equity as of March 31, 2011 and June 30, 2010 was $3,148,335 and $1,451,277, respectively.

On August 30, 2010 we entered into an amended and restated securities purchase agreement (the “Socius Agreement”) with Socius CG II, Ltd. (“Socius”). Pursuant to the Socius Agreement we have the right over a term of two years, subject to certain conditions, to require Socius to purchase up to $10 million of redeemable subordinated debentures and/or shares of redeemable Series A preferred stock in one or more tranches.  The debentures bear interest at an annual rate of 10% and the shares of Series A preferred stock accumulate dividends at the same rate.  Both the debentures and the shares of Series A preferred stock are redeemable at our election at any time after the one year anniversary of issuance.  Neither the debentures nor the Series A preferred shares are convertible into common stock.  Shares of Series A preferred stock were subsequently authorized.  Upon authorization, the outstanding debentures were automatically converted into shares of Series A preferred stock. Under the Socius Agreement, in connection with each tranche Socius is obligated to purchase that number of shares of our common stock equal in value to 135% of the amount of the tranche at a per share price equal to the closing bid price of the common stock on the trading day preceding our delivery of the tranche notice. Socius may pay for the shares it purchases at its option, in cash or with a secured promissory note. Our ability to submit a tranche notice is subject to certain conditions including that: (1) a registration statement covering our sale of shares of common stock to Socius in connection with the tranche is effective and (2) the issuance of such shares would not result in Socius and its affiliates beneficially owning more than 9.99% of our common stock.

During the nine months ended March 31, 2011 we delivered a total of four tranche notices under the Socius Agreement pursuant to which Socius purchased from us $3,547,168 of debentures and preferred stock.   In connection with the tranches, (1) Socius purchased 4,560,977 shares of common stock for a total purchase price of $4,788,675 and at a per share weighted average purchase price of $1.05 and (2) we issued to Socius 893,097 shares of common stock in payment of the commitment fee payable by us under the Socius Agreement. Socius paid for the shares of common stock it purchased with secured promissory notes maturing the later of four years or when we have redeemed all preferred stock issued by us to Socius under the Socius Agreement.

On December 29, 2010 and January 3, 2011 we entered into Stock Purchase Agreements with certain investors providing for the issuance of a total of 2,103,532 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 at a weighted average price per share of $0.95.  The closing took place on January 12, 2011.  $200,000 of these shares were purchased by members of the Company’s Board of Directors.  $1,800,000 of these shares were offered by the Company pursuant to the 2009 Shelf Registration Statement described below.  The balance of the shares were sold in a private placement transaction.  The net proceeds to ZBB were $1,945,000.

On October 12, 2010, we entered into Stock Purchase Agreements with certain investors providing for the sale of a total of 3,329,467 shares of the Company’s common stock for an aggregate purchase price of $1,435,000 at a price per share of $0.431 which was the closing price of the Company’s common stock on October 12, 2010.  $425,000 of these shares were purchased by members of the Company’s Board of Directors.  2,111,369 of these shares were offered by the Company pursuant to the 2009 Shelf Registration Statement described below.  The balance of the shares were sold in a private placement transaction.

On May 1, 2009 we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC) for a $10 million universal shelf, which was declared effective by the SEC on May 13, 2009.  We took this action as a measure in anticipation of our possible future needs to raise additional investment capital to fund additional working capital and further capital expenditures.  On August 18, 2009, we used this universal shelf registration statement to complete a registered direct sale of 1,791,667 units at $1.20 per unit consisting of an aggregate of 1,791,667 shares of common stock and warrants to purchase 358,333 shares of common stock at an exercise price of $1.33 per share.  The proceeds to the Company after deducting placement agent fees and offering expenses were approximately $1.9 million.  On March 9, 2010, we used this universal shelf registration statement to complete a registered direct sale of 2,243,750 units at $.80 per unit consisting of an aggregate of 2,243,750 shares of common stock and warrants to purchase 1,121,875 shares of common stock at an exercise price of $1.04 per share.  The proceeds to ZBB after deducting placement agent fees and offering expenses were approximately $1.6 million.

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

We also have approximately $38 million of net operating loss carryforwards and $14.675 million of Department of Energy sponsored tax credits. The tax credits require the Company to invest approximately $50 million in plant and equipment, which the Company has started but has not completed.  We are exploring ways to monetize or to use these benefits.  However, there can be no assurance that these efforts will prove successful.  We have recorded an income tax refund receivable of $180,000 for the three and nine months ended March 31, 2011, related to a refundable Australian research and development tax credit refund for the year ending June 30, 2011.  We estimate that the full fiscal 2011 credit, which will be paid to us in cash, will approximate $250,000.

Our investment capital requirements will depend upon numerous factors, including our ability to control expenses, the progress of our engineering and development programs, the success of our marketing and sales efforts and our ability to obtain alternative funding sources such as government grants.  In order to actively manage financing risk, the board of directors has worked with management to carefully consider financing alternatives and to implement cost containment measures.  Actions taken by the board of directors and management in fiscal 2011 to date include: 1) execute an overall reduction in controllable expenses to preserve cash resources including continuing our revised non-employee director compensation policy under which fees are paid primarily with equity instead of cash; 2) actively pursue additional sources of capital to fund working capital and operating needs; 3) pursue government grant and federal stimulus package opportunities; 4) file a new $25 million universal shelf registration statement with the SEC as described in further detail below; and 5) pursue potential strategic transactions such as the Tier acquisition and Honam collaboration through which we may grow our business and/or obtain non-dilutive financing.

As described above under the caption “Overview”, in January 2011 we consummated the acquisition of substantially all of the assets of Tier Electronics, LLC (“Seller”) used in connection with Seller’s business of developing, manufacturing, marketing and selling power electronics products for and to original equipment manufacturers in various industries.  This acquisition significantly expands our product portfolio, customer base and served market and is expected to add significantly to revenue growth and be accretive to operating cash flows.

As described above under the caption “Overview”, in April 2011 we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which we agreed with Honam to collaborate on the further technical development of our third generation Zinc Bromide flow battery module (the “Version 3 Battery Module”).  Pursuant to the Collaboration Agreement, Honam will pay us a total of $3 million dollars as follows: (1) $1 million within 10 days following execution of the Collaboration Agreement (subsequently received on April 19, 2011); (2) $500,000 by June 30, 2011; (3) $1.2 million by October 10, 2011 and (4) $300,000 within 10 days after a single Version 3 Battery Module is set up at Honam’s research and development center.

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

Operating Activities

For the nine months ended March 31, 2011, net cash used in operations was $5,939,835.  Cash used in operations resulted from a net loss of $6,741,364, reduced by $993,749 in non-cash adjustments and increased by $192,220 in net changes to working capital. Increases in inventories of $337,621 were required to restock for production start-up, offset by an increase in accounts payable of $68,853 due to the extension of payment terms with suppliers.  Accrued compensation and benefits decreased by $140,851, primarily due to the payment of accrued directors fees with RSUs. Accrued expenses increased by $35,333 due to the timing of payments, less increases in accrued warranty.  Working capital increased by $245,587 due to a net increase in deferred revenue relating to customer deposits.  Non-cash adjustments to operations included $602,003 of stock based compensation expense, $258,088 of depreciation expense and amortization expense of $133,658.

Investing Activities

For the nine months ended March 31, 2011, net cash used by investing activities was $998,814, resulting from cash used for the purchase of property and equipment of $772,892 and $225,922 in connection with our completion of the acquisition of Tier Electronics, LLC.

Financing Activities

For the nine months ended March 31, 2011, net cash provided by financing activities was $7,618,006 resulting from proceeds of $1,300,000 from issuance of a note payable, offset by repayments of $306,744 of principal on bank loans and notes payable, proceeds from issuance of debentures notes payable and preferred stock under the Socius Agreement of $3,547,168 and proceeds from issuance of common stock, net of issuance costs totaling $3,077,582.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2011.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

Item4.	CONTROLS AND PROCEDURES

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

Not applicable.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZBB ENERGY CORPORATION

May 16, 2011	By:	/s/ Eric C. Apfelbach
	Name:	Eric C. Apfelbach
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 16, 2011	By:	/s/ Will Hogoboom
	Name:	Will Hogoboom
	Title:	Chief Financial Officer
(Principal financial officer and
Principal accounting officer)

EXHIBIT INDEX
Item 15(c) Exhibits:

Exhibit No.	Description	Incorporated by Reference to
10.1	Form of Stock Purchase Agreement, dated January 3, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 5, 2010
10.2	Financial Advisory Agreement between ZBB Energy Corporation and Stonegate Securities, Inc., dated January 3, 2010	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 5, 2010
10.3	Asset Purchase Agreement by and among ZBB Energy Corporation, DCDC Acquisition Company LLC, Tier Electronics LLC and Jeffrey Reichard dated January 21, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 24, 2010
10.4	Registration Rights Agreement between ZBB Energy Corporation and Tier Electronics LLC dated January 21, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 24, 2010
10.5	Employment Agreement between ZBB Energy Corporation and Jeffrey Reichard dated January 21, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 24, 2010
10.6	Form of Nonstatutory Option Agreements issued on January 21, 2011 to Jeff Reichard, Joanne Reichard and Nathan Jobe	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 24, 2010
10.7	$1,350,000 Non-negotiable Promissory Note issued on January 21, 2011 to Tier Electronics LLC	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 24, 2010
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002