Form 10-K
period 2011-06-30
ZBB ENERGY CORP
filed 2011-09-08
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from              to

Commission file number 001-33540

ZBB Energy Corporation

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☑

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2010, which was the last business day of the registrant's most recently completed second fiscal quarter, was $21,268,046.

The number of shares of the registrant’s Common Stock outstanding as of September 4, 2011 was 29,898,582.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2011. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ZBB ENERGY CORPORATION

2011 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

The following discussion should be read in conjunction with our accompanying Consolidated Financial Statements and Notes thereto included within this Annual Report on Form 10-K.  In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words.  We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to those risks and uncertainties described in the Business, Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this report.  Readers should not place undue reliance on our forward-looking statements, which speak only as of the date made. Except as otherwise required by the federal securities laws, we disclaim any obligation or undertaking to publicly release any updates or revisions to any forward-looking statement contained herein (or elsewhere) to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Item 1.    Business

ZBB Energy Corporation and its operating subsidiaries (“ZBB,” “we,” “us,” “our,” or the “Company”) design, develop, and manufacture advanced energy storage, and power electronic systems to solve a wide range of electrical system challenges in global markets for utility, governmental, commercial, industrial and residential customers.

With the acquisition of the net assets of Tier Electronics LLC (“Tier Electronics”) in January 2011, we expanded our portfolio of intelligent power management platforms.  In addition to power electronics platforms, Tier Electronics participates in the energy efficiency markets through their hybrid vehicle control systems and power quality markets with their line of regulation solutions.

The Company was incorporated under the laws of Wisconsin in 1998. The consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, ZBB Technologies, Inc., which operates a manufacturing facility in Menomonee Falls, Wisconsin, Tier Electronics LLC, which operates a manufacturing facility in Menomonee Falls, Wisconsin, and ZBB Technologies, Ltd., which has an advanced engineering and development facility in Perth, Australia.  Our corporate website address is www.zbbenergy.com. Tier Electronics’ website address is www.tierelectronics.com.

Our Products

We offer a portfolio of intelligent power management platforms for grid independent, grid interactive and grid conversion environments in a variety of applications around the world.

Advanced Energy Storage

Our ZESS Zinc Bromide flow batteries are modular and scalable, self-contained and front accessible, making them ideal for distributed energy projects whether on or off the grid.  The new design has redundant internal features, is easy to maintain and operates indoors or outdoors in the widest ambient temperature range of any flow battery.

Power Electronic Systems

Our Power and Energy Control Center (ZESS POWR PECC) is a patented hybrid power conversion system that can support the integration of nearly any combination of onsite generating sources.  When supplied with the Company’s ZESS flow batteries or other energy storage devices, the platform creates an expandable system that independently optimizes the supply of each generating source.  This integrated energy management platform is the world’s only platform that is configurable, modular, and scalable for on grid, off grid and grid back-up applications.  Each system combines advanced power and energy controls plus energy storage that supports renewable energy sources and other power inputs.  Our ZESS POWR system is a factory built and tested system uniquely configured to each customer’s application.

The ZESS POWR PECC can be used with a variety of storage technologies, because the optimal solution for a given application may be a hybridized set of storage solutions.  We work with numerous manufacturers of a variety of storage technologies to ensure delivery of the best platform.

Each unique platform configuration provides an intelligent energy management system to realize multiple value streams including (1) reducing the use of fossil fuel powered gen-sets, (2) firming and shifting renewable generation outputs, (3) delivering “supply response” storage dispatch and (4) improving power quality.  The platform can also be used as an emergency power system independently of the grid during outages.

The Company’s Integrated Energy Management Platform with Advanced Energy Storage

ZBB Platforms

The Company’s energy storage and power control technologies are used in grid interactive, grid independent and grid conversion configurations for a variety of applications and markets.  The Company’s ability to provide consistent and reliable power from multiple, inherently variable renewable or conventional energy sources provides significant benefit to those applications and markets.

Grid Interactive (Grid-Tied)
When connected to a stable grid, our ZESS POWR system can be used as a bi-directional, hybrid conversion platform, integrating multiple renewable and/or conventional power sources with energy storage.  It provides for steady state output, emergency power supply and/or arbitrage pricing schemes to and from the utility supply.

Grid Independent (Off Grid)
When grid power is cost prohibitive, sporadic or completely unavailable, our ZESS POWR system supports the integration of nearly any combination of on-site power generating sources - creating a reliable micro-grid.  ZBB’s system allows for electrical cost savings and a reduction of diesel fuel power generation.

Grid Conversion (Grid as Input)
When energy is inconsistent, our ZESS POWR system allows the grid to be used as a one way input to provide continuous power flows from connected resources improving overall power availability.  This platform isolates the load from various grid disturbances, reduces variability of renewable sources, and minimizes the need to switch to or start-up diesel gen-sets.

Standard Products

All-in-One (AIO) power converters are the core of our power modules for standard and custom-configured products.  These converters are designed specifically for power applications.  Grid-tie inverters for wind and solar sources provide clean energy back to the grid and medical line regulators improve power quality.  Energy recovery converters are designed for alternator and generator testing as well as recouping power from waste heat output.

Engineered Custom and Semi-Custom Products

The Company’s team has the knowledge and experience to develop converter designs to meet specific power application needs.  For example, the Company’s experience includes hybrid electric vehicle drive controllers for commercial vehicles,  line regulators for improved power quality in facilities operating critical equipment,  and ruggedized systems for a variety of military mobile, stationary and transportable applications.

Product Benefits

Whatever the energy source or connection, the Company optimizes energy availability with its integrated management platform and intelligent storage.

Competitive Advantages & Benefits

Because the ZESS POWR system combines both advanced power electronics and storage technology, we compete with both established power electronics platforms and multiple energy storage technologies such as lead acid batteries, lithium ion batteries, vanadium redox flow batteries and sodium sulfur batteries. The benefits delivered by our system are unmatched in the industry. Our ability to integrate storage to deliver an intelligent solution to our customers gives us a distinct competitive advantage.  For our target markets, our products have the following significant advantage over competing products and technologies:

Modular & Scalable
The ZESS Zn-Br flow battery is built in 50kWh modules and the ZESS POWR PECC is designed with standardized electronics modules - allowing the system to be designed specifically to customer’s needs and easily modified to fit future needs.

Turn Key Solution A customer can outline their system requirements and we will deliver an expandable solution that is “plug and play”.

Lowest 20 Year Cost of Ownership
The Company’s flow batteries are the lowest cost way to maximize the use of renewables when compared with lead acid and Lithium-ion batteries over a typical 20-year system lifetime.

No Structural Enclosures Needed Production battery modules and power electronics are site ready.
Wide Temperature Range The ZESS flow battery operates in ambient temperatures from -30°C to 50°C so there is no need for a climate controlled building and auxiliary power requirements.

High Energy Density Relative to Lead Acid Batteries or Vanadium Redox
A larger amount of energy can be stored in a system of a given weight and size (measured in Watt Hours per Kilogram or Wh/kg), recharge cycle and overall cycle life.

Load Management

The ZESS systems, when located near the customer, manage power and energy with control by the customer or the utility as a Smart Grid application.  This results in cost savings, allows local integration of renewables and provides regulated distributed generation.

Power Quality

The Company’s ZESS system alleviates power quality problems by supplying active and reactive power locally to stabilize voltage surges and sags.  The scale of the avoided costs is a major value driver for using distributed energy storage systems in conjunction with the grid.

Market Applications

Our ZESS products are available at a time when major changes are occurring in electricity supply and demand.  We anticipate that the primary users of our energy storage systems will be utility companies at the distribution level, commercial/industrial users and off grid applications. Our systems are often combined with renewable energy (solar, wind) and other power generators.

Our ZESS POWR systems provide grid interactive and grid independent energy to a variety of applications and markets in North America and abroad.

Micro-Grids Ensures consistent and reliable power in environments that are often unstable and rely on diesel generators for a significant portion of their power
Commercial Buildings Eliminates or minimizes the use of diesel generators and lead-acid batteries for back-up power and ensures consistent and clean power quality
Remote Operations Delivers power to locations such as military operating positions currently reliant on diesel generators and/or unreliable grid power
Communication Towers Provides environmentally sound, easily maintained and lasting power to cellular and communication towers reliant on diesel generators or lead-acid batteries
Electric Vehicle Charging Provides EV charging stations the ability to charge vehicles in a manner that is not disruptive to the grid
Relief Organizations Deploys power to disaster sites that rely solely on generators and/or unreliable grid power in emergency situations
Utilities Provides a distributed dispatchable power plant allowing for the increased contribution of renewables and other emerging requirements of the “smart grid”

The Company’s technology enables alternative energy growth and deployment. Specifically, we address the following issues in our target markets:

Renewable Energy

Renewable energy sources can be optimized to offer firm supply using our ZESS POWR system. Because solar and wind production are naturally variable, they rarely meet peak demand.  However, wind and solar power can be stored during hours of peak production (wind at night, sun during the day) regardless of demand, and can be discharged to supplement traditional generation when renewable output. Our systems enhance the value of distributed renewable resources by providing energy management and can operate as back-up power for grid outages and reduce or displace diesel fuel power generation.

Distributed Energy Applications

The term “distributed energy” generally refers to the deployment of energy generation and energy storage resources in the distribution network of the grid. The use of distributed energy resources (DER) such as solar and wind are increasingly being pursued as a supplement and an alternative to large conventional central power stations.  With this growth, there are inherent challenges with managing peak demands and sudden drops due to the variability of renewables.  Utilities can address these challenges in the grid by using energy provided by energy storage systems.    These assets are sited near the load centers where they can provide an immediate source of energy.  For electric utilities, our products provide a means to supplement the functionality and performance of the Smart Grid on a localized basis.

Smart Grid

The goal of the Smart Grid is to maximize the efficiency and reliability of the existing infrastructure and accommodate the continued integration of renewable power resources. However, the growth of the Smart Grid will depend on cost effective energy storage. Therefore use of a Smart grid without cost effective energy storage has reduced functionality.

Using an integrated management platform is the key to establishing “off grid” and “Smart Grid” electrical systems.  Because emission producing diesel generator sets are polluting and costly to maintain due to increasing fuel costs, interest in renewable generation for off grid and back-up power applications have been accelerating.

Our ZESS POWR system with renewable energy sources deployed as an integrated solution results in a reliable turnkey system capable of operating independently from the utility grid or as a Smart Grid solution.  These systems can be used anywhere, including remote areas of the world where grid power can be sporadic or completely unavailable, or for consumers who prefer to operate off the grid.

Commercial Users

Our ZESS POWR system can be charged during low cost off-peak periods when energy rates (kWh) and peak demand charges (KW) are low, and discharged during higher cost on-peak hours.  Demand charges and the differential between on-peak and off-peak charges are two of many factors in the cost/benefit analysis.  The economic advantages result from the reduction of peak demand/capacity charges deferred during on-peak hours and the difference in energy prices from off-peak to on-peak.

Marketing and Sales

In North America we are creating a sales organization that will continue to leverage our capabilities in advanced energy storage and power electronics technologies.  Our North America sales resources, channels and integrated marketing plans are continually aligning to ensure that The Company is well positioned for growth in domestic markets and applications that recognize the financial or strategic advantages of optimizing energy availability.

An important component of our sales strategy is to establish strong relationships with strategic partners in the United States that provide the Company and our partner companies opportunities to grow more effectively by leveraging one another’s strengths.  We are working to form and further evolve relationships with companies that value the impact the Company’s capabilities can offer their organizations, with the Company benefiting from partners that offer capabilities such as serving as the lead on large scale projects, project financing, integration and support services, market channels, use of the Company’s products and supply chain advantages.

The sales organization being created to execute North American growth objectives is currently dedicated to evolving and supporting channel partners and indirect sales and distribution networks.  In addition, direct sales resources are dedicated to ensuring growth in specific geographies and markets.

We have partnered with a number of organizations on a variety of current and recently completed projects:

●	Powertech Labs as part of that company's Bella Coola Hydrogen Assisted Renewable Power (HARP) project in Bella Coola, British Columbia.

●
SunPower Corp. (NASDAQ: SPWRA) (NASDAQ: SPWRB) to establish a pilot program for demonstrating integration of advanced energy storage systems with existing PV systems for commercial customers. Working with a major retailer, SunPower and the Company demonstrated the economic and operational benefits of combining PV with the Company’s Zinc Bromide flow battery storage technology platform rated at 500kWh in a commercial building application.

●
University of Wisconsin - Milwaukee (UWM) to supply the energy lab at UWM's College of Engineering & Applied Science with the Company's advanced energy power and storage solutions. The Company's technology is used by a multi-university team of researchers conducting renewable energy studies for the Wisconsin Energy Research Consortium (WERC).

●
A leading provider of mobile defense solutions to integrate the  Company’s PECC technology as an integral component of a "self-contained" micro-grid that combines advanced energy storage, multiple renewable energy inputs and conventional diesel gen-sets into a resourceful and easily transportable power platform.

●
CSIRO's Energy Centre in Newcastle, Australia where the Company successfully completed an advanced electricity storage technologies program, and has a ZESS 500 installed that is  powering the building and exporting power to the grid.

●
Eaton Corporation to provide a 500kWh energy storage system for use in a micro-grid application at a U.S. Army facility in Ft. Sill, OK, using a ZESS V3 Zinc Bromide flow battery. This Department of Defense Micro-Grid Development Project will be used to develop standards for the U.S. Army's effort on the Energy Surety Micro-Grid Program.

●
Synchrotek, Inc. to provide 100KW inverters for use with variable speed, constant frequency permanent magnet generators to optimize the electrical output of wind turbine technology serving the mid-size wind energy market.

●
City Cottage Group to provide a 500kWh energy storage system for use in a micro-grid application at the Illinois Institute of Technology Campus in Chicago, IL, using the Company's third generation Zinc Bromide flow battery.

●
The US Navy / Naval Facilities Engineering Command (NAVFAC) Southwest to provide a 1000kWh / 500KW-rated energy storage system for use in a micro-grid application at the San Nicolas Island Naval Facility, located in the Catalina Island group just west of Los Angeles.

There is tremendous growth opportunity in international markets characterized as emerging, large and/or strategic. There are numerous applications in these market geographies that can benefit from the Company’s ability to optimize power availability.  We are currently pursuing strategic partner relationships and engaged in fulfilling orders targeted to renewable energy markets in China, Korea, Saudi Arabia, United Arab Emirates, Europe, India, Australia, and Africa with the intention of introducing products and services into these markets.  Ideal strategic geographic partners offer numerous benefits, such as market entry and penetration, financial consideration, technical complement, government relationships and integration and support services.

In April 2011 we entered into a collaboration agreement with Honam Petrochemical Corporation, a large Korean multi-national corporation, for the technical development of our ZESS Zinc Bromide flow battery, version three (V3).  As part of this agreement, Honam will receive an exclusive and royalty-free license to sell and manufacture the V3 battery module in Korea and a non-exclusive royalty-bearing license to sell the V3 battery module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.

The Chinese market has a large inherent need for advanced energy storage and power electronics and is likely to become one of the largest markets for energy storage.  China’s industrialization and population growth continues to strain the power distribution network, so large infrastructure spending will continue.  To take advantage of this opportunity, in August 2011 we entered into agreements providing for establishment of a joint venture that will develop, produce, sell, and distribute service advanced storage batteries and power electronics in China.  The joint venture partners include PowerSav, Inc., AnHui Xinlong Electrical Co. and Wuhu Huarui Power Transmission & Transformation Engineering Co.  This joint venture will enable the Company to take its products into this high growth market with exceptional partners and also represents a core component of our global partnership strategy to offer the lowest cost smart storage products available.

As we continue to evolve our growth strategy, the following priorities are important in ensuring our success both near and long term:

●	Ensure that the sales pipeline is healthy in terms of volume, as well as geographic and application diversification

●	Further the creation of a sales and marketing organization to execute growth initiatives and accomplish objectives

●	Ensure the success of our existing strategic partnerships

●	Enter target foreign markets characterized as emerging, large and/or strategic that offer substantial growth opportunity

●	Strengthen and identify new opportunities to formalize relationships with specific strategic partners

●	Continually provide “voice of market” to drive R&D and product realization efforts

Market Opportunities and Challenges

There is little argument that smart energy storage is needed to scale renewable energy on the Smart Grid.  Distributed solar is starting to reach grid parity in many places like Hawaii and California, which already are experiencing unstable grid conditions due to the saturation of distributed renewables. This will rapidly increase the opportunity for our products in these markets.

When looking at underdeveloped markets, grid power can be sporadic or completely unavailable and generator fuel supply resources may not be reliable. Furthermore, generators and fuel in storage tanks are susceptible to vandalism and theft. We are focusing on small village power/micro-grids and off grid telecom towers to provide cost effective, reliable renewable power sources and energy storage to reduce the dependence on diesel generators, minimize fuel consumption and optimize the supply of energy in these off grid or weak grid connected applications.

The primary challenge for the intelligent storage industry is trying to meet the lifecycle cost and reliability targets needed for these markets.  We are in the final stages of development of our next generation ZESS Zinc Bromide flow battery, version three (V3), which has substantial changes in design, function and a significant reduction in cost of ownership.  In April 2011, the Company and Honam Petrochemical formed a joint development partnership to work together to refine the materials and manufacturing process for the V3 battery.  We anticipate that the successful commercial launch of the V3 battery module will significantly increase our ability to generate orders and increase revenues.

In addition, meeting our customer’s requirements demands very high production standards and certifications.  For example, military orders typically contain exacting specifications.  Similarly, any installation that is interconnected with a utility network requires the interconnection to have passed UL 1741 certification.  Accordingly, one of our top priorities is achieving this certification for the POWR PECC.  Achieving UL 1741 certification of the POWR PECC grid tie inverter is expected to be a significant competitive advantage in getting new orders and building backlog since no other manufacturer of a power and energy control system currently has this certification.

The United States and governments throughout the world are implementing renewable energy mandates, tax credits, matching investments, and other incentives related to renewable energy and energy efficiency including the energy storage sector.

Some of the biggest challenges we face are gaining market acceptance and adoption of newer technology/products and reaching the renewable energy, utility and other markets that we target.  To be successful, we must also develop a reputation of reliability, quality service, and continually drive down the total cost of ownership of our products.

Intellectual Property

Our proprietary technologies and know-how (“Intellectual Property”) comprise some of our most important assets.  We protect our Intellectual Property primarily through maintenance of trade secrets via appropriate corporate policies and procedures and implementation of appropriate technical and physical security measures.

In 2009, we filed a patent application for our ZESS POWR Power and Energy Control Center (PECC) which issued in August 2011. We also are evaluating multiple technologies related to the Tier products and developments for potential additional patent applications.

Advanced Engineering and Development

Currently, our primary advanced engineering initiatives are the development of our ZESS Zinc Bromide flow battery, version three (V3), new versions of the POWR PECC and power electronic and control technologies from our Tier group that support the POWR PECC as well as products for the renewable energy, alternative energy, and power quality markets. The goal of these projects is to substantially reduce the manufacturing costs of the products and to increase the performance of the products.  In addition, new versions of the PECC are needed to cost effectively serve market segments like telecom.  Our advanced engineering and development expense and cost of engineering and development revenues totaled approximately $4.0 million and $4.1 million in the years ended June 30, 2011 and 2010, respectively.  We also had engineering and development revenues of approximately $0.9 million and $0.6 million in the years ended June 30, 2011 and 2010, respectively.

Employees

The Company currently has 54 employees, of which 39 are located at our U.S. manufacturing and corporate headquarters in Wisconsin, 12 are located at our Tier Electronics facility and three are employed at our Research and Development facility in Australia.  We expect staffing numbers to significantly increase as our business grows and new production equipment is deployed in accordance with our business expansion plans.

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

Item 1A.                      Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. We cannot be certain that we will successfully address these risks. If we are unable to address these risks, our business may not grow, our stock price may suffer and we may be unable to stay in business. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.

Our stock price could be volatile and our trading volume may fluctuate substantially.

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.20 to a high of $6.00 since June 18, 2007, the first day our stock was traded on the NYSE Amex (formerly American Stock Exchange).  Many factors could have a significant impact on the future price of our common stock, including:

●	the various risks and uncertainties discussed below;

●	general domestic and international economic conditions and other external factors;

●	general market conditions; and

●	the degree of trading liquidity in our common stock.

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

For the three-month period ended June 30, 2011, the daily trading volume for shares of our common stock ranged from 16,300 to 601,200 shares traded per day, and the average daily trading volume during such three-month period was 142,505 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

We have incurred losses and anticipate incurring continuing losses.

For the year ended June 30, 2011, we had revenues of $1,802,610. During this period, we had a net loss of $8,449,006. For the year ended June 30, 2010, we had revenues of $1,545,980. During this period, we had a net loss of $9,606,826. There can be no assurance that we will have income from operations or net income in the future.  As of June 30, 2011 we had an accumulated deficit of $55.3 million. We anticipate that we will continue to incur losses until we can produce and sell a sufficient number of our systems to be profitable. However, we cannot predict when we will operate profitably, if ever. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

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

When we need additional financing, we cannot provide assurance that it will be available on favorable terms, if at all. If we need funds and cannot raise them on acceptable terms, we may not be able to:

●	execute our growth plan;

●	take advantage of future opportunities, including synergistic acquisitions;

●	respond to customers and competition; or

●	remain in operation.

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

We may issue debt and/or senior equity securities in the future, including the shares of Series A preferred stock issuable under our Amended and Restated Securities Purchase Agreement with Socius CG II, Ltd which would be senior to our common stock upon liquidation.  Upon liquidation, holders of our debt securities, senior equity securities and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.

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

Successful commercialization of our next generation ZESS Zinc Bromide flow battery, version three (V3) and receipt of UL 1741 certification for the POWR PECC are critical component of our growth plans.

The primary challenge for the intelligent storage industry is trying to meet the lifecycle cost and reliability targets needed for these markets.  We are in the final stages of developing of our next generation ZESS Zinc Bromide flow battery, version three (V3), which has substantial changes in design, function and a significant reduction in cost of ownership.  We anticipate that the successful commercial launch of the V3 battery module will significantly increase our ability to generate orders and increase revenues.  However, there can be no assurance that we will achieve the successful commercial launch of the V3 in the near term, or at all and our failure to do so would adversely affect our business, financial condition and results of operations.

Any installation that is interconnected with a utility network require the interconnection to have passed UL 1741 certification.  Accordingly, one of our top priorities is achieving this certification for the POWR PECC.  Achieving UL 1741 certification of the POWR PECC grid tie inverter is expected to be a significant competitive advantage in getting new orders and building backlog.  However, there can be no assurance that we will receive this certification in the near term, or at all and our failure to do so would adversely affect our business, financial condition and results of operations.

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

We have no experience manufacturing our products on a large-scale basis and may be unable to do so at our manufacturing facilities.

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

In January 2011 we acquired substantially all of the net assets of Tier Electronics LLC (“Seller”) used in connection with Seller’s business of developing, manufacturing, marketing and selling power electronics products for and to original equipment manufacturers in various industries.  This acquisition significantly expands our product portfolio, customer base and served market and is expected to add significantly to revenue growth and be accretive to operating cash flows.  However, these expectations are based on preliminary projections which may materially change.  Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties including:

●	our ability to integrate Tier with our operations and take advantage of expected growth opportunities;

●	general market and economic conditions;

●	general competitive factors in the marketplace; and

●	potentially higher than expected costs required to achieve the anticipated benefits of the acquisition.

Our inability to realize the potential benefits of the acquisition, as well as any delay in successfully integrating Seller’s business could have an adverse effect upon our revenues, level of expenses and operating results.

Our China joint venture could be adversely affected by the laws and regulations of the Chinese government, our lack of decision-making authority and disputes between us and the Joint Venture.

The China market has a large inherent need for advanced energy storage and power electronics and is likely to become the largest market for energy storage.  To take advantage of this opportunity, in August 2011, we entered into agreements providing for establishment of a joint venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China (the “Joint Venture”).  The Joint Venture will be established upon receipt of certain governmental approvals from China which are anticipated to be received in November 2011.  However, there can be no assurance that such government approvals will be obtained as anticipated or at all and if they are not, we may be forced to abandon the Joint Venture.

Even if we are able to establish it, achieving the anticipated benefits of the Joint Venture is subject to a number of risks and uncertainties.

The Joint Venture will have (1) an exclusive royalty-free license to manufacture and distribute our ZESS Zinc Bromide flow battery, version three (V3) and POWR PECC (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.  Although the Joint Venture partners are contractually restricted from using our intellectual property outside of the Joint Venture, there is always a general risk associated with sharing intellectual property with third parties and the possibility that such information may be used and shared without our consent.   Moreover, Chinese laws that protect intellectual property rights are not as developed and favorable to the owner of such rights as they are in the United States.  If any of our intellectual property rights are used or shared without our approval in China, we may have difficulty in prosecuting our claim in an expeditious and effective manner.  Delays in enforcing our intellectual property rights could have a material adverse effect on our business and prospects.

As a general matter, there are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including, but not limited to, the laws and regulations governing the anticipated business of the Joint Venture and the protection of intellectual property rights.  These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty.  The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.  The unpredictability of the interpretation and application of existing and new Chinese laws and regulations will pose additional challenges for us as we seek to develop and grow the Joint Venture’s business in China.  Our failure to understand Chinese laws or an unforeseen change in a law or the application thereof could have an adverse effect on the Joint Venture.

The success of the Joint Venture will depend in part on continued support of “new energy” initiatives by the Chinese government that includes requirements for products like ours.  Should the government change its policies in an unfavorable manner the anticipated demand for the Joint Venture’s products in China may fail to materialize.

Our investment in the Joint Venture may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that the Joint Venture might become bankrupt or fail to fund its share of required capital contributions, which may leave us liable for its share of the Joint Venture’s liabilities. The Joint Venture may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives.  Disputes between us and the Joint Venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our day to day business. Consequently, actions by or disputes with the Joint Venture may subject assets owned by the Joint Venture to additional risk. In addition, we may, in certain circumstances, be liable for the actions of the Joint Venture.

The Joint Venture is a new business in China.  As with any new business, there will be many challenges facing the Joint Venture, including developing a market for the Joint Venture’s products, obtaining requisite governmental approvals and permits, implementation of an untested business plan, and securing adequate funding for working capital and growth.  Failure to overcome any of these or any other challenges facing the Joint Venture could result in its failure.

Business practices in Asia may entail greater risk and dependence upon the personal relationships of senior management than is common in North America, and therefore some of our agreements with other parties in China and South Korea could be difficult or impossible to enforce.

We are increasing our business activities in Asia.  The business culture in parts of Asia is, in some respects, different from the business cultures in Western countries. Personal relationships among business principals of companies and business entities in Asia are very significant in their business cultures. In some cases, because so much reliance is based upon personal relationships, written contracts among businesses in Asia may be less detailed and specific than is commonly accepted for similar written agreements in Western countries. In some cases, material terms of an understanding are not contained in the written agreement but exist only as oral agreements. In other cases, the terms of transactions which may involve material amounts of money are not documented at all. In addition, in contrast to the Western business environment where a written agreement specifically defines the terms, rights and obligations of the parties in a legally-binding and enforceable manner, the parties to a written agreement in Asia may view that agreement more as a starting point for an ongoing business relationship which will evolve and undergo ongoing modification over time. As a result, any contractual arrangements we enter into with a counterparty in Asia may be more difficult to review, understand and/or enforce.

Our success depends on our ability to retain our managerial personnel and to attract additional personnel.

Our success depends largely on our ability to attract and retain managerial personnel. Competition for desirable personnel is intense, and there can be no assurance that we will be able to attract and retain the necessary staff. We currently have 53 full-time employees.  The loss of members of managerial staff could have a material adverse effect on our future operations and on successful development of products for our target markets. The failure to maintain management and to attract additional key personnel could materially adversely affect our business, financial condition and results of operations.

We market and sell, and plan to market and sell, our products in numerous international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.

We market and sell, and plan to market and sell, our products in a number of foreign countries, including China, Australia, South Africa, Canada, European Union countries, the United Kingdom, Italy, Chile, Brazil, India, Mexico as well as Puerto Rico, various Caribbean island nations and various southeast Asia countries, and we are therefore subject to risks associated with having international operations. Risks inherent in international operations include, but are not limited to, the following:

●	changes in general economic and political conditions in the countries in which we operate;

●	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to renewable energy, environmental protection, permitting, export duties and quotas;

●	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries;

●
fluctuations in exchange rates may affect demand for our products and may adversely affect our profitability in US dollars to the extent the price of our products and cost of raw materials and labor are denominated in a foreign currency;

●	difficulty of, and costs relating to compliance with, the different commercial and legal requirements of the overseas markets in which we offer and sell our products;

●	inability to obtain, maintain or enforce intellectual property rights; and

●	difficulty in enforcing agreements in foreign legal systems.

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

Our financial results may vary significantly from period-to-period due to long and unpredictable sales cycles for some of our products and the cyclical nature of certain end-markets into which we sell our products, which may in turn lead to volatility in our stock price.

The amount and timing of our revenue recognition from sales to our customers is difficult to predict. We are often required to invest significant time to educate our customers about the use and benefits of our products, including their technical and performance characteristics. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle for us, typically many months.  If our revenue falls below our expectations or is delayed in any given period, we may not be able to reduce proportionately our operating expenses for that period.

Accordingly, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance.

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

On-site distributed power generation solutions, such as fuel cell, photovoltaic and wind turbine systems, which utilize our energy storage systems, provide an alternative means for obtaining electricity and are relatively new methods of obtaining electrical power that businesses may not adopt at levels sufficient to grow this part of our business. Traditional electricity distribution is based on the regulated industry model whereby businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses and consumers must adopt new purchasing practices and must be willing to rely upon less traditional means of purchasing electricity. We cannot assure you that businesses and consumers will choose to utilize on-site distributed power at levels sufficient to sustain our business in this area. The development of a mass market for our products may be impacted by many factors which are out of our control, including:

●	market acceptance of fuel cell, photovoltaic and wind turbine systems that incorporate our products;

●	the cost competitiveness of these systems;

●	regulatory requirements; and

●	the emergence of newer, more competitive technologies and products.

If a mass market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop these products.

The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.

Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, systems designs and manufacturing processes. While we have attempted to safeguard and maintain our proprietary rights, there can be no assurance we have been or will be completely successful in doing so. We rely on patents, trademarks, and policies and procedures related to confidentiality to protect our intellectual property. However, most of our intellectual property is not covered by any patents or patent applications. Moreover, there can be no assurance that any of our patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficient to protect our technology or processes. Even if all of our patent applications are issued, our patents may be challenged or invalidated. Patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce.

While we take steps to protect our proprietary rights to the extent possible, there can be no assurance that third parties will not know, discover or develop independently equivalent proprietary information or techniques, that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets. Misappropriation of our intellectual property could have an adverse effect on our competitive position and may cause us to incur substantial litigation costs.

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

If our shareholders’ equity continues to remain below the minimum requirement, our common stock may be delisted from the NYSE Amex, which would cause our common stock to become less liquid.

Our shares have been listed on the NYSE Amex (formerly the American Stock Exchange) since June 18, 2007.  We are required to comply with all reporting and listing requirements on a timely manner and maintain our corporate governance and independent director standards. The NYSE Amex imposes, among other requirements, listing maintenance standards including minimum shareholders’ equity, minimum price and market capitalization requirements.

On December 2, 2010, we received notice from the NYSE Amex staff indicating that we were noncompliant with the requirements of Section 1003(a)(i) of the NYSE Amex’s company guide with respect to minimum shareholders’ equity based on our annual report for the period ended June 30, 2010, and our quarterly report for the period ended September 30, 2010.  The notice provided that we should submit a plan that would reestablish compliance with the listing requirements.  We submitted a compliance plan to the NYSE Amex staff, and on February 4, 2011, the NYSE Amex staff notified us that they had accepted our compliance plan.  The NYSE Amex staff granted us an extension until June 12, 2012, to regain compliance with the continued listing standards.  We will be able to continue our listing during the plan period pursuant to the extension and will be subject to periodic review by the NYSE Amex staff.  Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the applicable extension periods could result in our shares being delisted from the NYSE Amex.

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

Item 1B.                        Unresolved Staff Comments

Not Applicable.

Item 2.                                  Properties

Wisconsin U.S.A. Properties

In February 2006 the Company acquired the property on which its manufacturing facility is located at N93 W14475 Whittaker Way, Menomonee Falls, Wisconsin. The Company has occupied a portion of this space since 2002 pursuant to a sub-lease arrangement and acquired the property in February 2006 for $2.2 million pursuant to a land purchase option with the owner. The appraised fair market value of this property at the time of acquisition was $2.4 million. In connection with the purchase of this property, the Company initially incurred mortgage indebtedness from Investors Bank in Milwaukee in the amount of $1.8 million and on May 14, 2008 entered into loan agreements to convert the indebtedness into two long-term loans with Investors Bank and Wisconsin Business Development Corporation which are guaranteed in part by the US Small Business Administration.

The property is approximately 3.4 acres and has a facility with approximately 72,000 square feet of rentable manufacturing space, of which the Company occupied approximately 35,000 square feet at the time of its acquisition. This property is used to house our U.S. production, assembly and administration headquarters. The existing facility in Menomonee Falls is suitable to accommodate manufacturing capacity up to 32MWh annually.

On January 21, 2011 (“Closing Date”), the Company entered into an Asset Purchase Agreement under which the Company acquired substantially all of the net assets of Tier Electronics LLC (“Seller”) used in connection with the Seller’s business of developing, manufacturing, marketing and selling power electronics products for and to original equipment manufacturers in various industries.  Tier Electronics LLC leases its facility from the former owner of the Seller under a lease agreement expiring December 31, 2014.  The first year rental is $84,000 per annum and is subject to an annual CPI adjustment.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.  The property is approximately 10,400 square feet and is used to house Tier Electronics LLC’s production, assembly and administration headquarters.

Bibra Lake, Western Australia (Leasehold)

In 2001 our Australian subsidiary, moved into new, leased, self-contained research and development facilities in Bibra Lake, Western Australia after previously occupying sub-leased laboratory and workshop facilities. This facility also provides the engineering support for Australian and South East Asia sales as well as a marketing base for the Company in this region. The current rental is $75,596 per annum (A$72,431), subject to annual CPI adjustments expiring on October 31, 2011.

Item 3.                                  Legal Proceedings

Not applicable.

Item 4.                                  (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company has traded on the NYSE Amex (formerly the American Stock Exchange) under the name ZBB Energy Corporation (Symbol: ZBB) since June 18, 2007. The following table sets forth for the periods indicated the range of high and low reported sales price per share of our common stock as reported on NYSE Amex.

	High ($)	Low ($)
2011
Fourth Quarter	1.32	0.86
Third Quarter	1.59	0.98
Second Quarter	1.20	0.41
First Quarter	0.93	0.43
2010
Fourth Quarter	0.86	0.20
Third Quarter	2.00	0.78
Second Quarter	1.45	0.90
First Quarter	1.61	1.00
2009
Fourth Quarter	1.58	0.84
Third Quarter	1.55	0.80
Second Quarter	2.30	0.86
First Quarter	4.05	2.22

As of August 31, 2011, the Company had 866 shareholders of record. These shareholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name”.

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

Overview

ZBB Energy Corporation (“We,” “Us,” “Our,” “ZBB” or the “Company”) develops and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc bromide rechargeable electrical energy storage technology.

We provide advanced electrical power management platforms targeted at the growing global need for distributed renewable energy, energy efficiency, power quality, and grid modernization.  We and our power electronics subsidiary, Tier Electronics, have developed a portfolio of intelligent power management platforms that directly integrate multiple renewable and conventional onsite generation sources with rechargeable zinc bromide flow batteries and other storage technology. We also offer advanced systems to directly connect wind and solar equipment to the grid and systems that can form various levels of micro-grids.  Tier Electronics participates in the energy efficiency markets through its hybrid vehicle control systems, and power quality markets with its line of regulation solutions. Together, these platforms solve a wide range of electrical system challenges in global markets for utility, governmental, commercial, industrial and residential end customers. A developer and manufacturer of its modular, scalable and environmentally friendly power systems (“ZESS POWR™”), the Company was founded in 1998 and is headquartered in Wisconsin, USA with offices also located in Perth, Western Australia.

On January 21, 2011 (“Closing Date”), we entered into an Asset Purchase Agreement under which we acquired substantially all of the net assets of Tier Electronics LLC (“Seller”) used in connection with the Seller’s business of developing, manufacturing, marketing and selling power electronics products for and to original equipment manufacturers in various industries.  The purchase price was comprised of (1) a $1.35 million promissory note issued by the Company, (2) 800,000 shares of the Company’s common stock, and (3) payment of approximately $245,000 of Seller’s obligations.  The promissory note is in the principal amount of $1,350,000 and bears interest at a fixed annual rate equal to eight percent.  The principal balance of the note is payable in three equal installments of $450,000 on the first, second and third anniversaries of the Closing Date.  Accrued interest is payable monthly.  Tier Electronics LLC operates as a wholly owned subsidiary of the Company.

On April 8, 2011, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which we agreed with Honam to collaborate on the further technical development of our third generation ZESS Zinc Bromide flow battery module (the “Version 3 Battery Module”).  Pursuant to the Collaboration Agreement, Honam is required to pay us a total of $3 million dollars as follows: (1) $1 million within 10 days following execution of the Collaboration Agreement (subsequently received on April 19, 2011); (2) $500,000 by June 30, 2011 (subsequently received on June 30, 2011); (3) $1.2 million by October 10, 2011 and (4) $300,000 within 10 days after a single Version 3 Battery Module is set up at Honam’s research and development center.  Pursuant to the Collaboration Agreement, the parties are required to negotiate a license agreement under which upon the completion of the collaboration project and the receipt by the Company of all payments due under the Collaboration Agreement, the Company shall grant to Honam: (1) a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and (2) non-exclusive rights to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.  In connection with such non-exclusive rights, Honam is required to pay a royalty to the Company.

On August 30, 2011, we entered into agreements providing for establishment of a joint venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China (the “Joint Venture”).  Joint venture partners include PowerSav, Inc., AnHui Xinlong Electrical Co. and Wuhu Huarui Power Transmission & Transformation Engineering Co.

The Joint Venture will be established upon receipt of certain governmental approvals from China which are anticipated to be received in November 2011. The Joint Venture will operate through a jointly-owned Chinese company located in Wuhu City, Anhui Province named Anhui Meineng Store Energy Co., Ltd. (the “JV Company”).  The JV Company will initially assemble and ultimately manufacture the Company’s products for sale in the power management industry on an exclusive basis in mainland China and on a non-exclusive basis in Hong Kong and Taiwan.

In connection with the Joint Venture, on August 30, 2011 the Company and certain of its subsidiaries entered into the following agreements:

• Joint Venture Agreement of Anhui Meineng Store Energy Co., Ltd. (the “China JV Agreement”) by and between ZBB PowerSav Holdings Limited, a Hong Kong limited liability company (“Hong Kong Holdco”), and Anhui Xinrui Investment Co., Ltd, a Chinese limited liability company; and;

• Limited Liability Company Agreement of ZBB PowerSav Holdings Limited by and between ZBB Cayman Corporation and PowerSav, Inc. (the “Holdco Agreement”).

In connection with the Joint Venture, upon establishment of the JV Company, the Company and certain of its subsidiaries will enter into the following agreements:

• Management Services Agreement by and between the JV Company and Hong Kong Holdco (the “Management Services Agreement”);

• License Agreement by and between the Company and the JV Company (the “License Agreement”); and

• Research and Development Agreement by and between the Company and the JV Company (the “Research and Development Agreement”).

Pursuant to the China JV Agreement, it is anticipated that the JV Company will be capitalized with approximately $13.4 million of equity capital.  The Company’s only capital contributions to the Joint Venture will be a contribution of technology to the JV Company via the License Agreement valued at approximately $4.0 million.  The Company’s indirect interest in the JV Company will equal approximately 33%.

The Company’s investment in the JV Company will be made through Hong Kong Holdco, a holding company being formed with PowerSav and to which the Company will make a cash capital contribution of $200,000.  The Company will own 60% of Hong Kong Holdco’s equity interests.  The Company will have the right to appoint a majority of the members of the Board of Directors of Hong Kong Holdco and Hong Kong Holdco will have the right to appoint a majority of the members of the Board of Directors of the JV Company.

Pursuant to the Management Services Agreement Hong Kong Holdco will provide certain management services to the JV Company in exchange for a management services fee equal to five percent of the JV Company’s net sales for the first five years and three percent of the JV Company’s net sales for the subsequent three years.

Pursuant to the License Agreement, the Company will grant to the JV Company (1) an exclusive royalty-free license to manufacture and distribute the Company’s ZESS Zinc Bromide flow battery, version three (v3) battery (50KW) and ZESS POWR PECC (up to 250KW) (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.

Pursuant to the Research and Development Agreement, the JV Company may request the Company to provide research and development services upon commercially reasonable terms and conditions.  The JV Company would pay the Company’s fully-loaded costs and expense incurred in providing such services.

Results of Operations – Year Ended June 30, 2011 Compared with the Year Ended June 30, 2010

Revenue and Other income:

Our revenues for the year ended June 30, 2011 and 2010 were $1,802,610 and $1,545,980, respectively.  This increase of $256,630 was due primarily to the inclusion of $772,929 of revenue from Tier Electronics which we acquired in January 2011.  In the year ended June 30, 2011, commercial product sales revenues declined by $49,784 and engineering and development revenues increased by $306,414 as compared to the year ended June 30, 2010.  The decrease in commercial product sales and revenues is primarily the result of delays in certain orders due to the need for PECC inverter certification to UL standard 1741 and an order that requires field commissioning completion.  The increase in engineering and development revenues was due to the commencement of the Collaboration Agreement with Honam Petrochemical in April 2011.

Other income for the year ended June 30, 2011 reflects a decrease in interest income of $51,414 compared to the year ended June 30, 2010, due primarily to decreasing investment balances and lower interest rates on invested funds.

Cost and Expenses and Other Expense:

Total costs and expenses for the years ended June 30, 2011 and 2010 were $10,623,113 and $11,057,919, respectively. This decrease of $434,806 in the year ended June 30, 2011 was primarily due to the following:

●
A decrease in costs of product sales of $331,362 due to a decrease in product shipments, a decrease in the cost of engineering and development  of $1,299,584 due to the completion of activities required under the AEST contract during the year ended June 30, 2010 and a decrease in other engineering and development contracts;

●
A $1,185,121 increase in advanced engineering and development expenses  primarily due to an increase in the Company’s engineering and development activities for its next generation battery module and PECC systems;

●	$219,213 of impairment and other charges during fiscal year 2011 compared to $903,305 of impairment and other charges during fiscal year 2010;

●
An increase of $459,976 in selling, general and administrative expenses due to the inclusion of Tier Electronics’ selling, general and administrative expenses of $571,000 partially offset by a decrease in the Company expenses principally comprised of fundraising, consulting and promotional fees; and

●	A $235,135 increase in depreciation and amortization expenses due to the amortization of intangible assets related to the Tier acquisition beginning in January 2011.

Other expenses for the year ended June 30, 2011 and 2010 consisted primarily of interest expenses of $217,810 and $149,521, respectively.

Net Loss:

Our net loss for the year ended June 30, 2011 decreased by $1,157,820 to $8,449,006 from the $9,606,826 net loss for the year ended June 30, 2010.  This decrease in loss was primarily the result of the decreases in expenses and the increase in revenues as described above as well as a $579,955 income tax benefit.  The credits recognized during fiscal 2011 were $164,640 and $415,315, for expenditures incurred during the years ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and government and other research and development contracts.  Total paid in capital as of June 30, 2011 was $60,777,286 and $49,770,987 as of June 30, 2010.   We had a cumulative deficit of $55,343,683 as of June 30, 2011 compared to a cumulative deficit of $46,894,677 as of June 30, 2010.  At June 30, 2011 we had a working capital surplus of $712,109 compared to a June 30, 2010 working capital deficit of $800,204.  Our shareholders’ equity as of June 30, 2011 and June 30, 2010 was $4,156,510 and $1,451,277, respectively.

On August 30, 2010 we entered into an amended and restated securities purchase agreement (the “Socius Agreement”) with Socius CG II, Ltd. (“Socius”). Pursuant to the Socius Agreement we have the right over a term of two years, subject to certain conditions, to require Socius to purchase up to $10 million of redeemable subordinated debentures and/or shares of redeemable Series A preferred stock in one or more tranches.  The debentures bear interest at an annual rate of 10% and the shares of Series A preferred stock accumulate dividends at the same rate.  Both the debentures and the shares of Series A preferred stock are redeemable at our election at any time after the one year anniversary of issuance.  Neither the debentures nor the Series A preferred shares are convertible into common stock.  Shares of Series A preferred stock were authorized in November 2010.  Upon authorization, the outstanding debentures were automatically converted into shares of Series A preferred stock. Under the Socius Agreement, in connection with each tranche Socius is obligated to purchase that number of shares of our common stock equal in value to 135% of the amount of the tranche at a per share price equal to the closing bid price of the common stock on the trading day preceding our delivery of the tranche notice. Socius may pay for the shares it purchases at its option, in cash or with a secured promissory note. Our ability to submit a tranche notice is subject to certain conditions including that: (1) a registration statement covering our sale of shares of common stock to Socius in connection with the tranche is effective and (2) the issuance of such shares would not result in Socius and its affiliates beneficially owning more than 9.99% of our common stock.

During the year ended June 30, 2011 we delivered a total of four tranche notices under the Socius Agreement pursuant to which Socius purchased from us $3,547,168 of debentures and preferred stock.   In connection with the tranches, (1) Socius purchased 4,560,977 shares of common stock for a total purchase price of $4,788,675 and at a per share weighted average purchase price of $1.05 and (2) we issued to Socius 893,097 shares of common stock in payment of the commitment fee payable by us under the Socius Agreement. Socius paid for the shares of common stock it purchased with secured promissory notes maturing the later of four years or when we have redeemed all preferred stock issued by us to Socius under the Socius Agreement.

On June 14 and 15, 2011 we entered into Stock Purchase Agreements with certain investors providing for the issuance of a total of 3,049,463 shares of the Company’s common stock for an aggregate purchase price of $2,527,000 at a weighted average price per share of $0.83.  The closing took place on June 17, 2011.  $200,000 of these shares were purchased by members of the Company’s Board of Directors.  $2,849,000 of these shares were offered by the Company pursuant to the 2011 universal shelf registration statement described below.  The balance of the shares were sold in a private placement transaction.  The net proceeds to the Company, after deducting $153,000 of offering costs, were $2,374,000.

On December 29, 2010 and January 3, 2011 we entered into Stock Purchase Agreements with certain investors providing for the issuance of a total of 2,103,532 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 at a weighted average price per share of $0.95.  The closing took place on January 12, 2011.  $200,000 of these shares were purchased by members of the Company’s Board of Directors.  $1,800,000 of these shares were offered by the Company pursuant to the 2009 universal shelf registration statement described below.  The balance of the shares were sold in a private placement transaction.  The net proceeds to the Company were $1,945,000.

On October 12, 2010, we entered into Stock Purchase Agreements with certain investors providing for the sale of a total of 3,329,467 shares of the Company’s common stock for an aggregate purchase price of $1,435,000 at a price per share of $0.431 which was the closing price of the Company’s common stock on October 12, 2010.  $425,000 of these shares were purchased by members of the Company’s Board of Directors.  2,111,369 of these shares were offered by the Company pursuant to the 2009 universal shelf registration statement described below.  The balance of the shares were sold in a private placement transaction.  The net proceeds to the Company were approximately $1.3 million.

On May 1, 2009 we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC) for a $10 million universal shelf, which was declared effective by the SEC on May 13, 2009.  We took this action as a measure in anticipation of our possible future needs to raise additional investment capital to fund additional working capital and further capital expenditures.  On August 18, 2009, we used this universal shelf registration statement to complete a registered direct sale of 1,791,667 units at $1.20 per unit consisting of an aggregate of 1,791,667 shares of common stock and warrants to purchase 358,333 shares of common stock at an exercise price of $1.33 per share.  The proceeds to the Company after deducting placement agent fees and offering expenses were approximately $1.9 million.  On March 9, 2010, we used this universal shelf registration statement to complete a registered direct sale of 2,243,750 units at $.80 per unit consisting of an aggregate of 2,243,750 shares of common stock and warrants to purchase 1,121,875 shares of common stock at an exercise price of $1.04 per share.  The proceeds to the Company after deducting placement agent fees and offering expenses were approximately $1.6 million.

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

We also have approximately $40 million of net operating loss carryforwards and $14.675 million of Department of Energy sponsored tax credits. The tax credits require the Company to invest approximately $50 million in plant and equipment, which the Company has started but has not completed.  We are exploring ways to monetize or to use these benefits.  However, there can be no assurance that these efforts will prove successful.  We have recorded an income tax refund receivable of $164,640 for the year ended June 30, 2011, related to a refundable Australian research and development tax credit refund for the year ending June 30, 2011.

Our investment capital requirements will depend upon numerous factors, including our ability to control expenses, the progress of our engineering and development programs, the success of our marketing and sales efforts and our ability to obtain alternative funding sources such as government grants.  In order to actively manage financing risk, the board of directors has worked with management to carefully consider financing alternatives and to implement cost containment measures.  Actions taken by the board of directors and management in fiscal 2011 to date include: 1) execute an overall reduction in controllable expenses to preserve cash resources including continuing our revised non-employee director compensation policy under which fees are paid primarily with equity instead of cash; 2) actively pursue additional sources of capital to fund working capital and operating needs; 3) pursue government grant and federal stimulus package opportunities; 4) file a new $25 million universal shelf registration statement with the SEC as described in further detail below; and 5) pursue potential strategic transactions such as the Tier acquisition, Honam collaboration and China joint venture transaction through which we may grow our business and/or obtain non-dilutive financing.

As described above under the caption “Overview”, in January 2011 we consummated the acquisition of substantially all of the assets of Tier Electronics LLC (“Seller”) used in connection with the Seller’s business of developing, manufacturing, marketing and selling power electronics products for and to original equipment manufacturers in various industries.  This acquisition significantly expands our product portfolio, customer base and served market and is expected to add significantly to revenue growth and be accretive to operating cash flows.

As described above under the caption “Overview”, in April 2011 we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which we agreed with Honam to collaborate on the further technical development of our third generation Zinc Bromide flow battery module (the “Version 3 Battery Module”).  Pursuant to the Collaboration Agreement, Honam is required to pay us a total of $3 million dollars as follows: (1) $1 million within 10 days following execution of the Collaboration Agreement (subsequently received on April 19, 2011); (2) $500,000 by June 30, 2011 (subsequently received on June 30, 2011); (3) $1.2 million by October 10, 2011 and (4) $300,000 within 10 days after a V3 single stack is set up at Honam’s research and development center.  Through June 30, 2011 Honam had made the first two payments to us totaling $1.5 million.

As described above under the caption “Overview”, in August 2011 we entered into agreements providing for establishment of a joint venture that will develop, produce, sell, distribute and service advanced storage batteries and power electronics in China (the “-JV Company”).  The joint venture partners include PowerSav, Inc., AnHui Xinlong Electrical Co. and Wuhu Huarui Power Transmission & Transformation Engineering Co.  This joint venture will enable the Company to take its products into this high growth market with exceptional partners and also represents a core component of our global partnership strategy to offer the lowest cost smart storage products available. It is anticipated that the JV Company will be capitalized with approximately $13.4 million of equity capital.  The Company’s only capital contributions to the JV Company will be a contribution of technology via a license agreement valued at approximately $4.0 million.  The Company’s indirect interest in the JV Company will equal approximately 33%.  The Company’s investment in the JV Company will be made through a holding company being formed with PowerSav and to which the Company will make a cash capital contribution of $200,000.

On January 31, 2011 we filed with the SEC a universal shelf registration statement on Form S-3 covering the offer and sale from time to time of up to $25 million of securities, which may include additional securities issued pursuant to the Socius Agreement as well as other equity, debt and other securities as described in the registration statement. The SEC declared this registration statement effective on March 21, 2011.  While we do not have any immediate plans to offer securities under this shelf registration, it is intended to give the Company the flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market or other conditions.

We believe we have the necessary financing vehicles in place, including the Socius Agreement described above, to fund the Company through the end of fiscal 2012.  However, there can be no assurances that unforeseen circumstances will not jeopardize the Company’s ability to draw on these financing vehicles.  Therefore, we are continuing to seek additional sources of funds to add to the financing vehicles already in place.  However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If we are unable to obtain such needed capital, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations.

Cash Flows

During fiscal 2011, our cash and cash equivalents increased by $1,674,960 from June 30, 2010.

Our operating activities used net cash of $6,250,742 for the year ended June 30, 2011.  Cash used in operations resulted from a net loss of $8,449,006 reduced by $1,878,257 in non-cash adjustments and $320,007 in net changes to working capital.  Non-cash adjustments included $866,512 of stock based compensation expense, and $659,432 of depreciation and amortization expense.  Net cash provided by changes in working capital was primarily due to a net increase in deferred revenue of $842,828 relating to customer deposits offset by an estimated tax refund receivable of $164,640 related to a refundable Australian research and development credit for qualified expenditures incurred during the fiscal year ended June 30, 2011.

Our investing activities used net cash of $1,975,966 for the year ended June 30, 2011, consisting of $1,750,044 used for the purchase of property and equipment and $225,922 used in connection with our completion of the acquisition of Tier Electronics LLC.

Our financing activities provided net cash of $9,892,123 for the year ended June 30, 2011.  Net cash provided by financing activities included $5,495,081 in net proceeds from issuance of common stock, $3,547,168 in proceeds from issuance of debentures notes payable and preferred stock under the Socius Agreement and $1,300,000 of proceeds from issuance of a note payable, offset by repayments of $450,126 of principal on bank loans and notes payable.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2011.

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

We believe that the following are our most critical accounting estimates and assumptions the Company must make in the preparation of its consolidated financial statements and related disclosures:

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.

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

Property, Plant and Equipment

Land, building, equipment, computers and furniture and fixtures are recorded at cost.  Maintenance, repairs and betterments are charged to expense. Depreciation is provided for all plant and equipment on a straight line basis over the estimated useful lives of the assets.  The estimated useful lives used for each class of depreciable asset is:

Estimated Useful Lives
Manufacturing equipment	3 - 7 years
Office equipment	3 - 7 years
Building and improvements	7 - 40 years

Intangible Assets

Intangible assets generally result from business acquisitions.  The Company accounted for the January 21, 2011 business acquisition by assigning the purchase price to identifiable tangible and intangible assets and liabilities.  Assets acquired and liabilities assumed were recorded at their estimated fair values.  Other intangible assets consist of a non-compete agreement, license agreement, and trade secrets.

Amortization is recorded for other intangible assets with determinable lives. Other intangible assets are amortized using the straight line method over the three year estimated useful lives of the respective assets.

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

Testing for the impairment of goodwill involves a two-step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.

Impairment of Long-Lived Assets

In accordance with FASB ASC topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.

Warranty Obligations

The Company typically warrants its products for twelve months after installation or eighteen months after date of shipment, whichever first occurs. Warranty obligations are evaluated quarterly to determine a reasonable estimate for the replacement of potentially defective materials of all energy storage systems that have been shipped to customers.

While the Company actively engages in monitoring and improving its evolving battery and production technologies, there is only a limited product history and relatively short time frame available to test and evaluate the rate of product failure.  Should actual product failure rates differ from the Company’s estimates, revisions are made to the estimated rate of product failures and resulting changes to the liability for warranty obligations.  In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.

During the year ended June 30, 2010, battery stack manufacturing issues were discovered as result of an internal test failure.  As a result, the Company has implemented several manufacturing process changes to eliminate the potential for future failures and has adjusted its warranty obligations accordingly.  We will adjust our warranty rates in future periods as these processes are implemented and tested.

Revenue Recognition

Revenues are recognized when persuasive evidence of a contractual arrangement exits, delivery has occurred or services have been rendered, the seller’s price to buyer is fixed and determinable, and collectability is reasonably assured. The portion of revenue related to installation and final acceptance, is deferred until such installation and final customer acceptance are completed. The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in product sales. The Company reports its product sales net of actual sales returns.

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

The portion of revenue related to engineering and development is recognized ratably upon delivery of the goods pertaining to the underlying contractual arrangement or revenue is recognized as certain activities are performed by the Company over the estimated performance period.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. The Company’s management has reviewed the Company’s tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities as of June 30, 2011 and June 30, 2010.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include those related to:

●	the timing of revenue recognition;
●	the allowance for doubtful accounts;
●	provisions for excess and obsolete inventory;
●	the lives and recoverability of property, plant and equipment and other long-lived assets such as goodwill and other intangible assets;
●	contract costs and reserves;
●	warranty obligations;
●	income tax valuation allowances;
●	stock-based compensation; and
●	fair values of assets acquired and liabilities assumed in a business combination.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to the presentation of comprehensive income that eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or two consecutive statements. This guidance is effective for us beginning July 1, 2012. We do not believe the adoption of this guidance will have a material effect on our consolidated financial statements and related disclosures.

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards. This guidance includes amendments that clarify the application of existing fair value measurements and disclosures, in addition to other amendments that change principles or requirements for fair value measurements or disclosures. This guidance is effective for us beginning January 1, 2012. We do not believe the adoption of this guidance will have a material effect on our consolidated financial statements and related disclosures.

Item 7A.                      Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.                                Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
ZBB ENERGY CORPORATION

TABLE OF CONTENTS

Page
Reports of Independent Registered Public Accounting Firms	27-28
Consolidated Balance Sheets as of June 30, 2011 and 2010	29
Consolidated Statements of Operations for the Years ended June 30, 2011 and 2010	30
Consolidated Statements of Changes in Shareholders’ Equity for the Years ended June 30, 2011 and 2010	32
Consolidated Statements of Cash Flows for the Years ended June 30, 2011 and 2010	31
Notes to Consolidated Financial Statements	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
ZBB Energy Corporation
Menomonee Falls, Wisconsin

We have audited the accompanying consolidated balance sheet of ZBB Energy Corporation (the "Company") as of June 30, 2011, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZBB Energy Corporation as of June 30, 2011 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements, for the year ended June 30, 2011, have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company continues to incur significant operating losses and has an accumulated deficit of $55,343,683 that raises substantial doubt about the Company's ability to continue as a going concern.  In order to sustain continued operations and meet its obligations, the Company is dependent on its ability to obtain future sources of cash flow, which may include debt and equity financing; financial support from strategic partnerships and/or government programs; as well as additional sales orders. Management’s plans in regard to these matters are also described in Note 3 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin
September 8, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
ZBB Energy Corporation
Menomonee Falls , Wisconsin

We have audited the accompanying consolidated balance sheet of ZBB Energy Corporation and subsidiaries as of June 30, 2010, and the related consolidated statement of operations, changes in shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZBB Energy Corporation and subsidiaries at June 30, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company continues to incur significant operating losses and has an accumulated deficit of $46,894,677 that raises substantial doubt about the Company’s ability to continue as a going concern.  The Company is dependent on future debt and equity fundraising, additional sales orders, increase in margins, strategic partnerships, and/or government programs to sustain continued operations and meet past obligations.  Management’s plans regarding these matters also are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PKF LLP
New York, NY
September 7, 2010

ZBB ENERGY CORPORATION
Consolidated Balance Sheets

	June 30, 2011	June 30, 2010
Assets
Current assets:
Cash and cash equivalents	$2,910,595	$1,235,635
Accounts receivable, net	171,622	7,553
Inventories	1,662,850	702,536
Prepaid and other current assets	56,462	149,098
Refundable income tax credit	164,640	-
Total current assets	4,966,169	2,094,822
Long-term assets:
Property, plant and equipment, net	4,766,871	3,568,823
Intangible assets, net	1,811,507	-
Goodwill	803,079	803,079
Total assets	$12,347,626	$6,466,724

Liabilities and Shareholders' Equity
Current liabilities:
Bank loans and notes payable	$779,088	$395,849
Accounts payable	961,221	869,179
Accrued expenses	695,273	539,100
Deferred revenues	1,528,482	325,792
Accrued compensation and benefits	289,996	765,106
Total current liabilities	4,254,060	2,895,026
Long-term liabilities:
Bank loans and notes payable	3,937,056	2,120,421
Total liabilities	8,191,116	5,015,447

Shareholders' equity
Series A preferred stock ($0.01 par value, $10,000 face value)
10,000,000 authorized, preference in liquidation of $3,715,470 as of June 30, 2011, 355.4678 and 0 shares issued	3,715,470	-
Common stock ($0.01 par value); 150,000,000 authorized
29,912,415 and 14,915,389 shares issued	299,124	149,155
Additional paid-in capital	60,777,286	49,770,987
Notes receivable - common stock	(3,707,799)	-
Treasury stock - 13,833 shares	(11,136)	(11,136)
Accumulated other comprehensive loss	(1,572,752)	(1,563,052)
Accumulated deficit	(55,343,683)	(46,894,677)
Total shareholders' equity	4,156,510	1,451,277
Total liabilities and shareholders' equity	$12,347,626	$6,466,724

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Consolidated Statements of Operations

	Year ended June 30,
	2011	2010
Revenues
Product sales	$917,671	$967,455
Engineering and development	884,939	578,525
Total Revenues	1,802,610	1,545,980

Costs and Expenses
Cost of product sales	567,925	899,287
Cost of engineering and development	536,715	1,836,299
Advanced engineering and development	3,424,260	2,239,139
Selling, general, and administrative	5,215,568	4,755,592
Depreciation and amortization	659,432	424,297
Impairment and other equipment charges	219,213	903,305
Total Costs and Expenses	10,623,113	11,057,919

Loss from Operations	(8,820,503)	(9,511,939)

Other Income (Expense)
Interest income	8,779	60,193
Interest expense	(217,810)	(149,521)
Other income (expense)	573	(5,559)
Total Other Income (Expense)	(208,458)	(94,887)

Loss before provision (benefit) for Income Taxes	(9,028,961)	(9,606,826)

Provision (benefit) for Income Taxes	(579,955)	-
Net Loss	$(8,449,006)	$(9,606,826)

Net Loss per share-
Basic and diluted	$(0.38)	$(0.74)

Weighted average shares-basic and diluted:
Basic	22,068,311	12,924,362
Diluted	22,068,311	12,924,362

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Consolidated Statements of Cash Flows

	Year ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(8,449,006)	$(9,606,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	349,017	424,297
Bad debt provision	80,000	-
Inventory obsolescence	53,000	158,899
Amortization of intangible assets	310,415	-
Impairment and other equipment charges	219,313	903,305
Stock-based compensation	866,512	527,439
Changes in assets and liabilities, net of the effects of business acquisition
Accounts receivable	(19,813)	606,601
Inventories	(163,382)	725,678
Prepaids and other current assets	92,636	(5,925)
Other receivables-interest	-	19,746
Refundable income taxes	(164,640)
Accounts payable	(48,960)	42,178
Accrued compensation and benefits	(159,277)	613,265
Accrued expenses	(59,385)	544,551
Deferred revenues	842,828	(802,747)
Net cash used in operating activities	(6,250,742)	(5,849,539)
Cash flows from investing activities
Expenditures for property and equipment	(1,750,044)	(318,245)
Acquisition of business, net of cash acquired	(225,922)	-
Bank certificate of deposit	-	1,000,000
Net cash (used in) provided by investing activities	(1,975,966)	681,755
Cash flows from financing activities
Proceeds from bank loans and notes payable	1,300,000	156,000
Repayments of bank loans and notes payable	(450,126)	(456,203)
Proceeds from issuance of debenture notes payable	517,168	-
Proceeds from issuance of Series A preferred stock	3,030,000	-
Proceeds from issuance of common stock, net of issuance costs	5,495,081	3,737,442
Purchase of treasury shares	-	(11,136)
Net cash provided by financing activities	9,892,123	3,426,103
Effect of exchange rate changes on cash and cash equivalents	9,545	7,307
Net increase (decrease) in cash and cash equivalents	1,674,960	(1,734,374)
Cash and cash equivalents - beginning of year	1,235,635	2,970,009

Cash and cash equivalents - end of year	$2,910,595	$1,235,635

Cash paid for interest	$188,895	$111,927
Cash received for income tax credit	634,835	-

Supplemental non-cash investing and financing activities:
Conversion of debenture notes payable to Series A preferred stock	$524,678	$-
Issuance of common stock for discounted notes receivable	3,529,644	-
Issuance of common stock as consideration for equity issuance costs	683,634	-
Conversion of cash settled RSU's to stock settled RSU's	315,833	-
Issuance of warrants for purchase of property and equipment	11,834	-
See Note 2 for amounts related to the acquisition of the business

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Changes in Shareholders' Equity
	Number of Shares	Series A Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Notes Receivable - Common Stock	Treasury Stock	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Shareholders' Equity	Comprehensive Loss

Balance: July 1, 2009			10,618,297	$106,183	$45,549,079	$-	$-	$(1,601,576)	$(37,287,851)	$6,765,835

Issuance of common stock, net of costs and underwriting fees			4,035,417	40,355	3,661,495					3,701,850
Equity offering costs					(244,409)					(244,409)
Stock-based compensation					527,439					527,439
Settlement of stock purchase agreement			(28,750)	(287)	287
Retired restricted stock			(46,921)	(469)	469
Issuance of restricted common stock offering			337,346	3,373	276,627					280,000
Purchase of treasury stock							(11,136)			(11,136)
Net loss									(9,606,826)	(9,606,826)	$(9,606,826)
Net translation adjustment								38,524		38,524	38,524
Balance: June 30, 2010			14,915,389	149,155	49,770,987	-	(11,136)	(1,563,052)	(46,894,677)	1,451,277	(9,568,302)

Issuance of common stock, net of costs and underwriting fees			13,123,929	131,239	9,137,291	(3,529,644)				5,738,886
Issuance of commitment fee shares			893,097	8,930	579,306					588,236
Issuance of common stock for acquisition of net assets of Tier Electronics			800,000	8,000	912,000					920,000
Equity issuance costs			180,000	1,800	(833,840)					(832,040)
Conversion of debenture notes payable to preferred stock	52.4678	524,678								524,678
Issuance of preferred stock, net of issuance costs	303.0000	3,030,000								3,030,000
Conversion of cash settled RSU's to stock settled RSU's					315,833					315,833
Stock-based compensation					866,512					866,512
Interest on notes receivable - common stock					178,155	(178,155)
Accretion of dividends on preferred stock		160,792			(160,792)
Issuance of warrants					11,834					11,834
Net loss									(8,449,006)	(8,449,006)	(8,449,006)
Net translation adjustment								(9,700)		(9,700)	(9,700)
Balance: June 30, 2011	355.4678	$3,715,470	29,912,415	$299,124	$60,777,286	$(3,707,799)	$(11,136)	$(1,572,752)	$(55,343,683)	$4,156,510	$(8,458,706)

See accompanying notes to consolidated financial statements

ZBB ENERGY CORPORATION
Notes to Consolidated Financial Statements
June 30, 2011 and 2010

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

ZBB Energy Corporation (“ZBB” or the “Company”) develops and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc bromide rechargeable electrical energy storage technology.  A developer and manufacturer of modular, scalable and environmentally friendly power systems (“ZESS POWR™”), ZBB Energy was founded in 1998 and is headquartered in Wisconsin, USA with offices also located in Perth, Western Australia. As described in Note 2 in January 2011 the Company acquired substantially all of the net assets of Tier Electronics LLC.

The Company provides advanced electrical power management platforms targeted at the growing global need for distributed renewable energy, energy efficiency, power quality, and grid modernization.  The Company and its power electronics subsidiary, Tier Electronics, have developed a portfolio of intelligent power management platforms that directly integrate multiple renewable and conventional onsite generation sources with rechargeable zinc bromide flow batteries and other storage technology. The Company also offers advanced systems to directly connect wind and solar equipment to the grid and systems that can form various levels of micro-grids.  Tier Electronics participates in the energy efficiency markets through its hybrid vehicle control systems, and power quality markets with its line of regulation solutions. Together, these platforms solve a wide range of electrical system challenges in global markets for utility, governmental, commercial, industrial and residential end customers.

The consolidated financial statements include the accounts of the Company and those of its wholly owned subsidiaries, ZBB Technologies, Inc. and Tier Electronics LLC which operate manufacturing facilities in Menomonee Falls, Wisconsin, and ZBB Technologies, Ltd. which has its advanced engineering and development facility in Perth, Australia.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company maintains its cash deposits at financial institutions predominately in the United States and Australia.  At times such balances may exceed insurable limits.  The Company has not experienced any losses in such accounts.

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable when they become uncollectible.  Accounts receivable are stated net of allowance for doubtful accounts of $80,000, as of June 30, 2011.  There was no allowance for doubtful accounts as of June 30, 2010.

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

Property, Plant and Equipment

Land, building, equipment, computers and furniture and fixtures are recorded at cost.  Maintenance, repairs and betterments are charged to expense. Depreciation is provided for all plant and equipment on a straight line basis over the estimated useful lives of the assets.  The estimated useful lives used for each class of depreciable asset is:

Estimated Useful Lives
Manufacturing equipment	3 - 7 years
Office equipment	3 - 7 years
Building and improvements	7 - 40 years

manufacturing equipment office equipment building and improvements estimated useful lives 3 - 7 years 3 - 7 years 7 - 40 years
Intangible Assets

Intangible assets generally result from business acquisitions.  The Company accounted for the January 21, 2011 business acquisition by assigning the purchase price to identifiable tangible and intangible assets and liabilities.  Assets acquired and liabilities assumed were recorded at their estimated fair values.  Other intangible assets consist of a non-compete agreement, license agreement, and trade secrets.

Amortization is recorded for other intangible assets with determinable lives. Other intangible assets are amortized using the straight line method over the three year estimated useful lives of the respective assets.

Goodwill

Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized but reviewed for impairment annually as of June 30 each year or more frequently if events or changes in circumstances indicate that its carrying value may be impaired.  These conditions could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.  The Company has determined that it has two reporting units – ZBB Energy Storage and Power Electronics Systems and Tier Electronics Power Conversion Systems.

Testing for the impairment of goodwill involves a two-step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  Based on this method, the Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of June 30, 2011 and June 30, 2010.

Impairment of Long-Lived Assets

In accordance with FASB ASC topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were $219,213 and $903,305 long-lived assets impaired as of June 30, 2011 and June 30, 2010.

Warranty Obligations

The Company typically warrants its products for twelve months after installation or eighteen months after date of shipment, whichever first occurs. Warranty obligations are evaluated quarterly to determine a reasonable estimate for the replacement of potentially defective materials of all energy storage systems that have been shipped to customers.

While the Company actively engages in monitoring and improving its evolving battery and production technologies, there is only a limited product history and relatively short time frame available to test and evaluate the rate of product failure.  Should actual product failure rates differ from the Company’s estimates, revisions are made to the estimated rate of product failures and resulting changes to the liability for warranty obligations.  In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.

During the year ended June 30, 2010, battery stack manufacturing issues were discovered as result of an internal test failure.  As a result, the Company has implemented several manufacturing process changes to eliminate the potential for future failures and has adjusted its warranty obligations accordingly.  We will adjust our warranty rates in future periods as these processes are implemented and tested.

As of June 30, 2011 and June 30, 2010, included in the Company’s accrued expenses were $413,203 and $520,000, respectively, related to warranty obligations.  Such amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The following is a summary of accrued warranty activity:

	Year Ended June 30
	2011	2010

Beginning balance	$520,000	$-
Accruals for warranties during the year	176,662	1,055,204
Settlements during the year	(283,459)	(535,204)
Adjustments relating to preexisting warranties	-	-
Ending balance	$413,203	$520,000

Revenue Recognition

Revenues are recognized when persuasive evidence of a contractual arrangement exits, delivery has occurred or services have been rendered, the seller’s price to buyer is fixed and determinable, and collectability is reasonably assured. The portion of revenue related to installation and final acceptance, is deferred until such installation and final customer acceptance are completed. The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in product sales. The Company reports its product sales net of actual sales returns.

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

The portion of revenue related to engineering and development is recognized ratably upon delivery of the goods pertaining to the underlying contractual arrangement or revenue is recognized as certain activities are performed by the Company over the estimated performance period.

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

Total revenues of $1,802,610 and $1,545,980 were recognized for the years ended June 30, 2011 and 2010, respectively, and were comprised of  three significant customers (39%, 12%, and 10% of total revenues) and two significant customers for 2010 (40% and 29% of total revenues).  The Company had one significant customer with an outstanding accounts receivable balance of $179,377 at June 30, 2011.

Engineering and Development Revenues

On April 8, 2011, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which the Company agreed with Honam to collaborate on the further technical development of the Company’s third generation Zinc Bromide flow battery module (the “Version 3 Battery Module”).  Pursuant to the Collaboration Agreement, through June 30, 2011Honam has paid the Company a total of $1.5 million.  Of this amount, the Company has recognized $700,000 as revenue as of June 30, 2011 and deferred the balance as the revenue is being recognized as certain activities are performed by the Company over the estimated performance period.  The unamortized balance of deferred revenue will be recognized over the remaining performance period (12 months).  Pursuant to the Collaboration Agreement Honam is required to pay an additional (1) $1.2 million by October 10, 2011 and (2) $300,000 within 10 days after a single Version 3 Battery Module is set up at Honam’s research and development center.  Pursuant to the Collaboration Agreement, the parties are required to negotiate a license agreement under which upon the completion of the collaboration project and the receipt by the Company of all payments due under the Collaboration Agreement, the Company shall grant to Honam: (1) a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and (2) non-exclusive rights to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.  In connection with such non-exclusive rights, Honam is required to pay a royalty to the Company.

On June 29, 2007, ZBB Technologies Ltd (“ZBB Technologies”), an Australian subsidiary of the Company, and the Commonwealth of Australia (the “Commonwealth”) represented by and acting through the Department of Environment and Water Resources (the “Department”), entered into an agreement for project funding under the Advanced Electricity Storage Technologies (“AEST”) program (the “AEST agreement”) whereby the Department agreed to provide funding to ZBB Technologies for the development of an energy storage system to be used to demonstrate the storage and supply of renewable energy generated from photovoltaic solar panels and wind turbines already operational at the Commonwealth Scientific and Industrial Research Organization’s (“CSIRO”) Newcastle Energy Centre in New South Wales, Australia.

The AEST agreement provided for a three year term under which the Commonwealth provided $2.6 million (A$3.1 million) in project funding over several periods, totaling $1.35 million in year one, $1.01 million in year two and $0.24 million in year three, as certain development progress “milestones” were met by ZBB Technologies to the satisfaction of the Commonwealth.

The Company owns any assets, including battery storage systems, acquired with the funding from the contract.  The Company grants the government of Australia a free, non-exclusive license to intellectual property created in the project for their own internal use.

The AEST project had total budgeted expenditure for operating and capital items of approximately $4.7 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.3 million (A$2.8 million) was the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities. The Australian Government provided the project funding of approximately $2.6 million (A$3.1 million) that was paid in accordance with the completion of contracted project milestones and subject to the Company’s compliance with project reporting requirements and demonstrating that the funds already provided to it had been fully spent or would be fully spent in the near future.  Management of the Company believes it has fulfilled its required contributions to the project in cash and in-kind contributions as of December 31, 2010.  As of December 31, 2010, the Company had received the full $2.6 million of payments due from the Australian Government under the Agreement.

Included in engineering and development revenues and costs were $700,000 and $536,715, respectively, for the year ended June 30, 2011 related to the Collaboration Agreement with Honam.  The financial statements for the year ended June 30, 2011 also include engineering and development revenue and costs from AEST of $184,939 and $0,  respectively, for the year ended June 30, 2011, and $453,514 and $1,561,061 respectively for the year ended June 30, 2010.

As of June 30, 2011 and June 30, 2010, the Company had no unbilled amounts from engineering and development contracts. The Company had $800,000 in customer payments from engineering and development contract revenue, representing deposits in advance of performance of the allowable work as of June 30, 2011.  At June 30, 2010 the Company had no customer payments from engineering and development contract revenue, representing deposits in advance of performance of the allowable work.

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

Income Taxes

The Company records deferred income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of June 30, 2011 and June 2010.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. The Company’s management has reviewed the Company’s tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities as of June 30, 2011 and June 30, 2010.

The Company’s U.S. Federal income tax returns for the years ended June 30, 2008 through June 30, 2011 and the Company’s Wisconsin and Australian income tax returns for the years ended June 30, 2007 through June 30, 2011 are subject to examination by taxing authorities.

Foreign Currency

The Company uses the United States dollar as its functional and reporting currency, while the Australian dollar is the functional currency of two of its foreign subsidiaries. Assets and liabilities of the Company’s foreign subsidiary are translated into United States dollars at exchange rates that are in effect at the balance sheet date while equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which were applicable during the reporting period. Translation adjustments are accumulated in Accumulated Other Comprehensive Loss as a separate component of Shareholders’ Equity in the consolidated balance sheets. No gain or loss on translation is included in the net loss.

Loss per Share

The Company follows the FASB ASC topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the year ended June 30, 2011 and June 30, 2010 there were 6,608,719 and 4,163,023 of underlying options, restricted stock units and warrants that are excluded, respectively.

Concentrations of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains significant cash deposits primarily with three or four financial institutions, which at times may exceed insured limits. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit rating of these institutions as part of its investment strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to accelerated payment terms in current customer contracts and creditworthiness of the current customer base.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of bank loans and notes payable approximate fair value based on their terms which reflect market conditions existing as of June 30, 2011 and June 30, 2010.

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with the FASB ASC topic 220 “Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net currency translation adjustments applicable for the years ended June 30, 2011 and 2010 and is presented in the Consolidated Statements of Changes in Shareholders’ Equity.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include those related to:

●	the timing of revenue recognition;
●	the allowance for doubtful accounts;
●	provisions for excess and obsolete inventory;
●	the lives and recoverability of property, plant and equipment and other long-lived assets, including goodwill and other intangible assets;
●	contract costs and reserves;
●	warranty obligations;
●	income tax valuation allowances;
●	stock-based compensation; and
●	fair values of assets acquired and liabilities assumed in a business combination.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance related to the presentation of comprehensive income that eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income and other comprehensive income in one continuous statement or two consecutive statements. This guidance is effective for us beginning July 1, 2012. We do not believe the adoption of this guidance will have a material effect on our consolidated financial statements and related disclosures.

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the application of existing fair value measurements and disclosures, in addition to other amendments that change principles or requirements for fair value measurements or disclosures. This guidance is effective for us beginning January 1, 2012. We do not believe the adoption of this guidance will have a material effect on our consolidated financial statements and related disclosures.

NOTE 2 – BUSINESS ACQUISITION

On January 21, 2011 (“Closing Date”), the Company entered into an Asset Purchase Agreement under which the Company acquired substantially all of the net assets of Tier Electronics LLC (“Seller”) used in connection with the Seller’s business of developing, manufacturing, marketing and selling power electronics products for and to original equipment manufacturers in various industries.  The purchase price was comprised of (1) a $1.35 million promissory note issued by the Company, (2) 800,000 shares of the Company’s common stock, and (3) payment of approximately $245,000 of the Seller’s obligations.  The promissory note is in the principal amount of $1,350,000 and bears interest at eight percent.  The principal balance of the note is payable in three equal installments of $450,000 on the first, second and third anniversaries of the Closing Date.  Accrued interest is payable monthly.  The following table reconciles the purchase price to the cash consideration paid:

Total purchase price	$2,515,071
Less debt and equity issued to Seller:
Note payable	(1,350,000)
Common stock	(920,000)
Total debt and equity issued to Seller	(2,270,000)
Total cash paid	245,071
Less cash acquired	(19,149)
Acquisition of business, net of cash acquired	$225,922

The primary reason for the acquisition was to add a base of business so that the Company now offers a full range of energy storage, utilization and management solutions that range from wind and solar converters to power quality, micro-grid systems and hybrid electric drives for vehicles. The resulting strategic plan will seize on expansive opportunities across the power management market and enable high growth.

The Company accounted for the acquisition using the purchase method under U.S. GAAP.  The purchase method requires that assets acquired and liabilities assumed in a business combination be recognized at fair value.  A summary of the preliminary allocation of the assets acquired and the liabilities assumed in connection with the acquisition based on their estimated fair values is as follows:

Cash and cash equivalents	$19,149
Accounts receivable	225,081
Inventories	849,932
Property and equipment	4,500
Other intangible assets	2,121,097
Accounts payable	(141,003)
Accrued expenses	(203,823)
Deferred revenue	(359,862)
Net assets acquired	$2,515,071

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of the assets and liabilities has been determined by management, with the assistance of an independent valuation firm, and are based on significant inputs that are generally not observable in the market (level 3 measurements).  Key assumptions that were used by management are as follows:

Financial Assets and Liabilities
Accounts receivable, accounts payable and accrued expenses, were valued at stated value, which approximates fair value.

Inventories were valued at fair value based on estimated net realizable value less costs to complete and sales costs.  Deferred revenues were valued at fair value based on the amounts that will be applied as customer credits to future shipments.

Property and Equipment

Property and equipment was valued based on the estimated market value of similar equipment.

Other Intangible Assets

The Company acquired certain identifiable intangible assets as part of the transaction which included:   $300,000 in a non-compete agreement, $278,000 in a license agreement, and $1,543,097 in a trade secrets agreement.  The fair value of these intangibles were estimated based upon an income approach methodology. Critical inputs into the valuation model for these intangibles include estimations of expected revenue and attrition rates, expected operating margins and capital requirements.  The other intangible assets were assigned an estimated useful life of three years.

Acquisition Related Expenses

Included in the consolidated statement of operations for the period from January 21, 2011 (date of acquisition) to June 30, 2011 were transaction expenses aggregating approximately $150,000 for advisory and legal costs incurred in connection with the business acquisition.

Tier Electronics LLC operates as a wholly owned subsidiary of the Company.  Tier Electronics LLC leases its facility from the former owner of the Seller under a lease agreement expiring December 31, 2014.  The first year rental is $84,000 per annum and is subject to an annual CPI adjustment.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.

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

Unaudited Pro Forma Information

The following unaudited pro forma financial information summarizes the results of operations for the periods indicated as if the Acquisition had been completed as of July 1, 2009.

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of July 1 of each period or that may be obtained in the future.

	Unaudited
	Year ended June 30,
	2011	2010
Revenues	$2,784,747	$2,688,310
Net loss	$(9,113,230)	$(10,476,669)

Net Loss per share-
Basic and diluted	$(0.40)	$(0.76)

Weighted average shares-basic and diluted:
Basic	22,517,626	13,724,362
Diluted	22,517,626	13,724,362

Pro forma information primarily reflects adjustments relating to interest on the promissory note and the amortization of the intangible assets acquired in the acquisition.

NOTE 3 – GOING CONCERN

The consolidated financial statements as of June 30, 2011 and for the year then ended have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $8,449,006 for the year ended June 30, 2011 and as of June 30, 2011 has an accumulated deficit of $55,343,683 and shareholders’ equity of $4,156,510.  The ability of the Company to meet its total liabilities of $8,191,116 and to continue as a going concern is dependent upon the availability of future funding and achieving profitability.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company believes, with the financing sources in place and with other potential financing sources, that it will be able to raise the capital necessary to fund operations through at least June 30, 2012.  The Company’s sources of additional capital in the year ending June 30, 2012 include the raising of additional capital pursuant to an agreement with Socius CG II, Ltd. (“Socius”), as described in Note 11. As of June 30, 2011 there was approximately $6.5 million of availability under this facility.  However, this facility places certain restrictions on our ability to draw on it.  For example, our ability to submit a tranche notice under the Socius Agreement is subject to certain conditions including that: (1) a registration statement covering our sale of shares of common stock to Socius in connection with the tranche is effective and (2) the issuance of such shares would not result in Socius and its affiliates beneficially owning more than 9.99% of our common stock.  These limitations have been carefully considered by the Company and notwithstanding such limitations management has successfully utilized this facility and believes it will continue to be able to do so.  As described in Note 11, during the year ended June 30, 2011, the Company delivered four tranche notices to Socius pursuant to which Socius purchased $517,168 of debentures and $3,030,000 of Series A preferred stock, respectively.  However, there can be no assurances that unforeseen circumstances will not jeopardize the Company’s ability to draw on this and other potential financing sources.

Accordingly, the Company is currently exploring various alternatives including debt and equity financing vehicles, strategic partnerships, and/or government programs that may be available to the Company, as well as trying to generate additional sales and increase margins.  As described in Note 1, in April 2011, the Company entered into a Collaboration Agreement with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which through June 30, 2011 Honam paid the Company a total of $1.5 million.  Pursuant to the Collaboration Agreement Honam is required to pay an additional (1) $1.2 million by October 10, 2011 and (2) $300,000 within 10 days after a V3 single stack is set up at Honam’s research and development center.

As described in Note 11, in the year ended June 30, 2011 the Company raised approximately $5.5 million through the sale of shares of Company common stock to certain investors.  However, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 4 - INVENTORIES

Inventories are comprised of the following as of June 30, 2011 and June 30, 2010:

	June 30, 2011	June 30, 2010
Raw materials	$1,170,700	$417,456
Work in progress	492,150	285,080
Total	$1,662,850	$702,536

NOTE 5– PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of June 30, 2011 and June 30, 2010:

	June 30, 2011	June 30, 2010
Land	$217,000	$217,000
Building and improvements	2,559,266	1,996,134
Manufacturing equipment	2,901,912	3,591,508
Office equipment	217,074	119,779
Construction in process	1,215,400	-
Total, at cost	7,110,652	5,924,421
Less, accumulated depreciation	(2,343,781)	(2,355,598)
Property, Plant & Equipment, Net	$4,766,871	$3,568,823

During the years ended June 30, 2011 and June 30, 2010, manufacturing equipment previously used in production and development activities were identified as impaired or had reached the end of their respective useful lives due to changing product and manufacturing technologies.  Upon write-down the manufacturing equipment and accumulated depreciation accounts were adjusted accordingly and $219,213 and $903,305 was charged to operations during the years ended June 30, 2011 and June 30, 2010, respectively.  The adjustments were reported as impairment and other equipment charges.

NOTE 6– INTANGIBLE ASSETS

Intangible assets are comprised of the following as of June 30, 2011 and June 30, 2010:

	June 30, 2011	June 30, 2010
Non-compete agreement	$300,000	$-
License agreement	278,000	-
Trade secrets	1,543,922	-
Total, at cost	2,121,922	-
Less, accumulated amortization	(310,415)	-
Intangible Assets, Net	$1,811,507	$-

Estimated amortization expense for fiscal years subsequent to June 30, 2011 are as follows:

2012	$707,307
2013	707,307
2014	396,893
$1,811,507

NOTE 7 – GOODWILL

The Company acquired ZBB Technologies, Inc., a wholly-owned subsidiary, through a series of transactions in March 1996.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of June 30, 2011 and 2010.

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

NOTE 8 – BANK LOANS AND NOTES PAYABLE

The Company's debt consisted of the following as of June 30, 2011 and June 30, 2010:

	June 30, 2011	June 30, 2010
Bank loans and notes payable-current	$779,088	$395,849
Bank loans and notes payable-long term	3,937,056	2,120,421
Total	$4,716,144	$2,516,270

On January 21, 2011 the Company entered into a promissory note for $1.35 million with TE Holdings Group, LLC in connection with the acquisition of the net assets of Tier Electronics LLC.  The promissory note is in the principal amount of $1,350,000 and bears interest at eight percent.  The principal balance of the note is payable in three equal installments of $450,000 on the first, second and third anniversaries of the promissory note.  Accrued interest is payable monthly.  The outstanding principal balance was $1,350,000 at June 30, 2011.

On April 7, 2010 the Company entered into a loan agreement for $1.3 million with the Wisconsin Department of Commerce.  Payments of principal and interest under this loan are deferred until May 31, 2012.  The interest rate is 2%.  Payments of $22,800 per month are required starting June 1, 2012 with a final payment due on May 1, 2017.  Borrowings were not received until July 2010.  The loan is collateralized by the equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized.  The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement.  The outstanding principal balance was $1,300,000 at June 30, 2011.

On July 1, 2009 the Company entered into a loan agreement to finance new production equipment.  The $156,000 bank note was secured by specific equipment, requiring monthly payments of $4,736 of principal and interest; at a rate equal to 5.99% per annum; and a maturity date of December 1, 2013.  The Company paid off the remaining balance during 2011.

On May 14, 2008 the Company entered into two loan agreements to refinance its building and land in Menomonee Falls, Wisconsin:

The first loan requires a fixed monthly payment of principal and interest at a rate of .25% below the prime rate, subject to a floor of 5% as of June 30, 2011 and 2010 with any principal balance due at maturity on June 1, 2018 and collateralized by the building and land.  The outstanding principal balance was $763,338 and $805,084 at June 30, 2011 and June 30, 2010, respectively.

The second loan is a secured promissory note guaranteed by the U.S. Small Business Administration, requiring monthly payments of principal and interest at a rate of 5.5% until May 1, 2028.   The outstanding principal balance was $794,074 and $821,595 at June 30, 2011 and June 30, 2010, respectively.  The loan is collateralized by a mortgage on the building and land.

On November 28, 2008 the Company entered into a loan agreement with a bank.  The note is collateralized by specific equipment, requiring monthly payments of $21,000 of principal and interest; rate equal to the prime rate subject to a floor of 4.25%; maturity date of July 1, 2012. The outstanding principal balance was $508,733 and $733,536 at June 30, 2011 and June 30, 2010, respectively.

On January 27, 2007 the Company refinanced its equipment loan.  This loan was paid in full as of June 30, 2011.  The outstanding principal balance was $48,900 at June 30, 2010.

Maximum aggregate annual principal payments for fiscal years subsequent to June 30, 2011 are as follows:

2012	$779,088
2013	1,022,870
2014	815,680
2015	796,491
2016	356,353
2017 and thereafter	945,662
$4,716,144

The loan agreements with the bank require the Company to meet certain operating ratios.  The Company was not in compliance with such covenants as of June 30, 2011, for which a waiver was obtained from the bank on June 27, 2011 which waived the covenants through June 29, 2012.

NOTE 9 – EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

During the years ended June 30, 2011 and 2010, the Company’s results of operations include compensation expense for stock options granted and restricted shares vested under its equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $866,512 and $527,439, based on the amortized grant date fair value of options during the years ended June 30, 2011 and 2010, respectively. The Company also recorded an expense of $45,676 during the year ended June 30, 2011 in connection with the extensions of the expiration dates of certain stock options.

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

On November 10, 2010, (1) a total of 511,143 RSUs were granted to the Company’s directors in payment of directors fees through November 2011 pursuant to the Company’s Director Compensation Policy, (2) a total of 574,242 RSUs previously issued to the Company’s directors pursuant to this policy and which provided for cash settlement were converted to stock settled RSUs, and (3) 315,000 RSUs were granted in total to a consultant and to the Company’s President and CEO.

During the year ended June 30, 2011 options to purchase 1,156,000 shares were granted to employees exercisable at prices from $0.57 to $1.36 and exercisable at various dates through June 2019.  As of June 30, 2011, an additional 2,193,615 shares are available to be issued under the Omnibus Plan.

On January 21, 2011, the Compensation Committee of the Company’s Board of Directors awarded inducement options to purchase a total of 750,000 shares of the Company’s common stock at an exercise price of $1.15 to certain members of management of Tier Electronics LLC.  The options vest as follows: (1) 420,000 will vest in three equal annual installments beginning on December 31, 2011 based on achievement of certain revenue targets, (2) 330,000 vest in three equal annual installments beginning on the one-year anniversary of the grant date.

During March 2011, the expiration date of 75,000 options held by a former director of the Company was extended from March 31, 2011 to April 30, 2011, and the expiration date of 125,000 options was extended from March 31, 2011 to December 31, 2011.  The Company recorded an expense of $45,676 in connection with these extensions.

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorized the Board of Directors or a committee thereof to grant options to purchase up to a maximum of 1,500,000 shares to employees and directors of the Company.  During the year ended June 30, 2010 options to purchase 821,500 shares were granted to employees and directors under the 2007 Plan exercisable at prices from $0.95 to $1.39 and exercisable at various dates through April 2018.  During the year ended June 30, 2011, 74,500 options were granted to employees at exercise prices from $0.46 to $0.64 and expiration dates from August 2018 to October 2018 and 150,189 options were forfeited.  As of June 30, 2011, there were no options available to be issued under the 2007 Plan.

During 2005, the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorized the board of directors or a committee thereof to grant options to employees and directors of the Company. The maximum number of options available to be granted in aggregate at any time under the 2005 Plan was the number equivalent to 5% of the total number of issued shares of the Company including all shares in underlying options under the Company’s stock option and incentive plans. No options were issued under the 2005 Plan during years ended June 30, 2011 and 2010.  During the year ended June 30, 2010, 200,000 options were forfeited.  At June 30, 2011, options to purchase 50,000 shares with an exercise price of $3.82 and an expiration date of June 2012 were outstanding.  As of June 30, 2011, there were no options available to be issued under the 2005 Plan.

In 2002 the Company established the 2002 Stock Option Plan (the “SOP”) whereby a stock option committee was given the discretion to grant up to 579,107 options to purchase shares to key employees of the Company.  During the year ended June 30, 2010, 150,000 options to purchase shares were granted under the SOP to employees exercisable at prices from $0.49 to $0.75 through June 2018 and 75,000 options were forfeited.  During the year ended June 30, 2011 there were 100,000 options forfeited.  No options were issued under the SOP during the year ended June 30, 2011. At June 30, 2011 there were 375,000 options outstanding with exercise prices from $0.49 to $3.59 and exercise dates up to June 2018.  As of June 30, 2011, there were no options available to be issued under the SOP.

The Compensation Committee of the Company’s Board of Directors awarded two inducement option grants covering a total of 500,000 shares to the Company’s new President and CEO in January 2010.  The first grant is an option to purchase 400,000 shares of common stock with the following vesting terms: one third of the shares vested on January 7, 2011 and the balance vest in 24 monthly installments beginning on January 31, 2011 and ending on December 31, 2012.  The second grant is an option to purchase 100,000 shares of common stock which  vested in two equal installments on June 30, 2010 and December 31, 2010, respectively, based on the satisfaction of certain performance targets for the six-month periods then ended.  Both options have an exercise price of $1.33 per share which was equal to the closing price of the Company’s common stock on January 7, 2010 and are not exercisable as to any portion of the option after the fifth anniversary of the date on which that portion vests.  The options are subject to other terms and conditions specified in the related option agreements.

In aggregate for all plans, at June 30, 2011, the Company has a total of 3,322,303 options outstanding, 1,400,385 RSUs outstanding, and 2,193,615 shares available for future grant under the Omnibus Plan.

Information with respect to stock option activity under the employee and director plans is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Balance at July 1, 2009	1,424,354	$3.24
Options granted	1,471,500	1.22
Options forfeited	(578,862)	3.49
Balance at June 30, 2010	2,316,992	1.92
Options granted	1,230,500	1.02
Options forfeited	(150,189)	2.51
Options exercised	(75,000)	1.09
Balance at June 30, 2011	3,322,303	$1.55

The following table summarizes information relating to the stock options outstanding at June 30, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.49 to $1.69	2,797,303	6.8	$1.04	937,079	$1.26
$3.59 to $3.82	525,000	3.6	$3.61	525,000	$3.61
Balance at June 30, 2011	3,322,303		$1.54	1,462,079	$2.10

During the year ended June 30, 2011 options to purchase 1,230,500 shares were granted to employees  exercisable at prices from $0.46 to $1.36 per share based on various service and performance based vesting terms from August 2011 through June 2014 and exercisable at various dates through June 2019. During the year ended June 30, 2010 options to purchase 1,471,500 shares were granted to employees exercisable at prices from $0.46 to $1.36 per share based on various service and performance based vesting terms from November 2010 through June 2013 and exercisable at various dates through June 2018.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the year ended June 30, 2011 using the Black-Scholes option-pricing model:

	2011	2010
Expected life of option (years)	.001 - 2.5	2.5 - 4.75
Risk-free interest rate	.24 - 1.34%	.8 - 1.4%
Assumed volatility	53 - 153%	62 - 70%
Expected dividend rate	0	0
Expected forfeiture rate	0 - 7.760%	0

Time-vested and performance-based stock awards, including stock options, restricted stock and restricted stock units, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

A summary of the status of unvested employee stock options as of June 30, 2011 and June 30, 2010 and changes during the year ended, is presented below:

	Number of Options	Weighted-Average Grant Date Fair Value Per Share
Balance at July 1, 2009	371,533	$0.77
Granted	1,471,500	0.58
Vested	(662,328)	0.49
Forfeited	(193,205)	0.29
Balance at June 30, 2010	987,500	0.62
Granted	1,230,500	0.66
Vested	(351,526)	0.74
Forfeited	(6,250)	0.76
Balance at June 30, 2011	1,860,224	$0.62

Total fair value of options granted in the year ended June 30, 2011 and 2010 was $813,290 and $853,582, respectively.  At June 30, 2011 there was $674,313 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next 3 years.

During the fourth quarter of fiscal 2010 the Company agreed to compensate its directors with restricted stock units (“RSUs”) rather than cash.  As a result included in accrued compensation and benefits at June 30, 2010 was $182,500 related to these awards. The RSUs were classified as liability awards because the RSUs were expected to be paid in cash upon vesting. These RSUs were converted to 574,242 stock settled RSUs in November 2010 and $182,500 was transferred from accrued compensation and benefits to additional paid-in capital.  The cash settled RSUs that were converted to stock settled RSUs were 100% vested upon conversion.  There were also $420,683 in directors’ fees expense and $7,000 in consulting fees expense settled with RSUs for the year ended June 30, 2011.   As of June 30, 2011 there were 412,950 unvested RSUs outstanding which will vest through May 6, 2014.  At June 30, 2011 there was $374,950 in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized through May 6, 2014.  Vested RSUs are payable six months after the holder’s separation from service with the Company.

A summary of the status of restricted stock units to be settled in stock as of June 30, 2011 and changes during the year then ended, is presented below:

	Number of Restricted Stock Units	Weighted-Average Valuation Price Per Unit
Conversion of cash settled RSUs	574,242	$0.55
RSUs granted	826,143	0.80
RSUs forfeited	-	-
Balance at June 30, 2011	1,400,385	$0.70

NOTE 10 - NON RELATED PARTY WARRANTS

At June 30, 2011 there were outstanding warrants to purchase 40,000 shares issued by the Company to an equipment supplier in November 2010 exercisable at $0.56 per share and which expire in January 2014  The fair value of the warrants was $11,834 and is included in the cost of the equipment.

At June 30, 2011 there were outstanding warrants to purchase 1,121,875 shares acquired by certain purchasers of Company shares in March 2010 exercisable at $1.04 per share and which expire in September 2015.

At June 30, 2011 there were outstanding warrants to purchase 358,333 shares acquired by certain purchasers of Company shares in August 2009 exercisable at $1.33 per share and which expire in August 2015.

At June 30, 2011 there were outstanding warrants to purchase 120,023 shares acquired by Empire Financial Group, Ltd. in 2006 exercisable at $3.23 per share and which expire in September 2011.

At June 30, 2011 there were outstanding warrants to purchase 50,000 shares acquired by Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our United States public offering which are exercisable at $7.20 per share and which expire in September 2012.

At June 30, 2011 there are warrants to purchase 195,800 shares issued and outstanding to Strategic Growth International in connection with capital raising activities in 2006 and 2007, with expiration dates between September 2011 and September 2012 and with exercise prices of between $3.75 and $7.20.

The table below summarizes non-related party warrant balances:

	Number of Warrants	Weighted-Average Exercise Price Per Share
Balance at July 1, 2009	365,823	$4.41
Warrants granted	1,480,208	1.11
Warrants expired	-	-
Warrants exercised	-	-
Balance at June 30, 2010	1,846,031	1.76
Warrants granted (See Note 11)	3,067,797	1.24
Warrants expired	-	-
Warrants exercised (See Note 11)	(3,027,797)	(1.25)
Balance at June 30, 2011	1,886,031	$1.73

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

On September 2, 2010 the Company delivered the first tranche notice under the Socius Agreement pursuant to which on September 20, 2010 Socius purchased $517,168 of debentures.  In connection with this tranche, (1) Socius purchased 1,163,629 shares of common stock for a total purchase price of $698,177 and at a per share purchase price of $0.60 and (2) the Company issued to Socius 490,196 shares of common stock in payment of the commitment fee payable in connection with the tranche. As consideration for the common stock it purchased, Socius issued a collateralized promissory note maturing, the later of September 2, 2014 or when the Series A preferred shares are redeemed by the Company.  Management expects to redeem the Series A preferred stock on September 2, 2014.  The promissory note was recorded at a discount of $183,922 determined by discounting the promissory note at a rate of 10%.  The promissory note is reported in the stockholders equity section of the Company’s June 30, 2011 consolidated balance sheet because the promissory note was received in exchange for the issuance of common stock.

On November 12, 2010 the Company delivered the second tranche notice under the Socius Agreement pursuant to which on November 29, 2010 Socius purchased $490,000 of Series A preferred stock.  In connection with this tranche, (1) Socius purchased 906,165 shares of common stock for a total purchase price of $661,500 and at a per share purchase price of $0.73 and (2) the Company issued to Socius 402,901 shares of common stock in payment of the commitment fee payable in connection with the tranche. As consideration for the common stock it purchased, Socius issued a collateralized promissory note maturing, the later of November 12, 2014 or when the Series A preferred shares are redeemed by the Company.  Management expects to redeem the Preferred Shares on November 29, 2014.  The promissory note was recorded at a discount of $173,872 determined by discounting the promissory note at a rate of 10%.  The promissory note is reported in the stockholders equity section of the Company’s June 30, 2011 consolidated balance sheet because the promissory note was received in exchange for the issuance of common stock.

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

In the event of liquidation, dissolution or winding up (whether voluntary or involuntary) of the Company, the holders of shares of Series A preferred stock shall be entitled to be paid the full amount payable on such shares upon the liquidation, dissolution or winding up of the corporation fixed by the Board of Directors with respect to such shares, if any, before any amount shall be paid to the holders of the Common Stock.  The liquidation preference of the outstanding Series A preferred stock was $3,715,470 as of June 30, 2011.

On June 14 and 15, 2011 we entered into Stock Purchase Agreements with certain investors providing for the issuance of a total of 3,049,463 shares of the Company’s common stock for an aggregate purchase price of $2,527,000 at a weighted average price per share of $0.83.  The closing took place on June 17, 2011.  The net proceeds to the Company, after deducting $153,000 of offering costs, were $2,374,000.

On December 29, 2010 and January 3, 2011 the Company entered into Stock Purchase Agreements with certain investors providing for the issuance of a total of 2,103,532 shares of the Company’s common stock for an aggregate purchase price of $2,000,000 at a weighted average price per share of $0.95.  The closing took place on January 12, 2011.  The net proceeds to the Company, after deducting $57,000 of offering costs, were $1,943,000.

On October 12, 2010, the Company entered into Stock Purchase Agreements with certain investors providing for the sale of a total of 3,329,467 shares of the Company’s common stock for an aggregate purchase price of $1,435,000 at a price per share of $0.431.  The closing took place on October 15, 2010.  The net proceeds to the Company after deducting $60,000 of offering costs, were $1,375,000.

NOTE 12 – COMMITMENTS

Leasing Activities

The Company leases its Australian research and development facility from a non-related Australian company expiring October 31, 2011.  The current rental is $75,596 per annum (A$72,431) and is subject to an annual CPI adjustment. Rent expense was $77,972 and $48,827 for the years ended June 30, 2011 and June 30, 2010, respectively.  The Company also leases a building from an officer of its subsidiary, Tier Electronics LLC, who is also a shareholder and director, under a lease agreement expiring December 31, 2014.  The first year rental is $84,000 per annum and is subject to an annual CPI adjustment.  The rent expense for the year ended June 30, 2011 was $35,000.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.  The future payments required under the terms of the leases for fiscal years subsequent to June 30, 2011are as follows:

Fiscal Year 2012	$102,899.04
Fiscal Year 2013	84,000
Fiscal Year 2014	84,000
Fiscal Year 2015	42,000
$312,899

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

NOTE 13 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $62,459 and $119,247 for the years ended June 30, 2011 and June 30, 2010 respectively.

NOTE 14— INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended June 30
	2011	2010
Current	$(579,955)	$-
Deferred	-	-
	$(579,955)	$-

The provision for income tax consists primarily of a benefit related to a refundable Australian research and development tax credit.  The relationship of the reported income taxes to the pretax income differs from the expected statutory tax rate due to the effect of the refundable Australian research and development credit and the valuation allowance provided against deferred income tax assets, resulting from the uncertainty of the Company generating sufficient future taxable income to recognize any deferred income tax assets.

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of June 30, 2011 and 2010.

The Company recorded an estimated income tax refund receivable of $164,640 for the year ended June 30, 2011 for the estimated refund related to qualified expenditures during the year ended June 30, 2011, related to a refundable Australian research and development tax credit for the year ended June 30, 2011.  The Company recognized a refund of $415,315 for expenditures incurred during the year ended June 30, 2010 for a refund claim filed March 2011.  The Company became aware of the refund opportunity in March 2011.  The Company has provided a valuation allowance against all deferred income tax assets as it is more likely than not that its deferred income tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	2011	2010
Income tax benefit computed at the U.S. federal statutory rate	-34%	-34%
Australia research and development credit	-6%	0%
Change in valuation allowance	34%	34%
Total	-6%	0%

Significant components of the Company’s net deferred income tax assets as of June 30, 2011 and 2010 were as follows:

	2011	2010
Federal net operating loss carryforwards	$13,600,000	$11,113,835
Wisconsin net operating loss carryforwards	1,559,566	1,168,645
Australia net operating loss carryforwards	1,560,010	1,386,125
Deferred income tax asset valuation allowance	(16,719,576)	(13,668,605)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $40 million as of June 30, 2011, that expire at various dates between June 30, 2015 and 2031.  The Company has U.S. federal research and development tax credit carryforwards of approximately $48,000 as of June 30, 2011 that expire at various dates through June 30, 2030.  As of June 30, 2011, the Company has approximately $30 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2013 and 2026.  As of June 30, 2011, the Company also has approximately $5.25 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	2011	2010
Balance at July 1,	$-	$-
Additions based on tax positions related to the current year	219,500	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Lapses of statutes of limitations	-	-
Balance at June 30,	$219,500	$-

The increase in unrecognized tax benefits during 2011 is primarily due to the credit the Company recognized in the tax provision related to a refundable Australian research and development tax credit for qualified expenditures incurred during fiscal year 2010. If recognized, it would favorably affect the effective income tax rate.  The amount is included in accrued expenses in the accompanying consolidated balance sheets.

NOTE 15 – BUSINESS SEGMENT INFORMATION

The Company reports its financial results in two reportable business segments: ZBB Energy Storage and Power Electronic Systems and Tier Electronics Power Conversion Systems.

The ZBB Energy Storage and Power Electronics Systems business segment designs and manufactures advanced electrical power management platforms enabling the growing global need for distributed renewable energy, energy storage, energy efficiency, power quality, and grid modernization. The Company’s intelligent power management platforms integrate multiple renewable and conventional onsite generation sources with rechargeable zinc bromide flow batteries and other storage technologies to ensure optimal energy availability for on grid and off grid applications, while maximizing the use of renewable energy sources.  The Company solves a wide range of global electrical system challenges for diverse applications in commercial building, telecommunications, defense, utility and industrial markets.

The Tier Electronics Power Conversion Systems business segment designs and manufactures state of the art digital power converters for power quality, alternative energy, and military markets.  These power converters are designed to be fully programmable and feature DSP controls with very high levels of integration that reduce costs while increasing performance.

The operating results for the two business segments are as follows:

	Year ended June 30,
	2011	2010
Revenues:
ZBB Energy Storage and Power Electronics Systems	$1,029,681	$1,545,980
Tier Electronics Power Conversion Systems	772,929	-
Total	$1,802,610	$1,545,980

	Year ended June 30,
	2011	2010
Loss from Operations:
ZBB Energy Storage and Power Electronics Systems	$(8,228,505)	$(9,511,939)
Tier Electronics Power Conversion Systems	(591,998)	-
Total	$(8,820,503)	$(9,511,939)

The accounting policies of the business segments are the same as those for the consolidated Company.

Total assets for the two business segments are as follows:

	June 30, 2011	June 30, 2010
ZBB Energy Storage and Power Electronics Systems	$10,161,151	$6,466,724
Tier Electronics Power Conversion Systems	$2,186,475	$-
Total	$12,347,626	$6,466,724

NOTE 16 — SUBSEQUENT EVENTS

On August 30, 2011, the Company entered into agreements providing for establishment of a joint venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China (the “Joint Venture”).  Joint venture partners include PowerSav, Inc., AnHui Xinlong Electrical Co. and Wuhu Huarui Power Transmission & Transformation Engineering Co.  The Joint Venture will be established upon receipt of certain governmental approvals from China which are anticipated to be received in November 2011.

The Joint Venture will operate through a jointly-owned Chinese company located in Wuhu City, Anhui Province named Anhui Meineng Store Energy Co., Ltd. (the “JV Company”).  The JV Company intends to initially assemble and ultimately manufacture the Company’s products for sale in the power management industry on an exclusive basis in mainland China and on a non-exclusive basis in Hong Kong and Taiwan.

In connection with the Joint Venture, on August 30, 2011 the Company and certain of its subsidiaries entered into the following agreements:

•Joint Venture Agreement of Anhui Meineng Store Energy Co., Ltd. (the “China JV Agreement”) by and between ZBB PowerSav Holdings Limited, a Hong Kong limited liability company (“Hong Kong Holdco”), and Anhui Xinrui Investment Co., Ltd, a Chinese limited liability company; and;

• Limited Liability Company Agreement of ZBB PowerSav Holdings Limited by and between ZBB Cayman Corporation and PowerSav, Inc. (the “Holdco Agreement”).

In connection with the Joint Venture, upon establishment of the JV Company, the Company and certain of its subsidiaries will enter into the following agreements:

•Management Services Agreement by and between the JV Company and Hong Kong Holdco (the “Management Services Agreement”);

•License Agreement by and between the Company and the JV Company (the “License Agreement”); and

•Research and Development Agreement by and between the Company and the JV Company (the “Research and Development Agreement”).

Pursuant to the China JV Agreement, it is anticipated that the JV Company will be capitalized with approximately $13.4 million of equity capital.  The Company’s only capital contributions to the Joint Venture will be a contribution of technology to the JV Company via the License Agreement valued at approximately $4.0 million.  The Company’s indirect interest in the JV Company will equal approximately 33%.

The Company’s investment in the JV Company will be made through Hong Kong Holdco, a holding company being formed with PowerSav and to which the Company is required to make a cash capital contribution of $200,000.  The Company will own 60% of Hong Kong Holdco’s equity interests.  The Company will have the right to appoint a majority of the members of the Board of Directors of Hong Kong Holdco and Hong Kong Holdco will have the right to appoint a majority of the members of the Board of Directors of the JV Company.

Pursuant to the Management Services Agreement Hong Kong Holdco will provide certain management services to the JV Company in exchange for a management services fee equal to five percent of the JV Company’s net sales for the first five years and three percent of the JV Company’s net sales for the subsequent three years.

Pursuant to the License Agreement, the Company will grant to the JV Company (1) an exclusive royalty-free license to manufacture and distribute the Company’s ZESS Zinc Bromide flow battery, version three (v3) battery (50KW) and ZESS POWR PECC (up to 250KW) (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.

Pursuant to the Research and Development Agreement, the JV Company may request the Company to provide research and development services upon commercially reasonable terms and conditions.  The JV Company would pay the Company’s fully-loaded costs and expense incurred in providing such services.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2011.

(c) Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                      Other Information

 Not applicable.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2011 annual meeting of shareholders to be held on November 9, 2011 and is incorporated herein by reference.

Item 11.                      Executive Compensation

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2011 annual meeting of shareholders to be held on November 9, 2011 and is incorporated herein by reference.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2011 annual meeting of shareholders to be held on November 9, 2011 and is incorporated herein by reference.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2011 annual meeting of shareholders to be held on November 9, 2011 and is incorporated herein by reference.

Item 14.                      Principal Accountant Fees and Services

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2011 annual meeting of shareholders to be held on November 9, 2011 and is incorporated herein by reference.

PART IV

Item 15.                                Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Item 8 of this Annual Report:

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of June 30, 2011 and 2010
Consolidated Statements of Operations for the Years ended June 30, 2011 and 2010
Consolidated Statements of Changes in Shareholders’ Equity for the Years ended June 30, 2011 and 2010
Consolidated Statements of Cash Flows for the Years ended June 30, 2011 and 2010
Notes to Consolidated Financial Statements

Financial Statement Schedules

Financial statement schedules have been omitted because they either are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Exhibits

The Exhibit Index immediately preceding the exhibits required to be filed with this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on September 8, 2011, thereunto duly authorized.

ZBB ENERGY CORPORATION

/s/ Eric C. Apfelbach
Eric C. Apfelbach
Chief Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

	Position	Date

/s/ Eric C. Apfelbach	Chief Executive Officer	September 8, 2011
Eric C. Apfelbach	(Principal executive officer) and Director

/s/ Will Hogoboom	Chief Financial Officer	September 8, 2011
Will Hogoboom	(Principal financial officer and Principal accounting officer)

/s/ Paul F. Koeppe	Chairman and Director	September 8, 2011
Paul F. Koeppe

/s/ Richard A. Abdoo	Director	September 8, 2011
Richard A. Abdoo

/s/ Manfred Birnbaum	Director	September 8, 2011
Manfred Birnbaum

/s/ Richard A. Payne	Director	September 8, 2011
Richard A. Payne

/s/ Jeffrey A. Reichard	Director	September 8, 2011
Jeffrey A. Reichard

Exhibit Index

Exhibit No.	Description	Incorporated by Reference to
3.1	Articles of Incorporation of ZBB Energy Corporation as amended dated February 16, 1998, as amended	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on October 27, 2006
3.2	Amended and Restated By-laws of ZBB Energy Corporation (as of November 16, 2009)	Incorporated by reference to the Company’s definitive proxy statement filed on September 25, 2009
4.1	Form of Stock Certificate	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form SB-2 filed on April 13, 2007
4.2	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 14, 2009
4.3	Form of Warrant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2010
4.4	Form of Debenture	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 31, 2010
4.5	Warrant to Purchase Common Stock Issued to Socius CG II, Ltd. dated August 30, 2010	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 31, 2010
4.6	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock	Incorporated by reference to Appendix C attached to the Company’s Definitive Proxy Statement filed on September 24, 2010
4.7	2010 Omnibus Long-Term Incentive Plan Form Stock Option Award Agreement	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on January 31, 2010
4.8	2010 Omnibus Long-Term Incentive Plan Form Restricted Stock Unit Award Agreement	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on January 31, 2010
10.1*	Employment agreement dated August 18, 2010 between ZBB Energy Corporation and Scott Scampini	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 23, 2010
10.2*	2002 Stock Option Plan of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 16, 2008
10.3*	2005 Employee Stock Option Scheme of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on October 27, 2006

Exhibit No.	Description	Incorporated by Reference to
10.4*	2007 Equity Incentive Plan of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 16, 2008
10.5*	Resignation and Indemnification Agreement by and between the Company and Robert J. Parry dated as of October 31, 2009	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2009
10.6*	Director Nonstatutory Stock Option Agreement by and between the Company and Paul F. Koeppe dated as of November 2, 2009	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 4, 2009
10.7*	Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009
10.8	Restrictive Covenant Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009
10.9*	Nonstatutory Stock Option Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach (performance-based)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009
10.10*	Nonstatutory Stock Option Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach (time-based).	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009
10.11*	Agreement dated February 3, 2010 by and between the Company and Steven A. Seeker	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009
10.12	Placement Agent Agreement, dated March 1, 2010, by and between ZBB Energy Corporation and Sutter Securities Incorporated	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2010
10.13	Securities Purchase Agreement, dated March 8, 2010, by and between ZBB Energy Corporation and the purchasers signatory thereto	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 9, 2010
10.14	Form Stock Purchase Agreement, dated March 19, 2010	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 22, 2010
10.15	Amended and Restated Securities Purchase Agreement by and between ZBB Energy Corporation and Socius CG II, Ltd., dated August 30, 2010	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 31, 2010
10.16*	2010 Omnibus Long-term Incentive Plan	Incorporated by reference to Appendix A attached to the Company’s Definitive Proxy Statement filed on September 24, 2010

Exhibit No.	Description	Incorporated by Reference to
10.17	Form of Stock Purchase Agreement, dated October 12, 2010	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 13, 2010
10.18	Form of Stock Purchase Agreement, dated October 12, 2010	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 13, 2010
10.19*	Independent contractor agreement dated December 1, 2010 between ZBB Energy Corporation and Will Hogoboom	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 6, 2010
10.20	Form of Stock Purchase Agreement, dated December 29, 2010	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 30, 2010
10.21	Form of Stock Purchase Agreement, dated December 29, 2010	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 30, 2010
10.22	Financial Advisory Agreement between ZBB Energy Corporation and Stonegate Securities, Inc., dated December 29, 2010	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 30, 2010
10.23*	ZBB Energy Corporation Director Compensation Policy dated November 10, 2010	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010
10.24	Form of Stock Purchase Agreement, dated January 3, 2011	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2011
10.25	Financial Advisory Agreement between ZBB Energy Corporation and Stonegate Securities, Inc., dated January 3, 2010	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2011
10.26	Asset Purchase Agreement by and among ZBB Energy Corporation, DCDC Acquisition Company LLC, Tier Electronics LLC and Jeffrey Reichard dated January 21, 2011	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2011
10.27	Registration Rights Agreement between ZBB Energy Corporation and Tier Electronics LLC dated January 21, 2011	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2011
10.28*	Employment Agreement between ZBB Energy Corporation and Jeffrey Reichard dated January 21, 2011	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2011
10.29*	Form of Nonstatutory Option Agreements issued on January 21, 2011 to Jeff Reichard, Joanne Reichard and Nathan Jobe	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2011
10.30	$1,350,000 Non-negotiable Promissory Note issued on January 21, 2011 to Tier Electronics LLC	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 24, 2011

Exhibit No.	Description	Incorporated by Reference to
10.31	Form of Securities Purchase Agreement, dated June 13, 2011	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2011
10.32	Collaboration Agreement between ZBB Energy Corporation and Honam Petrochemical Corporation dated April 8, 2011	Filed herewith
10.33	Form of Stock Purchase Agreement, dated June 14, 2011	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2011
10.34	Placement Agency Agreement between ZBB Energy Corporation and MDB Capital Group, LLC, dated June 8, 2011	Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2011
23.1	Consent of Baker Tilly Virchow Krause, LLP	Filed herewith
23.2	Consent of Consent of PKF LLP	Filed herewith
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
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

* Management Contract or Compensatory Plan or Arrangement.