Form 10-Q
period 2011-09-30
ZBB ENERGY CORP
filed 2011-11-14
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to________

Commission File Number 001-33540

(Exact name of registrant as specified in its charter)

Wisconsin	39-1987014
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

N93 W14475 Whittaker Way, Menomonee Falls, WI  53051
(Address of principal executive offices)
(262) 253-9800
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☐ Yes   ☑ No

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes ☐      No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 14, 2011
Common Stock, $.01 par value per share	32,519,942

ZBB Energy Corporation

Form 10-Q

(*) All of the financial statements contained in this Quarterly Report are unaudited with the exception of the financial information at June 30, 2011, which has been derived from our audited financial statements at that date and should be read in conjunction therewith. Our audited financial statements as of June 30, 2011 and for the year then ended, and the notes thereto, can be found in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on September 8, 2011.

ZBB ENERGY CORPORATION
Condensed Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$1,968,368	$2,910,595
Accounts receivable, net	1,443,531	171,622
Inventories	1,829,011	1,662,850
Prepaid and other current assets	51,433	56,462
Refundable income tax credit	221,350	164,640
Total current assets	5,513,693	4,966,169
Long-term assets:
Property, plant and equipment, net	5,230,768	4,766,871
Intangible assets, net	1,634,750	1,811,507
Goodwill	803,079	803,079
Total assets	$13,182,290	$12,347,626

Liabilities and Shareholders' Equity
Current liabilities:
Bank loans and notes payable	$844,637	$779,088
Accounts payable	1,623,101	961,221
Accrued expenses	777,203	695,273
Deferred revenues	1,791,715	1,528,482
Accrued compensation and benefits	208,908	289,996
Total current liabilities	5,245,564	4,254,060
Long-term liabilities:
Bank loans and notes payable	3,796,006	3,937,056
Total liabilities	9,041,570	8,191,116

Shareholders' equity
Series A preferred stock ($0.01 par value, $10,000 face value)
10,000,000 authorized, 500.1280 and 355.4678 issued, preference in liquidation of $5,251,390 and $3,715,470 as of September 30, 2011 and June 30, 2011, respectively	5,251,390	3,715,470
Common stock ($0.01 par value); 150,000,000 authorized
32,533,574 and 29,912,415 shares issued	325,338	299,124
Additional paid-in capital	62,432,372	60,777,286
Notes receivable - common stock	(5,242,855)	(3,707,799)
Treasury stock - 13,833 shares	(11,136)	(11,136)
Accumulated other comprehensive loss	(1,595,258)	(1,572,752)
Accumulated deficit	(57,019,131)	(55,343,683)
Total shareholders' equity	4,140,720	4,156,510
Total liabilities and shareholders' equity	$13,182,290	$12,347,626

See accompanying notes to condensed consolidated financial statements

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,
	2011	2010
Revenues
Product sales	$226,107	$-
Engineering and development	1,411,750	-
Total Revenues	1,637,857	-

Costs and Expenses
Cost of product sales	156,671	-
Cost of engineering and development	481,107	-
Advanced engineering and development	699,383	839,273
Selling, general, and administrative	1,677,997	1,078,729
Depreciation and amortization	319,181	86,083
Total Costs and Expenses	3,334,339	2,004,085

Loss from Operations	(1,696,482)	(2,004,085)

Other Income (Expense)
Interest income	6,689	1,790
Interest expense	(59,668)	(32,007)
Other income (expense)	4,013	-
Total Other Income (Expense)	(48,966)	(30,217)

Loss before provision (benefit) for Income Taxes	(1,745,448)	(2,034,302)

Provision (benefit) for Income Taxes	(70,000)	-
Net Loss	$(1,675,448)	$(2,034,302)

Net Loss per share-
Basic and diluted	$(0.05)	$(0.13)

Weighted average shares-basic and diluted:
Basic	30,496,936	15,410,384
Diluted	30,496,936	15,410,384

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
	Number of Shares	Series A Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Notes Receivable - Common Stock	Treasury Stock	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Shareholders' Equity	Comprehensive Loss

Balance: July 1, 2010			14,915,389	$149,155	$49,770,987		$(11,136)	$(1,563,052)	$(46,894,677)	$1,451,277	$(9,568,302)

Issuance of common stock, net of costs and underwriting fees			13,123,929	131,239	9,137,291	$(3,529,644)				5,738,886
Issuance of commitment fee shares			893,097	8,930	579,306					588,236
Issuance of common stock for acquisition of net assets of Tier Electronics			800,000	8,000	912,000					920,000
Equity issuance costs			180,000	1,800	(833,840)					(832,040)
Conversion of debenture notes payable to preferred stock	52.4678	$524,678								524,678
Issuance of preferred stock, net of issuance costs	303.0000	3,030,000								3,030,000
Conversion of cash settled RSU's to stock settled RSU's					315,833					315,833
Stock-based compensation					866,512					866,512
Interest on notes receivable - common stock					178,155	(178,155)				~~-~~
Accretion of dividends on preferred stock		160,792			(160,792)					~~-~~
Issuance of warrants					11,834					11,834
Net loss									(8,449,006)	(8,449,006)	(8,449,006)
Net translation adjustment								(9,700)		(9,700)	(9,700)
Balance: June 30, 2011	355.4678	3,715,470	29,912,415	299,124	60,777,286	(3,707,799)	(11,136)	(1,572,752)	(55,343,683)	4,156,510	(8,458,706)

Issuance of preferred and common stock, net of issuance costs	144.6602	1,447,240	2,621,359	26,214	1,349,442	(1,440,960)				1,381,936
Stock-based compensation					300,228					300,228
Interest on notes receivable - common stock					94,096	(94,096)				~~-~~
Accretion of dividends on preferred stock		88,680			(88,680)					~~-~~
Net loss									(1,675,448)	(1,675,448)	(1,675,448)
Net translation adjustment								(22,506)		(22,506)	(22,506)
Balance: September 30, 2011	500.1280	$5,251,390	32,533,774	$325,338	$62,432,372	$(5,242,855)	$(11,136)	$(1,595,258)	$(57,019,131)	$4,140,720	$(1,697,954)

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(1,675,448)	$(2,034,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	137,907	86,083
Amortization of intangible assets	176,757	-
Stock-based compensation	300,228	103,598
Changes in assets and liabilities
Accounts receivable	(1,271,909)	234
Inventories	(166,161)	(100,710)
Prepaids and other current assets	5,029	31,613
Refundable income taxes	(56,710)	-
Accounts payable	661,880	213,142
Accrued compensation and benefits	(81,088)	(188,314)
Accrued expenses	111,823	(16,390)
Deferred revenues	263,233	60,513
Net cash used in operating activities	(1,594,459)	(1,844,533)
Cash flows from investing activities
Expenditures for property and equipment	(601,804)	(75,755)
Net cash used in investing activities	(601,804)	(75,755)
Cash flows from financing activities
Proceeds from bank loans and notes payable	-	1,156,128
Repayments of bank loans and notes payable	(75,501)	(114,853)
Proceeds from issuance of debenture notes payable	-	517,168
Proceeds from issuance of Series A preferred stock	1,447,240	-
Common stock issuance costs	(65,304)	(157,311)
Net cash provided by financing activities	1,306,435	1,401,132
Effect of exchange rate changes on cash and cash equivalents	(52,399)	6,202
Net decrease in cash and cash equivalents	(942,227)	(512,954)
Cash and cash equivalents - beginning of period	2,910,595	1,235,635

Cash and cash equivalents - end of period	$1,968,368	$722,681

Cash paid for interest	$59,668	$32,007

Supplemental non-cash investing and financing activities:
Issuance of common stock for discounted notes receivable	$1,440,960	$514,255
Issuance of common stock as consideration for equity issuance costs	-	294,117

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2011

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

ZBB Energy Corporation (“ZBB” or the “Company”) develops and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc bromide rechargeable electrical energy storage technology.  A developer and manufacturer of modular, scalable and environmentally friendly power systems (“ZBB Enersystem™”), ZBB Energy was founded in 1998 and is headquartered in Wisconsin, USA with offices also located in Perth, Western Australia. As described in Note 2 in January 2011 the Company acquired substantially all of the net assets of Tier Electronics LLC.

The Company provides advanced electrical power management platforms targeted at the growing global need for distributed renewable energy, energy efficiency, power quality, and grid modernization.  The Company and its power electronics subsidiary, Tier Electronics LLC, have developed a portfolio of intelligent power management platforms that directly integrate multiple renewable and conventional onsite generation sources with rechargeable zinc bromide flow batteries and other storage technology. The Company also offers advanced systems to directly connect wind and solar equipment to the grid and systems that can form various levels of micro-grids.  Tier Electronics participates in the energy efficiency markets through its hybrid vehicle control systems, and power quality markets with its line of regulation solutions. Together, these platforms solve a wide range of electrical system challenges in global markets for utility, governmental, commercial, industrial and residential end customers.

The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries, ZBB Technologies, Inc. and Tier Electronics LLC which operate manufacturing facilities in Menomonee Falls, Wisconsin, and ZBB Technologies, Ltd. which has its advanced engineering and development facility in Perth, Australia.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three month period ended September 30, 2011 are not necessarily indicative of the results that might be expected for the year ending June 30, 2012.
The condensed consolidated balance sheet at June 30, 2011 has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended June 30, 2011.

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

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable are stated net of an allowance for doubtful accounts of $80,000, as of September 30, 2011 and June 30, 2011.

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

Intangible Assets

Intangible assets generally result from business acquisitions.  The Company accounted for the January 21, 2011 acquisition of Tier Electronics LLC by assigning the purchase price to identifiable tangible and intangible assets and liabilities.  Assets acquired and liabilities assumed were recorded at their estimated fair values.  Intangible assets consist of a non-compete agreement, license agreement, and trade secrets.

Amortization is recorded for intangible assets with determinable lives. Intangible assets are amortized using the straight line method over the three year estimated useful lives of the respective assets.

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

Testing for the impairment of goodwill involves a two-step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  Based on this method, the Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of September 30, 2011 and June 30, 2011.

Impairment of Long-Lived Assets

In accordance with FASB ASC topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were $0 and $219,213 long-lived assets impaired as of September 30, 2011 and June 30, 2011, respectively (see Note 6).

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

During the year ended June 30, 2010, battery stack manufacturing issues were discovered as a result of an internal test failure.  As a result, the Company has implemented several manufacturing process changes to eliminate the potential for future failures and has adjusted its warranty obligations accordingly.  We will adjust our warranty rates in future periods as these processes are implemented and tested.

As of September 30, 2011 and June 30, 2011, included in the Company’s accrued expenses were $413,203 and $413,203, respectively, related to warranty obligations.  Such amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The following is a summary of accrued warranty activity:

	Three Months and Year Ended
	September 30, 2011	June 30, 2011

Beginning balance	$413,203	$520,000
Accruals for warranties during the period	-	176,662
Settlements during the perioid	(38,911)	(283,459)
Adjustments relating to preexisting warranties	38,911	-
Ending balance	$413,203	$413,203

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

The portion of revenue related to engineering and development is recognized ratably upon delivery of the goods or services pertaining to the underlying contractual arrangement or revenue is recognized as certain activities are performed by the Company over the estimated performance period.

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

Total revenues of $1,637,857 and $0 were recognized for the three months ended September 30, 2011 and 2010, respectively, and were comprised of one significant customer (85% of total revenues).  The Company had two significant customers with outstanding accounts receivable balances of $1,200,000 and $179,377 (83% and 12% of accounts receivable, respectively) at September 30, 2011.

Engineering and Development Revenues
On April 8, 2011, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which the Company agreed with Honam to collaborate on the further technical development of the Company’s third generation Zinc Bromide flow battery module (the “Version 3 Battery Module”).  Pursuant to the Collaboration Agreement, Honam is required to pay us a total of $3,000,000 dollars as follows:  (1) $1,000,000 within 10 days following the execution of the Collaboration Agreement (subsequently received on April 9, 2011); (2) $500,000 by June 30, 2011 (subsequently received on June 30, 2011); (3) $1,200,000 by October 10, 2011 (subsequently received on October 10, 2011) and (4) $300,000 within 10 days after a single V3 Battery Module is set up at Honam’s research and development center.  The Company has recognized $2,100,000 as revenue as of September 30, 2011based on performance milestones achieved and deferred the balance of the $1,000,000 payment which is being recognized as certain activities are performed by the Company over the estimated 15 month performance period.  The unamortized balance of deferred revenue will be recognized over the estimated remaining performance period (9 months).  Pursuant to the Collaboration Agreement, the parties are required to negotiate a license agreement under which upon the completion of the collaboration project and the receipt by the Company of all payments due under the Collaboration Agreement, the Company shall grant to Honam: (1) a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and (2) non-exclusive rights to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.  In connection with such non-exclusive rights, Honam is required to pay a royalty to the Company.

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

The AEST project had total budgeted expenditure for operating and capital items of approximately $4.7 million (A$5.9 million) exclusive of any Australian taxes. The Company’s contribution of approximately $2.3 million (A$2.8 million) was the value of any cash and in-kind contributions provided to the project by the Company in undertaking the project activities. The Australian Government provided the project funding of approximately $2.6 million (A$3.1 million) that was paid in accordance with the completion of contracted project milestones and subject to the Company’s compliance with project reporting requirements and demonstrating that the funds already provided to it had been fully spent or would be fully spent in the near future.  Management of the Company believes it has fulfilled its required contributions to the project in cash and in-kind contributions as of December 31, 2010.  As of December 31, 2010, the Company had received the full $2.6 million of payments due from the Commonwealth under the Agreement.

Included in engineering and development revenues and costs were $1,400,000 and $481,107, respectively, for the year three months ended September 30, 2011 related to the Collaboration Agreement.  The financial statements for the year ended June 30, 2011 included engineering and development revenue and costs of $700,000 and $536,715, respectively related to the Collaboration Agreement.

As of September 30, 2011 and June 30, 2011, the Company had no unbilled amounts from engineering and development contracts. The Company had $684,448 and $800,000 in customer payments from engineering and development contract revenue, representing deposits in advance of performance of the allowable work, as of September 30, 2011 and June 30, 2011, respectively.

Advanced Engineering and Development Expenses

The Company expenses advanced engineering and development costs as incurred. These costs consist primarily of labor, overhead, and materials to build prototype units, materials for testing, develop manufacturing processes and include consulting fees and other costs.

To the extent these costs are separately identifiable, incurred and funded by advanced engineering and development type agreements with outside parties; they will be shown separately on the consolidated statements of operations as a “cost of engineering and development revenues.”

Stock-Based Compensation

The Company measures all “Share-Based Payments", including grants of stock options, restricted shares and restricted stock units, to be recognized in its consolidated statement of operations based on their fair values on the grant date, consistent with FASB ASC topic 718, “Stock Compensation,” guidelines.

Accordingly, the Company measures share-based compensation cost for all share-based awards at the fair value on the grant date and recognition of share-based compensation over the service period for awards that are expected to vest. The fair value of stock options is determined based on the number of shares granted and the price of the shares at grant, and calculated based on the Black-Scholes valuation model.

The Company compensates its outside directors primarily with restricted stock units (“RSUs”) rather than cash.  The RSUs were classified as liability awards as of June 30, 2010 because the RSUs were to be paid in cash upon vesting. As of November 10, 2010, the June 30, 2010 RSUs were converted to stock based RSUs and were credited to additional paid-in capital. The grant date fair value of the restricted stock unit awards was determined using the closing stock price of the Company’s common stock on the day prior to the date of the grant, with the compensation expense amortized over the vesting period of restricted stock unit awards, net of estimated forfeitures.

The Company only recognizes expense to its statements of operations for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards. See Note 10.

Income Taxes

The Company records deferred income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of September 30, 2011 and June 30, 2011.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. The Company’s management has reviewed the Company’s tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities as of September 30, 2011 and June 30, 2011.

The Company’s U.S. Federal income tax returns for the years ended June 30, 2008 through June 30, 2011 and the Company’s Wisconsin and Australian income tax returns for the years ended June 30, 2007 through June 30, 2011 are subject to examination by taxing authorities.

Foreign Currency

The Company uses the United States dollar as its functional and reporting currency, while the Australian dollar is the functional currency of its foreign subsidiary. Assets and liabilities of the Company’s foreign subsidiary are translated into United States dollars at exchange rates that are in effect at the balance sheet date while equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which were applicable during the reporting period. Translation adjustments are accumulated in Accumulated Other Comprehensive Loss as a separate component of Shareholders’ Equity in the consolidated balance sheets. No gain or loss on translation is included in the net loss.

Loss per Share

The Company follows the FASB ASC topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the three months ended September 30, 2011 and September 30, 2010 there were 7,031,696 and 4,104,823 of underlying options, restricted stock units and warrants that are excluded, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of bank loans and notes payable approximate fair value based on their terms which reflect market conditions existing as of September 30, 2011 and June 30, 2011.

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with the FASB ASC topic 220 “Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net currency translation adjustments applicable for the three months ended September 30, 2011 and September 30, 2010 is presented as follows:

	Three months ended September 30,
	2011	2010
Net loss	$(1,675,448)	$(2,034,302)
Net translation adjustment	(22,506)	(19,439)
Comprehensive loss	$(1,697,954)	$(2,053,741)

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

Recent Accounting Pronouncements

In September 2011, the FASB issued an update to ASC 350, Intangibles — Goodwill and Other. This ASU amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this ASU for our 2012 goodwill impairment testing. We do not expect this ASU to have a material impact, if any, on our consolidated condensed financial statements.

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

NOTE 2 – BUSINESS ACQUISITION

On January 21, 2011 (“Closing Date”), the Company entered into an Asset Purchase Agreement under which the Company acquired substantially all of the net assets of Tier Electronics LLC (“Seller”) used in connection with the Seller’s business of developing, manufacturing, marketing and selling power electronics products for and to original equipment manufacturers in various industries.  The purchase price was comprised of (1) a $1.35 million promissory note issued by the Company, (2) 800,000 shares of the Company’s common stock, and (3) payment of approximately $245,000 of the Seller’s obligations.  The promissory note is in the principal amount of $1,350,000 and bears interest at eight percent.  The principal balance of the note is payable in three equal installments of $450,000 on the first, second and third anniversaries of the Closing Date.  Accrued interest is payable monthly.  If the federal capital gains tax rate exceeds 15% and or the State of Wisconsin capital gains tax rate exceeds 5.425% at any time prior to the payment in full of the unpaid principal balance and accrued interest on the promissory note, then the principal amount of the promissory note (retroactive to January 21, 2011) shall be increased by an amount equal to the product of (a) the aggregate amount of federal and state capital gain realized by the Seller or Seller’s sole member, as applicable, in connection with the acquisition, multiplied by (b) the difference between (i) the combined federal and State of Wisconsin capital gains tax rate as of the date of calculation, minus (ii) the combined federal and State of Wisconsin capital gains tax rate of 20.425% as of January 21, 2011.  Any adjustment to the principal amount of the promissory note shall be effected by increasing the amount of the last payment due under the promissory note without affecting the next regularly scheduled payment(s) under the promissory note.  The following table reconciles the purchase price to the cash consideration paid:

Total purchase price	$2,515,071
Less debt and equity issued to Seller:
Note payable	(1,350,000)
Common stock	(920,000)
Total debt and equity issued to Seller	(2,270,000)
Total cash paid	245,071
Less cash acquired	(19,149)
Acquisition of business, net of cash acquired	$225,922

The primary reason for the acquisition was to add a base of business so that the Company now offers a full range of energy storage, utilization, and management solutions that range from wind and solar converters to power quality, micro-grid systems, and hybrid electric drives for vehicles.

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

The Company expects to finalize the purchase price allocation during the three month period ended December 31, 2011.

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

Property and Equipment

Property and equipment were valued based on the estimated market value of similar equipment.

Other Intangible Assets

The Company acquired certain identifiable intangible assets as part of the transaction which included:   $300,000 in a non-compete agreement, $278,000 in a license agreement, and $1,543,097 in a trade secrets agreement.  The fair values of these intangibles were estimated based upon an income approach methodology. Critical inputs into the valuation model for these intangibles include estimations of expected revenue and attrition rates, expected operating margins and capital requirements.  The other intangible assets were assigned an estimated useful life of three years.

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

In connection with this acquisition the Company awarded inducement options to purchase a total of 750,000 shares of the Company’s common stock at an exercise price of $1.15 to certain members of management of Tier Electronics, LLC.  The options vest as follows: (1) 420,000 will vest in three equal annual installments beginning on December 31, 2011 based on achievement of certain revenue targets and (2) 330,000 vest in three equal annual installments beginning on January 21, 2012.

Unaudited Pro Forma Information

The following unaudited pro forma financial information summarizes the results of operations for the period indicated as if the acquisition had been completed as of July 1, 2010.

These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of July 1, 2010 or that may be obtained in the future.

Three Months Ended
September 30, 2010
Revenues	$559,895
Loss from Operations	(2,030,633)
Net loss	(2,089,640)

Net Loss per share-
Basic and diluted	$(0.13)

Weighted average shares-basic and diluted:
Basic	16,210,384

Pro forma information primarily reflects adjustments relating to interest on the promissory note and the amortization of the intangible assets acquired in the acquisition.

NOTE 3 – CHINA JOINT VENTURE

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

In connection with the Joint Venture, on August 30, 2011 the Company and certain of its subsidiaries entered into the following agreements:

● Joint Venture Agreement of Anhui Meineng Store Energy Co., Ltd. (the “China JV Agreement”) by and between ZBB PowerSav Holdings Limited, a Hong Kong limited liability company (“Hong Kong Holdco”), and Anhui Xinrui Investment Co., Ltd, a Chinese limited liability company; and

● Limited Liability Company Agreement of ZBB PowerSav Holdings Limited by and between ZBB Cayman Corporation and PowerSav, Inc. (the “Holdco Agreement”).

In connection with the Joint Venture, upon establishment of the JV Company, the Company and certain of its subsidiaries will enter into the following agreements:

● Management Services Agreement by and between the JV Company and Hong Kong Holdco (the “Management Services Agreement”);

● License Agreement by and between Hong Kong Holdco and the JV Company (the “License Agreement”); and

● Research and Development Agreement by and between the Company and the JV Company (the “Research and Development Agreement”).

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

Pursuant to the License Agreement, Hong Kong Holdco will grant to the JV Company (1) an exclusive royalty-free license to manufacture and distribute the Company’s ZBB Enerstore™, Zinc Bromide flow battery, version three (v3) battery (50KW) and ZBB Enersection™, POWR PECC (up to 250KW) (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.

Pursuant to the Research and Development Agreement, the JV Company may request the Company to provide research and development services upon commercially reasonable terms and conditions.  The JV Company would pay the Company’s fully-loaded costs and expense incurred in providing such services.

NOTE 4 - GOING CONCERN

The consolidated financial statements as of September 30, 2011 and for the three months then ended have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $1,675,488 for the three months ended September 30, 2011 and as of September 30, 2011 has an accumulated deficit of $57,019,131 and shareholders’ equity of $4,140,720.  The ability of the Company to meet its total liabilities of $9,041,570 and to continue as a going concern is dependent upon the availability of future funding and achieving profitability.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company believes, with the financing sources in place and with other potential financing sources, that it will be able to raise the capital necessary to fund operations through at least June 30, 2012.  The Company’s sources of additional capital in the year ending June 30, 2012 include the raising of additional capital pursuant to an agreement with Socius CG II, Ltd. (“Socius”), as described in Note 12. As of September 30, 2011, there was approximately $5.1 million of availability under this facility.  However, this facility places certain restrictions on our ability to draw on it.  For example, our ability to submit a tranche notice under the Socius Agreement is subject to certain conditions including that: (1) a registration statement covering our sale of shares of common stock to Socius in connection with the tranche is effective and (2) the issuance of such shares would not result in Socius and its affiliates beneficially owning more than 9.99% of our common stock.  These limitations have been carefully considered by the Company and notwithstanding such limitations management has successfully utilized this facility and believes it will continue to be able to do so.  As described in Note 12, during the three months ended September 30, 2011, the Company delivered two tranche notices to Socius pursuant to which Socius purchased $1,477,240 of Series A preferred stock.  However, there can be no assurances that unforeseen circumstances will not jeopardize the Company’s ability to draw on this and other potential financing sources.

Accordingly, the Company is currently exploring various alternatives including debt and equity financing vehicles, strategic partnerships, and/or government programs that may be available to the Company, as well as trying to generate additional sales and increase margins.  As described in Note 1, in April 2011, the Company entered into a Collaboration Agreement with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which through September 30, 2011 Honam paid the Company a total of $1.5 million.  Pursuant to the Collaboration Agreement Honam is required to pay an additional (1) $1.2 million by October 10, 2011 (subsequently received on October 10, 2011) and (2) $300,000 within 10 days after a V3 single stack is set up at Honam’s research and development center.

As described in Note 12, in the year ended June 30, 2011 the Company raised approximately $5.5 million through the sale of shares of Company common stock to certain investors.  However, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 5 - INVENTORIES

Inventories are comprised of the following as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
Raw materials	$1,268,178	$1,170,700
Work in progress	560,833	492,150
Total	$1,829,011	$1,662,850

NOTE 6– PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
Land	$217,000	$217,000
Building and improvements	2,598,999	2,559,266
Manufacturing equipment	3,024,859	2,901,912
Office equipment	226,688	217,074
Construction in process	1,644,910	1,215,400
Total, at cost	7,712,456	7,110,652
Less, accumulated depreciation	(2,481,688)	(2,343,781)
Property, Plant & Equipment, Net	$5,230,768	$4,766,871

During the year ended June 30, 2011, manufacturing equipment previously used in production and development activities were identified as impaired or had reached the end of their respective useful lives due to changing product and manufacturing technologies.  Upon write-down the manufacturing equipment and accumulated depreciation accounts were adjusted accordingly and $219,213 was charged to operations during the years ended June 30, 2011.  The adjustments were reported as impairment and other equipment charges.  For the three months ended September 30, 2011 the Company has not identified any equipment as impaired or having reached the end of its respective life.

NOTE 7– INTANGIBLE ASSETS

Intangible assets are comprised of the following as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
Non-compete agreement	$300,000	$300,000
License agreement	278,000	278,000
Trade secrets	1,543,922	1,543,922
Total, at cost	2,121,922	2,121,922
Less, accumulated amortization	(487,172)	(310,415)
Intangible Assets, Net	$1,634,750	$1,811,507

Estimated amortization expense for fiscal periods subsequent to September 30, 2011 are as follows:

2012	$530,550
2013	707,307
2014	396,893
$1,634,750

NOTE 8 – GOODWILL

The Company acquired ZBB Technologies, Inc., a wholly-owned subsidiary, through a series of transactions in March 1996.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of September 30, 2011 and June 30, 2011.

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

NOTE 9 – BANK LOANS AND NOTES PAYABLE

The Company's debt consisted of the following as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
Bank loans and notes payable-current	$844,637	$779,088
Bank loans and notes payable-long term	3,796,006	3,937,056
Total	$4,640,643	$4,716,144

On January 21, 2011 the Company entered into a promissory note for $1,350,000 with TE Holdings Group, LLC in connection with the acquisition of the net assets of Tier Electronics LLC.  The promissory note is in the principal amount of $1,350,000 and bears interest at eight percent.  The principal balance of the note is payable in three equal installments of $450,000 on the first, second and third anniversaries of the promissory note.  Accrued interest is payable monthly. If the federal capital gains tax rate exceeds 15% and or the State of Wisconsin capital gains tax rate exceeds 5.425% at any time prior to the payment in full of the unpaid principal balance and accrued interest on the promissory note, then the principal amount of the promissory note (retroactive to January 21, 2011) shall be increased by an amount equal to the product of (a) the aggregate amount of federal and state capital gain realized by the Seller or Seller’s sole member, as applicable, in connection with the acquisition, multiplied by (b) the difference between (i) the combined federal and State of Wisconsin capital gains tax rate as of the date of calculation, minus (ii) the combined federal and State of Wisconsin capital gains tax rate of 20.425% as of January 21, 2011.  Any adjustment to the principal amount of the promissory note shall be effected by increasing the amount of the last payment due under the promissory note without affecting the next regularly scheduled payment(s) under the promissory note The outstanding principal balance was $1,350,000 at September 30, 2011 and June 30, 2011.

On April 7, 2010 the Company entered into a loan agreement for $1,300,000 with the Wisconsin Department of Commerce.  Payments of principal and interest under this loan are deferred until May 31, 2012.  The interest rate is 2%.  Payments of $22,800 per month are required starting June 1, 2012 with a final payment due on May 1, 2017.  Borrowings were not received until July 2010.  The loan is collateralized by the equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized.  The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement.  The outstanding principal balance was $1,300,000 at September 30, 2011 and June 30, 2011 respectively.

On July 1, 2009 the Company entered into a loan agreement to finance new production equipment.  The $156,000 bank note was collateralized by specific equipment, interest at 5.99%.  The note with a balance of $107,155 as of June 30, 2010 was paid off during June 2011.

On May 14, 2008 the Company entered into two loan agreements to refinance its building and land in Menomonee Falls, Wisconsin:

The first loan requires a fixed monthly payment of principal and interest at a rate of .25% below the prime rate, subject to a floor of 5% as of June 30, 2011 and 2010 with any principal balance due at maturity on June 1, 2018 and collateralized by the building and land.  The outstanding principal balance was $752,645 and $763,338 at September 30, 2011 and June 30, 2011, respectively.

The second loan is a secured promissory note guaranteed by the U.S. Small Business Administration, requiring monthly payments of principal and interest at a rate of 5.5% until May 1, 2028.   The outstanding principal balance was $786,951and $794,074 at September 30, 2011 and June 30, 2011, respectively.  The loan is collateralized by a mortgage on the building and land.

On November 28, 2008 the Company entered into a loan agreement with a bank.  The note is collateralized by specific equipment, requiring monthly payments of $21,000 of principal and interest; rate equal to the prime rate subject to a floor of 4.25%; maturity date of July 1, 2012. The outstanding principal balance was $451,045and $508,733 at September 30, 2011 and June 30, 2011, respectively.

An equipment loan with a balance of $48,900 as of June 30, 2010 was paid in full in November 2010.

Maximum aggregate annual principal payments for periods subsequent to September 30, 2011 are as follows:

2012	$703,243
2013	993,785
2014	789,299
2015	798,904
2016	358,852
2017 and thereafter	996,560
$4,640,643

The loan agreements with the bank require the Company to meet certain operating ratios.  The Company was not in compliance with such covenants as of September 30, 2011, for which a waiver was obtained from the bank on June 27, 2011 which waived the covenants through June 29, 2012.

NOTE 10 – EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

During the three months ended September 30, 2011 and 2010, the Company’s results of operations include compensation expense for stock options granted and restricted shares vested under its equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $300,228 and $103,598, based on the amortized grant date fair value of options during the three months ended September 30, 2011 and 2010, respectively.

At the annual meeting of shareholders held on November 10, 2010, the Company’s shareholders approved the Company’s 2010 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”). The Omnibus Plan authorizes the board of directors or a committee thereof, to grant the following types of equity awards under the Omnibus Plan:  Incentive Stock Options (“ISOs”), Non-qualified Stock Options (“NSOs”), Stock Appreciation Rights (“SARs”), Restricted Stock, Restricted Stock Units (“RSUs”), cash- or stock-based Performance awards (as defined in the Omnibus Plan) and other stock-based awards. Four million shares of common stock are reserved for issuance under the Omnibus Plan.  In connection with the adoption of the Omnibus Plan the Company’s Board of Directors froze the Company’s other stock option plans and no further grants may be made under those plans.

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

During the three months ended September 30, 2011 options to purchase 543,000 shares were granted to employees exercisable at prices from $0.59 to $1.16 and exercisable at various dates through September 2019.  As of September 30, 2011, an additional 1,650,615 shares are available to be issued under the Omnibus Plan.

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

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorized the Board of Directors or a committee thereof to grant options to purchase up to a maximum of 1,500,000 shares to employees and directors of the Company.  No options were issued under the 2007 Plan during the 3 months ended September 30, 2011.  During the year ended June 30, 2011, 74,500 options were granted to employees at exercise prices from $0.46 to $0.64 and expiration dates from August 2018 to October 2018 and 150,189 options were forfeited.  As of September 30, 2011, there were no options available to be issued under the 2007 Plan.

During 2005, the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorized the board of directors or a committee thereof to grant options to employees and directors of the Company. The maximum number of options available to be granted in aggregate at any time under the 2005 Plan was the number equivalent to 5% of the total number of issued shares of the Company including all shares in underlying options under the Company’s stock option and incentive plans. No options were issued under the 2005 Plan during the three months ended September 30, 2011 and 2010.  At September 30, 2011, options to purchase 50,000 shares with an exercise price of $3.82 and an expiration date of June 20, 2012 were outstanding.  As of September 30, 2011, there were no options available to be issued under the 2005 Plan.

In 2002 the Company established the 2002 Stock Option Plan (the “SOP”) whereby a stock option committee was given the discretion to grant up to 579,107 options to purchase shares to key employees of the Company.  No options were issued under the 2005 Plan during the three months ended September 30, 2011 and 2010.  During the year ended June 30, 2011 there were 100,000 options forfeited.   At September 30, 2011 there were 375,000 options outstanding with exercise prices from $0.49 to $3.59 and exercise dates up to June 2018.  As of September 30, 2011, there were no options available to be issued under the SOP.

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

In aggregate for all plans, at September 30, 2011, the Company has a total of 3,865,303 options outstanding, 1,400,385 RSUs outstanding, and 1,650,615 shares available for future grant under the Omnibus Plan.

Information with respect to stock option activity under the employee and director plans is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Balance at July 1, 2010	2,316,992	$1.92
Options granted	1,230,500	1.02
Options forfeited	(150,189)	2.51
Options exercised	(75,000)	1.09
Balance at June 30, 2011	3,322,303	1.55
Options granted	543,000	0.90
Balance at September 30, 2011	3,865,303	$1.46

The following table summarizes information relating to the stock options outstanding at September 30, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.49 to $1.69	3,340,303	6.6	$1.12	1,090,413	$1.29
$3.59 to $3.82	525,000	3.3	$3.61	525,000	$3.61
Balance at September 30, 2011	3,865,303	6.1	$1.46	1,615,413	$2.05

During the three months ended September 30, 2011 options to purchase 543,000 shares were granted to employees  exercisable at prices from $0.59 to $1.16 per share based on various service and performance based vesting terms from July 2011 through September 2014 and exercisable at various dates through September 2019. During the three months ended September 30, 2010 options to purchase 60,000 shares were granted to employees exercisable at prices from $0.60 to $0.64 per share based on various service and performance based vesting terms from August 2010 through August 2013 and exercisable at various dates through August 2018.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2011 using the Black-Scholes option-pricing model:

	2012	2011
Expected life of option (years)	2.5	.001 - 2.5
Risk-free interest rate	.24 - .55	.24 - 1.34%
Assumed volatility	106 - 107%	53 - 153%
Expected dividend rate	0	0
Expected forfeiture rate	6.3 - 6.8%	0 - 7.760%

Time-vested and performance-based stock awards, including stock options, restricted stock and restricted stock units, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

A summary of the status of unvested employee stock options as of September 30, 2011 and June 30, 2011 and changes during the year ended, is presented below:

	Number of Options	Weighted-Average Grant Date Fair Value Per Share
Balance at July 1, 2010	987,500	$0.77
Granted	1,230,500	0.58
Vested	(476,526)	0.49
Forfeited	(6,250)	0.29
Balance at June 30, 2011	1,735,224	0.65
Granted	543,000	0.54
Vested	(28,334)	0.46
Balance at September 30, 2011	2,249,890	$0.62

Total fair value of options granted in the three months ended September 30, 2011 and 2010 was $292,759 and $22,305, respectively.  At September 30, 2011 there was $673,816 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next 3 years.

During the fourth quarter of fiscal 2010 the Company agreed to compensate its directors with restricted stock units (“RSUs”) rather than cash.  As a result included in accrued compensation and benefits at June 30, 2010 was $182,500 related to these awards. The RSUs were classified as liability awards because the RSUs were expected to be paid in cash upon vesting. These RSUs were converted to 574,242 stock settled RSUs in November 2010 and $182,500 was transferred from accrued compensation and benefits to additional paid-in capital.  The cash settled RSUs that were converted to stock settled RSUs were 100% vested upon conversion.  There were also $89,450 in directors’ fees expense and $7,000 in consulting fees expense settled with RSUs for the three months ended September 30, 2011.   As of September 30, 2011 there were 275,000 unvested RSUs outstanding which will vest through May 6, 2014.  At September 30, 2011 there was $278,500 in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized through May 6, 2014.  Vested RSUs are payable six months after the holder’s separation from service with the Company.

The table below summarizes the status of restricted stock unit balances:

	Number of Restricted Stock Units	Weighted-Average Valuation Price Per Unit
Conversion of cash settled RSUs	574,242	$0.55
RSUs granted	826,143	0.80
RSUs forfeited	-	-
Balance at June 30, 2011	1,400,385	0.70
RSUs granted	-	-
RSUs forfeited	-	-
Balance at September 30, 2011	1,400,385	$0.70

NOTE 11 - NON RELATED PARTY WARRANTS

At September 30, 2011 there were outstanding warrants to purchase 40,000 common shares issued by the Company to an equipment supplier in November 2010 exercisable at $0.56 per share and which expire in January 2014.  The fair value of the warrants was $11,834 and is included in the cost of the equipment.

At September 30, 2011 there were outstanding warrants to purchase 1,121,875 common shares acquired by certain purchasers of Company shares in March 2010 exercisable at $1.04 per share and which expire in September 2015.

At September 30, 2011 there were outstanding warrants to purchase 358,333 common shares acquired by certain purchasers of Company shares in August 2009 exercisable at $1.33 per share and which expire in August 2015.

At September 30, 2011 there were outstanding warrants to purchase 50,000 shares acquired by Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our United States public offering which are exercisable at $7.20 per share and which expire in September 2012.

At September 30, 2011 there are warrants to purchase 195,800 shares issued and outstanding to Strategic Growth International in connection with capital raising activities in 2006 and 2007, with expiration dates between September 2011 and September 2012 and with exercise prices of between $3.75 and $7.20.

Warrants to purchase 120,023 common shares acquired by Empire Financial Group, Ltd. in 2006 exercisable at $3.23 per share expired during September 2011.

The table below summarizes non-related party warrant balances:

	Number of Warrants	Weighted-Average Exercise Price Per Share
Balance at July 1, 2010	1,846,031	$1.76
Warrants granted	3,067,797	1.24
Warrants expired	-	-
Warrants exercised	(3,027,797)	(1.25)
Balance at June 30, 2011	1,886,031	1.73
Warrants granted (See Note 12)	2,621,359	0.55
Warrants expired	(120,023)	3.23
Warrants exercised (See Note 12)	(2,621,359)	(0.55)
Balance at September 30, 2011	1,766,008	$1.86

NOTE 12 – SHAREHOLDERS’ EQUITY

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

On September 2, 2010 the Company delivered the first tranche notice under the Socius Agreement pursuant to which on September 20, 2010 Socius purchased $517,168 of debentures.  In connection with this tranche, (1) Socius purchased 1,163,629 shares of common stock for a total purchase price of $698,177 and at a per share purchase price of $0.60 and (2) the Company issued to Socius 490,196 shares of common stock in payment of the commitment fee payable in connection with the tranche. As consideration for the common stock it purchased, Socius issued a collateralized promissory note maturing, the later of September 2, 2014 or when the Series A preferred shares are redeemed by the Company.  Management expects to redeem the Series A preferred stock on September 20, 2014.  The promissory note was recorded at a discount of $183,922 determined by discounting the promissory note at a rate of 10%.  The promissory note is included in the stockholders equity section of the Company’s condensed consolidated balance sheets because the promissory note was received in exchange for the issuance of common stock.

On November 12, 2010 the Company delivered the second tranche notice under the Socius Agreement pursuant to which on November 29, 2010 Socius purchased $490,000 of Series A preferred stock.  In connection with this tranche, (1) Socius purchased 906,165 shares of common stock for a total purchase price of $661,500 and at a per share purchase price of $0.73 and (2) the Company issued to Socius 402,901 shares of common stock in payment of the commitment fee payable in connection with the tranche. As consideration for the common stock it purchased, Socius issued a collateralized promissory note maturing, the later of November 15, 2014 or when the Series A preferred shares are redeemed by the Company.  Management expects to redeem the Preferred Shares on November 29, 2014.  The promissory note was recorded at a discount of $173,872 determined by discounting the promissory note at a rate of 10%.  The promissory note is included in the stockholders equity section of the Company’s condensed consolidated balance sheets because the promissory note was received in exchange for the issuance of common stock.

On January 12, 2011 the Company delivered the third tranche notice under the Socius Agreement pursuant to which on January 27, 2011 Socius purchased from the Company $2,020,000 of Series A preferred stock.  In connection with the tranche, (1) Socius purchased 1,934,042 shares of common stock for a total purchase price of $2,727,000 and at a per share purchase price of $1.41. As consideration for the Common Stock Socius purchased, Socius issued a collateralized promissory note maturing, the later of January 14, 2015 or when the Series A preferred shares are redeemed by the Company.  Management expects to redeem the Preferred Shares on January 27, 2015. The promissory note was recorded at a discount of $716,777 determined by discounting the promissory note at a rate of 10%.  The promissory note is included in the stockholders equity section of the Company’s condensed consolidated balance sheets because the promissory note was received in exchange for the issuance of common stock.

On March 16, 2011 the Company delivered the fourth tranche notice under the Socius Agreement pursuant to which on March 31, 2011 Socius purchased from the Company $520,000 of Series A preferred stock.  In connection with the tranche, (1) Socius purchased 557,142 shares of common stock for a total purchase price of $702,000 and at a per share purchase price of $1.26. As consideration for the Common Stock Socius purchased, Socius issued a collateralized promissory note maturing, the later of March 16, 2015 or when the Series A preferred shares are redeemed by the Company.  Management expects to redeem the Preferred Shares on March 31, 2015. The promissory note was recorded at a discount of $184,461determined by discounting the promissory note at a rate of 10%.  The promissory note is included in the stockholders equity section of the Company’s condensed consolidated balance sheets because the promissory note was received in exchange for the issuance of common stock.

On September 8, 2011 the Company delivered the fifth and sixth tranche notices under the Socius Agreement pursuant to which on September  30, 2011 Socius purchased from the Company $1,447,240 of Series A preferred stock.  In connection with the tranches, Socius purchased 2,621,359 shares of common stock for a total purchase price of $1,953,775 and at an average per share purchase price of $0.75. As consideration for the Common Stock Socius purchased, Socius issued a collateralized promissory notes maturing, the later of September 8, 2015 or when the Series A preferred shares are redeemed by the Company.  Management expects to redeem the Preferred Shares on September 30, 2015. The promissory notes were recorded at a discount of $512,815 determined by discounting the promissory notes at a rate of 10%.  The promissory notes are included in the stockholders equity section of the Company’s condensed consolidated balance sheets because the promissory notes were received in exchange for the issuance of common stock.

The Company’s accounting for the 2% notes receivable – common stock is to accrue interest on the discounted notes receivable at 10% as a credit to additional paid in capital.  The Company’s accounting for the Series A preferred stock is to accrete dividends at 10% as a charge to additional paid in capital.

In the event of liquidation, dissolution or winding up (whether voluntary or involuntary) of the Company, the holders of shares of Series A preferred stock shall be entitled to be paid the full amount payable on such shares upon the liquidation, dissolution or winding up of the corporation fixed by the Board of Directors with respect to such shares, if any, before any amount shall be paid to the holders of the Common Stock.  The liquidation preference of the outstanding Series A preferred stock was $5,251,390 and $3,715,470 as of September 30, 2011 and June 30, 2011, respectively.  Redemption or liquidation may be paid by application of the Socius notes receivable.

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

NOTE 13 – COMMITMENTS

Leasing Activities

The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expired October 31, 2011.  The rental rate was $75,596 per annum (A$72,431) and is subject to an annual CPI adjustment. Rent expense was $20,193 and $20,592 for the three months ended September 30, 2011 and September 30, 2010, respectively.  The Company renewed the lease on its Australian research and development facility through October 31, 2016 at rental rate of $95,855 per annum (A$95,000) subject to an annual CPI adjustment.  The Company also leases a building from an officer of its subsidiary, Tier Electronics LLC, who is also a shareholder and director, under a lease agreement expiring December 31, 2014.  The first year rental is $84,000 per annum and is subject to an annual CPI adjustment.  The rent expense for the three months ended September 30, 2011 was $21,000.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.  The future payments required under the terms of the leases for fiscal periods subsequent to September 30, 2011are as follows:

2012	$132,994
2013	179,855
2014	137,855
2015	95,855
$546,559

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

NOTE 14 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $15,460 and $9,855 for the three months ended September 30, 2011 and September 30, 2010 respectively.

NOTE 15— INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Three months ended September 30,
	2011	2010
Current	$(70,000)	$-
Deferred	-	-
Provision (benefit) for income taxes	$(70,000)	$-

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of September 30, 2011 and 2010.

During the three months ended September 30, 2011, the Company recorded a $70,000 credit (benefit) for income taxes which represents a pro rata portion of an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2012 based on the qualified expenditures the Company incurred during the three months ended September 30, 2011. The Company recorded an estimated income tax refund receivable of $164,640 for the year ended June 30, 2011 for the estimated refund related to qualified expenditures during the year ended June 30, 2011, related to a refundable Australian research and development tax credit for the year ended June 30, 2011.  The Company recognized a refund of $415,315 for expenditures incurred during the year ended June 30, 2010 for a refund claim filed in March 2011.  The Company became aware of the refund opportunity in March 2011and as a result had not provided for a benefit during the six month period ended December 31, 2010.  The Company has provided a valuation allowance against all deferred income tax assets as it is more likely than not that its deferred income tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Three months ended September 30,
	2011	2010
Income tax benefit computed at the U.S. federal statutory rate	-34%	-34%
Australia research and development credit	-4	0
Change in valuation allowance	34	34
Total	-4%	0%

Significant components of the Company’s net deferred income tax assets as of September 30, 2011 and June 30, 2011 were as follows:

	Three months ended September 30, 2011	Year ended June 30, 2011
Federal net operating loss carryforwards	14,036,302	$13,600,000
Wisconsin net operating loss carryforwards	1,626,474	1,559,566
Australia net operating loss carryforwards	1,434,084	1,560,010
Deferred income tax asset valuation allowance	(17,096,860)	(16,719,576)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $41 million as of September 30, 2011, that expire at various dates between June 30, 2015 and 2032.  The Company has U.S. federal research and development tax credit carryforwards of approximately $48,000 as of September 30, 2011 that expire at various dates through June 30, 2030.  As of September 30, 2011, the Company has approximately $31 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2013 and 2027.  As of September 30, 2011, the Company also has approximately $4.78 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	Three Months Ended September 30, 2011	Year Ended June 30, 2011
Beginning balance	$219,500	$-
Additions based on tax positions related to the current period	-	219,500
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Lapses of statutes of limitations	-	-
Effect of foreign currency translation	(17,700)
Ending balance	$201,800	$219,500

The unrecognized income tax benefits relate to the credit the Company claimed during fiscal 2011 related to a refundable Australian research and development tax credit for qualified expenditures incurred during fiscal years 2010, 2011 and the quarter ended September 30, 2011. If recognized, it would favorably affect the effective income tax rate.  The amount is included in accrued expenses in the accompanying condensed consolidated balance sheets.

NOTE 16 – BUSINESS SEGMENT INFORMATION

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

The operating results for the two business segments are as follows:

	Three months ended September 30,
	2011	2010
Revenues:
ZBB Energy Storage and Power Electronics Systems	$1,411,750	$-
Tier Electronics Power Conversion Systems	226,107	-
Total	$1,637,857	$-

	Three months ended September 30,
	2011	2010
Loss from Operations:
ZBB Energy Storage and Power Electronics Systems	$(1,276,454)	$(2,004,085)
Tier Electronics Power Conversion Systems	(420,028)	-
Total	$(1,696,482)	$(2,004,085)

The accounting policies of the business segments are the same as those for the consolidated Company.

Total assets for the two business segments are as follows:

	September 30, 2011	June 30, 2011
ZBB Energy Storage and Power Electronics Systems	$10,723,762	$10,161,151
Tier Electronics Power Conversion Systems	2,458,528	2,186,475
Total	$13,182,290	$12,347,626

NOTE 17 — SUBSEQUENT EVENTS

On November 9, 2011 the Company issued 548,051 RSUs in connection with the annual compensation of directors’ fees.  The RSUs vest quarterly on November 9, 2011, March 31, 2012, June 30, 2012 and September 30, 2012.

ZBB ENERGY CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ZBB Energy Corporation (“We,” “Us,” “Our,” “ZBB” or the “Company”) develops and manufactures modular, scalable and environmentally friendly power systems (ZBB Enersystem™) based upon the Company’s proprietary zinc bromide rechargeable electrical energy storage technology.  The following information should be read in conjunction with the financial statements and notes thereto in Part I, Item 1 of this Quarterly Report and with the audited financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 as filed by us with the SEC on September 8, 2011.

We provide advanced electrical power management platforms targeted at the growing global need for distributed renewable energy, energy efficiency, power quality, and grid modernization.  We and our power electronics subsidiary, Tier Electronics LLC, have developed a portfolio of intelligent power management platforms that directly integrate multiple renewable and conventional onsite generation sources with rechargeable zinc bromide flow batteries and other storage technology. We also offer advanced systems to directly connect wind and solar equipment to the grid and systems that can form various levels of micro-grids.  Tier Electronics LLC participates in the energy efficiency markets through its hybrid vehicle control systems, and power quality markets with its line of regulation solutions. Together, these platforms solve a wide range of electrical system challenges in global markets for utility, governmental, commercial, industrial and residential end customers.  The Company was founded in 1998 and is headquartered in Wisconsin, USA with offices also located in Perth, Western Australia.

On January 21, 2011 (“Closing Date”), we entered into an Asset Purchase Agreement under which we acquired substantially all of the net assets of Tier Electronics LLC (“Seller”) used in connection with the Seller’s business of developing, manufacturing, marketing and selling power electronics products for and to original equipment manufacturers in various industries.  The purchase price was comprised of (1) a $1.35 million promissory note issued by the Company, (2) 800,000 shares of the Company’s common stock, and (3) payment of approximately $245,000 of Seller’s obligations.  The promissory note is in the principal amount of $1,350,000 and bears interest at a fixed annual rate equal to eight percent.  The principal balance of the note is payable in three equal installments of $450,000 on the first, second and third anniversaries of the Closing Date.  Accrued interest is payable monthly.  If the federal capital gains tax rate exceeds 15% and or the State of Wisconsin capital gains tax rate exceeds 5.425% at any time prior to the payment in full of the unpaid principal balance and accrued interest on the promissory note, then the principal amount of the promissory note (retroactive to January 21, 2011) shall be increased by an amount equal to the product of (a) the aggregate amount of federal and state capital gain realized by the Seller or Seller’s sole member, as applicable, in connection with the acquisition, multiplied by (b) the difference between (i) the combined federal and State of Wisconsin capital gains tax rate as of the date of calculation, minus (ii) the combined federal and State of Wisconsin capital gains tax rate of 20.425% as of January 21, 2011.  Any adjustment to the principal amount of the promissory note shall be effected by increasing the amount of the last payment due under the promissory note without affecting the next regularly scheduled payment(s) under the promissory note.  Tier Electronics LLC operates as a wholly-owned subsidiary of the Company.

On April 8, 2011, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which we agreed with Honam to collaborate on the further technical development of our third generation ZBB Enerstore™, Zinc Bromide flow battery module (the “Version 3 Battery Module”).  Pursuant to the Collaboration Agreement, Honam is required to pay us a total of $3 million dollars as follows: (1) $1 million within 10 days following execution of the Collaboration Agreement (subsequently received on April 19, 2011); (2) $500,000 by June 30, 2011 (subsequently received on June 30, 2011); (3) $1.2 million by October 10, 2011 (subsequently received on October 10, 2011) and (4) $300,000 within 10 days after a single Version 3 Battery Module is set up at Honam’s research and development center.  Pursuant to the Collaboration Agreement, the parties are required to negotiate a license agreement under which upon the completion of the collaboration project and the receipt by the Company of all payments due under the Collaboration Agreement, the Company shall grant to Honam: (1) a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and (2) non-exclusive rights to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.  In connection with such non-exclusive rights, Honam is required to pay a royalty to the Company.

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

In connection with the Joint Venture, on August 30, 2011 the Company and certain of its subsidiaries entered into the following agreements:

● Joint Venture Agreement of Anhui Meineng Store Energy Co., Ltd. (the “China JV Agreement”) by and between ZBB PowerSav Holdings Limited, a Hong Kong limited liability company (“Hong Kong Holdco”), and Anhui Xinrui Investment Co., Ltd, a Chinese limited liability company; and

● Limited Liability Company Agreement of ZBB PowerSav Holdings Limited by and between ZBB Cayman Corporation and PowerSav, Inc. (the “Holdco Agreement”).

In connection with the Joint Venture, upon establishment of the JV Company, the Company and certain of its subsidiaries will enter into the following agreements:

● Management Services Agreement by and between the JV Company and Hong Kong Holdco (the “Management Services Agreement”);

● License Agreement by and between Hong Kong Holdco and the JV Company (the “License Agreement”); and

● Research and Development Agreement by and between the Company and the JV Company (the “Research and Development Agreement”).

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

Pursuant to the License Agreement, Hong Kong Holdco will grant to the JV Company (1) an exclusive royalty-free license to manufacture and distribute the Company’s ZBB Enerstore™, Zinc Bromide flow battery, version three (v3) battery (50KW) and (ZBB Enersection™, POWR PECC (up to 250KW) (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.

Pursuant to the Research and Development Agreement, the JV Company may request the Company to provide research and development services upon commercially reasonable terms and conditions.  The JV Company would pay the Company’s fully-loaded costs and expense incurred in providing such services.

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q and the Company’s annual report filed on form 10-K for the fiscal year ended June 30, 2011. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.

In addition to the risks and uncertainties faced generally by participants in the renewable energy industry, we face the following risks and uncertainties:

●	Our stock price could be volatile and our trading volume may fluctuate substantially.
●	We have incurred losses and anticipate incurring continuing losses.
●	We will need additional financing.
●	Our industry is highly competitive and we may be unable to successfully compete.
●
Successful commercialization of our next generation ZBB Enerstore™,  Zinc Bromide flow battery, version three (V3) and receipt of UL 1741 certification for the ZBB Enersection™ POWR PECC are critical component of our growth plans.

●	If our products do not perform as promised, we could experience increased costs, lower margins and harm to our reputation.
●
Our relationships with our strategic partners may not be successful and we may not be successful in establishing additional partnerships, which could adversely affect our ability to commercialize our products and services.

●	Shortages or delay of supplies of component parts may adversely affect our operating results until alternate sources can be developed.
●	We have no experience manufacturing our products on a large-scale basis and may be unable to do so at our manufacturing facilities.
●	We may experience difficulties in integrating the business of Tier Electronics LLC and could fail to realize the potential benefits of the acquisition.
●	Our China joint venture could be adversely affected by the laws and regulations of the Chinese government, our lack of decision-making authority and disputes between us and the Joint Venture.
●
Business practices in Asia may entail greater risk and dependence upon the personal relationships of senior management than is common in North America, and therefore some of our agreements with other parties in China and South Korea could be difficult or impossible to enforce.

●	Our success depends on our ability to retain our managerial personnel and to attract additional personnel.
●
We market and sell, and plan to market and sell, our products in numerous international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.

●
Our financial results may vary significantly from period-to-period due to long and unpredictable sales cycles for some of our products and the cyclical nature of certain end-markets into which we sell our products, which may in turn lead to volatility in our stock price.

●
Businesses and consumers might not adopt alternative energy solutions as a means for obtaining their electricity and power needs, and therefore our revenues may not increase, and we may be unable to achieve and then sustain profitability.

●	The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.
●	We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.
●	If our shareholders’ equity continues to remain below the minimum requirement, our common stock may be delisted from the NYSE Amex, which would cause our common stock to become less liquid.
●	We have never paid cash dividends and do not intend to do so.

For further information concerning these risks and uncertainties see the Risk Factors sections of our Annual Report on Form 10-K for the year ended June 30, 2011 and in any subsequently filed Quarterly Reports on Form 10-Q.

New Accounting Pronouncements

In September 2011, the FASB issued an update to ASC 350, Intangibles — Goodwill and Other. This ASU amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this ASU for our 2012 goodwill impairment testing. We do not expect this ASU to have a material impact, if any, on our consolidated condensed financial statements.

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

Intangible Assets

Intangible assets generally result from business acquisitions.  The Company accounted for the January 21, 2011 acquisition of Tier Electronics LLC by assigning the purchase price to identifiable tangible and intangible assets and liabilities.  Assets acquired and liabilities assumed were recorded at their estimated fair values.  Other intangible assets consist of a non-compete agreement, license agreement, and trade secrets.

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

During the year ended June 30, 2010, battery stack manufacturing issues were discovered as a result of an internal test failure.  As a result, the Company has implemented several manufacturing process changes to eliminate the potential for future failures and has adjusted its warranty obligations accordingly.  We will adjust our warranty rates in future periods as these processes are implemented and tested.

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

The portion of revenue related to engineering and development is recognized ratably upon delivery of the goods or services pertaining to the underlying contractual arrangement or revenue is recognized as certain activities are performed by the Company over the estimated performance period.

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

Results of Operations

Three months ended September 30, 2011 compared with the three months ended September 30, 2010:

Revenue and Other income:

Our revenues for the three months ended September 30, 2011 and September 30, 2010 were $1,637,857 and $0, respectively.  This increase of $1,637,857 was the result of a $266,107 increase in commercial product sales and revenues and a $1,411,750 increase in engineering and development revenues as compared to the three months ended September 30, 2010.  The increase in commercial product sales and revenues consisted of sales attributable to our Tier Electronics Power Conversion Systems business which we acquired in January 2011.  Engineering and development revenues  for the 2011 period consisted primarily of revenue recognized under the Honam Collaboration agreement which is being recognized over the estimated performance period.

Other income for the three months ended September 30, 2011 reflects an increase in interest income of $4,899 compared to the three months ended September 30, 2010, due primarily to increasing investment balances.

Cost and Expenses and Other Expense:

Total costs and expenses for the three months ended September 30, 2011 and 2010 were $3,334,339 and $2,004,085, respectively. This increase of $1,330,254 in the three months ended September 30, 2011 was primarily due to the following factors:

●	$156,671 of costs of product sales during the 2011 period compared to $0 of costs of products sales during the 2010 period;

●	$481,107 of costs of engineering and development revenues during the 2011 period compared to $0 of costs of engineering and development revenues during the 2010 period;

●
Decrease in advanced engineering and development expenses of approximately $139,890 due to a decrease in the Company’s engineering and development activities for its next generation battery module and PECC systems;

●
Increase in selling, general, and administrative expenses of $599,268 due primarily to the inclusion of $280,000 related to Tier Electronics in the 2011 period, and  increases in legal fees related to the China Joint Venture and stock based compensation of $135,000 and $100,000, respectively;

●	Increase in depreciation and amortization expenses of $233,098 primarily due to the amortization of intangible assets related to the Tier acquisition beginning in January 2011.

Other expenses for the three months ended September 30, 2011 and 2010 consisted primarily of interest expenses of $59,668 and $32,007, respectively.

Income Taxes (Benefit):

During the three months ended September 30, 2011, we recorded a $70,000 benefit for income taxes which represents a pro rata estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2012 related to the qualified expenditures we incurred during the three months ended September 30, 2011.

Net Loss:

Our net loss for the three months ended September 30, 2011 decreased by $358,854 to $1,675,448 from the $2,034,302 net loss for the three months ended September 30, 2010.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and government and other research and development contracts.  Total paid in capital as of September 30, 2011 was $62,432,372 and $60,777,286 as of June 30, 2011.   We had a cumulative deficit of $57,019,131 as of September 30, 2011 compared to a cumulative deficit of $55,343,683 as of June 30, 2011.  At September 30, 2011 we had a working capital surplus of $268,129 compared to a June 30, 2011 working capital surplus of $712,109.  Our shareholders’ equity as of September 30, 2011 and June 30, 2011 was $4,140,720 and $4,156,510, respectively.  We expect capital expenditures for property and equipment during fiscal 2012 to approximate $2,000,000.

On August 30, 2010 we entered into an amended and restated securities purchase agreement (the “Socius Agreement”) with Socius CG II, Ltd. (“Socius”). Pursuant to the Socius Agreement we have the right over a term of two years, subject to certain conditions, to require Socius to purchase up to $10 million of redeemable subordinated debentures and/or shares of redeemable Series A preferred stock in one or more tranches.  The debentures bear interest at an annual rate of 10% and the shares of Series A preferred stock accumulate dividends at the same rate.  Both the debentures and the shares of Series A preferred stock are redeemable at our election at any time after the one year anniversary of issuance.  Neither the debentures nor the Series A preferred shares are convertible into common stock.  Shares of Series A preferred stock were authorized in November 2010.  Upon authorization, the outstanding debentures were automatically converted into shares of Series A preferred stock. Under the Socius Agreement, in connection with each tranche Socius is obligated to purchase that number of shares of our common stock equal in value to 135% of the amount of the tranche at a per share price equal to the closing bid price of the common stock on the trading day preceding our delivery of the tranche notice. Socius may pay for the shares it purchases at its option, in cash or with a secured promissory note. Our ability to submit a tranche notice is subject to certain conditions including that: (1) a registration statement covering our sale of shares of common stock to Socius in connection with the tranche is effective and (2) the issuance of such shares would not result in Socius and its affiliates beneficially owning more than 9.99% of our common stock.  As of September 30, 2011, there was approximately $5.1 million available on this facility.

During the three months ended September 30, 2011 we delivered a total of two tranche notices under the Socius Agreement pursuant to which Socius purchased from us $1,447,240 of preferred stock.   In connection with the tranches, Socius purchased 2,621,359 shares of common stock for a total purchase price of $1,953,775 and at a per share weighted average purchase price of $0.75. Socius paid for the shares of common stock it purchased with collateralized promissory notes maturing the later of four years or when we have redeemed all preferred stock issued by us to Socius under the Socius Agreement.

Our investment capital requirements will depend upon numerous factors, including our ability to control expenses, the progress of our engineering and development programs, the success of our marketing and sales efforts and our ability to obtain alternative funding sources such as government grants.  In order to actively manage financing risk, the board of directors has worked with management to carefully consider financing alternatives and to implement cost containment measures.  Actions taken by the board of directors and management in fiscal 2011 include: 1) execute an overall reduction in controllable expenses to preserve cash resources including continuing our revised non-employee director compensation policy under which fees are paid primarily with equity instead of cash; 2) actively pursue additional sources of capital to fund working capital and operating needs; 3) pursue government grant and federal stimulus package opportunities; 4) file a new $25 million universal shelf registration statement with the SEC as described in further detail below; and 5) pursue potential strategic transactions such as the Tier acquisition, Honam collaboration and China joint venture transaction through which we may grow our business and/or obtain non-dilutive financing.

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

Operating Activities

Our operating activities used net cash of $1,594,459 for the three months ended September 30, 2011.  Cash used in operations resulted from a net loss of $1,675,448 reduced by $614,892 in non-cash adjustments and increased by $533,903 in net changes to working capital.  Non-cash adjustments included $300,228 of stock based compensation expense, and $314,664 of depreciation and amortization expense.  Net changes in working capital was primarily due to an  increase in accounts receivable of $1,271,909 offset by an increase in accounts payable of $661,880.

Investing Activities

Our investing activities used net cash of $601,804 for the three months ended September 30, 2011, resulting from cash used for the purchase of property and equipment.

Financing Activities

Our financing activities provided net cash of $1,306,435 for the three months ended September 30, 2011.  Net cash provided by financing activities was comprised of $1,447,240 in proceeds from issuance of preferred stock under the Socius Agreement, offset by repayments of $75,501 of principal on bank loans and notes payable and $65,304 in common stock issuance costs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2011.

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

Changes in Internal Controls

During the period covered by this quarterly report on Form 10-Q, the Company has not made any changes to its internal control over financial reporting (as referred to in Paragraph 4(b) of the Certifications of the Company’s principal executive officer and principal financial officer included as exhibits 31.1 and 31.2 filed with this report) that have materially affected, or are reasonably likely to affect the Company’s internal control over financial reporting.

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

ZBB ENERGY CORPORATION

November 14, 2011	By:	/s/Eric C. Apfelbach
	Name:	Eric C. Apfelbach
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 14, 2011	By:	/s/ Will Hogoboom
	Name:	Will Hogoboom
	Title:	Chief Financial Officer
(Principal financial officer and
Principal accounting officer)

EXHIBIT INDEX
Item 15(c) Exhibits:

Exhibit No.	Description	Incorporated by Reference to

10.1	Joint Venture Agreement of Anhui MeiXin Store Energy Co., Ltd. by and between ZBB PowerSav Holdings Limited and Anhui Xinrui Investment Co., Ltd, dated August 30, 2011
10.2	Limited Liability Company Agreement of ZBB PowerSav Holdings Limited by and between ZBB Cayman Corporation and PowerSav, Inc., dated August 30, 2011
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files

38