Form 10-Q
period 2011-12-31
ZBB ENERGY CORP
filed 2012-02-09
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
or
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
(262) 253-9800
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of February 9, 2012
Common Stock, $.01 par value per share	41,055,079

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

ZBB ENERGY CORPORATION
Condensed Consolidated Balance Sheets

	December 31, 2011 (Unaudited)	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$1,680,543	$2,910,595
Accounts receivable, net	361,238	171,622
Inventories	2,737,483	1,662,850
Prepaid and other current assets	144,358	56,462
Refundable income tax credit	117,190	164,640
Total current assets	5,040,812	4,966,169
Long-term assets:
Property, plant and equipment, net	5,725,411	4,766,871
Investment in investee company	1,582,017	-
Intangible assets, net	1,508,119	1,811,507
Goodwill	803,079	803,079
Total assets	$14,659,438	$12,347,626

Liabilities and Equity
Current liabilities:
Bank loans and notes payable	$909,560	$779,088
Accounts payable	1,865,752	961,221
Accrued expenses	471,830	695,273
Deferred revenues	1,836,998	1,528,482
Accrued compensation and benefits	120,862	289,996
Total current liabilities	5,205,002	4,254,060
Long-term liabilities:
Bank loans and notes payable	3,654,717	3,937,056
Total liabilities	8,859,719	8,191,116

Equity
Series A preferred stock ($0.01 par value, $10,000 face value)
10,000,000 authorized, 575.1280 and 355.4678 issued, preference in liquidation of $6,133,947 and $3,715,470 as of December 31, 2011 and June 30, 2011, respectively	6,133,947	3,715,470
Common stock ($0.01 par value); 150,000,000 authorized
36,623,476 and 29,912,415 shares issued	359,324	299,124
Additional paid-in capital	65,268,044	60,777,286
Notes receivable - common stock	(6,124,890)	(3,707,799)
Treasury stock - 13,833 shares	(11,136)	(11,136)
Accumulated deficit	(59,749,441)	(55,343,683)
Accumulated other comprehensive loss	(1,584,961)	(1,572,752)
Total ZBB Energy Corporation Equity	4,290,887	4,156,510
Noncontrolling interest	1,508,832	-
Total equity	5,799,719	4,156,510
Total liabilities and equity	$14,659,438	$12,347,626

See accompanying notes to condensed consolidated financial statements

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Revenues
Product sales	$240,921	$49,742	$467,028	$49,742
Engineering and development	200,000	184,939	1,611,750	184,939
Total Revenues	440,921	234,681	2,078,778	234,681

Costs and Expenses
Cost of product sales	187,620	79,058	344,291	79,058
Cost of engineering and development	-	-	481,107	-
Advanced engineering and development	1,186,352	586,582	1,885,735	1,425,855
Selling, general, and administrative	1,421,690	1,278,261	3,099,687	2,356,989
Depreciation and amortization	410,595	85,178	729,776	171,261
Total Costs and Expenses	3,206,257	2,029,079	6,540,596	4,033,163

Loss from Operations	(2,765,336)	(1,794,398)	(4,461,818)	(3,798,482)

Other Income (Expense)
Equity in loss of investee company	(58,710)	-	(58,710)	-
Interest income	3,279	2,420	9,968	4,210
Interest expense	(58,823)	(46,869)	(118,491)	(78,876)
Other income	250	573	4,263	573
Total Other Income (Expense)	(114,004)	(43,876)	(162,970)	(74,093)

Loss before provision (benefit) for Income Taxes	(2,879,340)	(1,838,274)	(4,624,788)	(3,872,575)

Provision (benefit) for Income Taxes	(111,800)	-	(181,800)	-
Net loss	(2,767,540)	(1,838,274)	(4,442,988)	(3,872,575)
Net loss attributable to noncontrolling interest	37,230	-	37,230	-
Net Loss Attributable to ZBB Energy Corporation	$(2,730,310)	$(1,838,274)	$(4,405,758)	$(3,872,575)

Net Loss per share-
Basic and diluted	$(0.08)	$(0.09)	$(0.14)	$(0.22)

Weighted average shares-basic and diluted:
Basic	33,681,776	20,196,322	32,089,356	17,803,353
Diluted	33,681,776	20,196,322	32,089,356	17,803,353

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Changes in Equity (Unaudited)
	Number of Shares	Series A Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Notes Receivable - Common Stock		Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Comprehensive Loss

Balance: July 1, 2010			14,915,389	$149,155	$49,770,987	$	~~-~~	$(11,136)	$(46,894,677)	$(1,563,052)

Comprehensive Loss:
Net loss									(8,449,006)			$(8,449,006)
Net translation adjustment										(9,700)		(9,700)
Total Comprehensive Loss												$(8,458,706)
Issuance of common stock, net of costs and underwriting fees			13,123,929	131,239	9,137,291		$(3,529,644)
Issuance of commitment fee shares			893,097	8,930	579,306
Issuance of common stock for acquisition of net assets of Tier Electronics			800,000	8,000	912,000
Equity issuance costs			180,000	1,800	(833,840)
Conversion of debenture notes payable to preferred stock	52.4678	$524,678
Issuance of preferred stock, net of issuance costs	303.0000	3,030,000
Conversion of cash settled RSU's to stock settled RSU's					315,833
Stock-based compensation					866,512
Interest on notes receivable - common stock					178,155		(178,155)
Accretion of dividends on preferred stock		160,792			(160,792)
Issuance of warrants					11,834
Balance: June 30, 2011	355.4678	3,715,470	29,912,415	299,124	60,777,286		(3,707,799)	(11,136)	(55,343,683)	(1,572,752)

Comprehensive Loss:
Net loss									(4,405,758)		$(37,230)	$(4,442,988)
Net translation adjustment										(12,209)		(12,209)
Total Comprehensive Loss												$(4,455,197)
Issuance of preferred stock, net of issuance costs	219.6602	2,197,240	6,711,061	60,200	3,837,594		(2,187,330)
Stock-based compensation					644,640
Interest on notes receivable - common stock					229,761		(229,761)
Accretion of dividends on preferred stock		221,237			(221,237)
Issuance of subsidiary shares to noncontrolling interest											1,546,062
Balance: December 31, 2011	575.1280	$6,133,947	36,623,476	$359,324	$65,268,044		$(6,124,890)	$(11,136)	$(59,749,441)	$(1,584,961)	$1,508,832

See accompanying notes to condensed consolidated financial statements

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(4,442,988)	$(3,872,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	349,388	171,261
Amortization of intangible assets	380,388	-
Stock-based compensation	644,640	310,788
Equity in loss of investee company	58,710	-
Changes in assets and liabilities
Accounts receivable	(189,616)	6,879
Inventories	(1,151,633)	(69,854)
Prepaids and other current assets	(87,896)	(180,463)
Refundable income taxes	47,450	-
Accounts payable	904,531	143,363
Accrued compensation and benefits	(169,134)	(221,153)
Accrued expenses	(206,541)	(79,034)
Deferred revenues	308,516	214,511
Net cash used in operating activities	(3,554,185)	(3,576,277)
Cash flows from investing activities
Expenditures for property and equipment	(1,307,927)	(318,310)
Investment in investee company	(1,640,728)	-
Net cash used in investing activities	(2,948,655)	(318,310)
Cash flows from financing activities
Proceeds from bank loans and notes payable	-	1,300,000
Repayments of bank loans and notes payable	(151,867)	(219,501)
Proceeds from issuance of debenture notes payable	-	517,168
Proceeds from issuance of Series A preferred stock	2,197,240	490,000
Proceeds from issuance of Common Stock	1,887,398	1,174,187
Common stock issuance costs	(176,934)	-
Proceeds from noncontrolling interest	1,546,062
Net cash provided by financing activities	5,301,899	3,261,854
Effect of exchange rate changes on cash and cash equivalents	(29,111)	8,587
Net decrease in cash and cash equivalents	(1,230,052)	(624,146)
Cash and cash equivalents - beginning of period	2,910,595	1,235,635

Cash and cash equivalents - end of period	$1,680,543	$611,489

Cash paid for interest	$105,451	$26,749
Cash received for income tax credit	223,703	-

Supplemental non-cash investing and financing activities:
Conversion of debenture notes payable to Series A preferred stock	$-	$524,678
Issuance of common stock for discounted notes receivable	2,187,330	1,001,883
Issuance of common stock as consideration for equity issuance costs	-	683,634
Conversion of cash settled RSUs to stock settled RSUs	-	315,833
Issuance of warrants for purchase of property and equipment	-	11,834

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
December 31, 2011

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

ZBB Energy Corporation (“ZBB” or the “Company”) develops and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc bromide rechargeable electrical energy storage technology and proprietary power electronics systems.  A developer and manufacturer of modular, scalable and environmentally friendly power systems (“ZBB Enersystem™”), ZBB Energy was founded in 1998 and is headquartered in Wisconsin, USA with offices also located in Perth, Western Australia. As described in Note 2 in January 2011 the Company acquired substantially all of the net assets of Tier Electronics LLC and as described in Note 3 in December 2011 the Company contributed assets to ZBB Powersav Holdings Limited which contributed assets to a joint venture in China.

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

The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries, ZBB Technologies, Inc. and Tier Electronics LLC which operate manufacturing facilities in Menomonee Falls, Wisconsin, and ZBB Technologies, Ltd. which has its advanced engineering and development facility in Perth, Australia and its sixty percent owned subsidiary ZBB Powersav Holdings Limited located in Hong Kong which was formed in connection with the Company’s investment in the China Joint Venture.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the six month period ended December 31, 2011 are not necessarily indicative of the results that might be expected for the year ending June 30, 2012.
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

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable are stated net of an allowance for doubtful accounts of $80,000, as of December 31, 2011 and June 30, 2011.

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

Investment in Investee Company

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption ‘‘Equity in loss of investee company” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption ‘‘Investment in investee company’’ in the Company’s Consolidated Balance Sheets.

When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

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

Goodwill

Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized but reviewed for impairment annually as of June 30 each year or more frequently if events or changes in circumstances indicate that its carrying value may be impaired.  These conditions could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit.  The Company has determined that it has two reporting units – ZBB Energy Storage and Power Electronics Systems, and Tier Electronics Power Conversion Systems.

Testing for the impairment of goodwill involves a two-step process. The first step of the impairment test requires the comparing of a reporting units fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  Based on this method, the Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of December 31, 2011 and June 30, 2011.

Impairment of Long-Lived Assets

In accordance with FASB ASC topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were $0 and $219,213 long-lived assets impaired as of December 31, 2011 and June 30, 2011, respectively (see Note 6).

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

As of December 31, 2011 and June 30, 2011, included in the Company’s accrued expenses were $122,803 and $413,203, respectively, related to warranty obligations.  Such amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The following is a summary of accrued warranty activity:

	Six Months and Year Ended
	December 31, 2011	June 30, 2011

Beginning balance	$413,203	$520,000
Accruals for warranties during the period	-	176,662
Settlements during the perioid	(50,400)	(283,459)
Adjustments relating to preexisting warranties	(240,000)	-
Ending balance	$122,803	$413,203

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

Total revenues of $440,921 and $2,078,778 were recognized for the three and six months ended December 31, 2011, respectively, and were comprised of one significant customer (81% of total revenues).    Total revenues of $234,681 were recognized for both the three and six months ended December 31, 2010, and were comprised of two significant customers (100% of total revenues). The Company had one significant customer with an outstanding accounts receivable balance of $226,702 (82% of accounts receivable) and $171,622 (100% of accounts receivable) at December 31, 2011 and June 30, 2011, respectively.

Engineering and Development Revenues

On April 8, 2011, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which the Company agreed with Honam to collaborate on the further technical development of the Company’s third generation Zinc Bromide flow battery module (the “Version 3 Battery Module”).  Pursuant to the Collaboration Agreement, Honam is required to pay us a total of $3,000,000 dollars as follows:  (1) $1,000,000 within 10 days following the execution of the Collaboration Agreement (subsequently received on April 9, 2011); (2) $500,000 by June 30, 2011 (subsequently received on June 30, 2011); (3) $1,200,000 by October 10, 2011 (subsequently received on October 10, 2011) and (4) $300,000 within 10 days after a single V3 Battery Module test station  is set up at Honam’s research and development center.  The Company has recognized $2,300,000 as revenue as of December 31, 2011 based on performance milestones achieved and deferred the balance of $400,000 of the $1,000,000 upfront payment which is being recognized as certain activities are performed by the Company over the estimated 15 month performance period.  The unamortized balance of deferred revenue will be recognized over the estimated remaining performance period (6 months).  Pursuant to the Collaboration Agreement, the parties are required to negotiate a license agreement under which upon the completion of the collaboration project and the receipt by the Company of all payments due under the Collaboration Agreement, the Company shall grant to Honam: (1) a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and (2) non-exclusive rights to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.  In connection with such non-exclusive rights, Honam will be required to pay a royalty to the Company.

Included in engineering and development revenues were $200,000 and $1,600,000 respectively, for the three and six months ended December 31, 2011 related to the Collaboration Agreement.  Engineering and development costs related to the collaboration agreement totaled $0 and $481,107 for the three and six months ended December 31, 2011.  The financial statements for the three and six months ended December 31, 2010 did not include engineering and development revenue and costs related to the Collaboration Agreement.

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

The AEST agreement provided for a three year term under which the Commonwealth provided $2.6 million in project funding over several periods, totaling $1.35 million in year one, $1.01 million in year two and $0.24 million in year three, as certain development progress “milestones” were met by ZBB Technologies to the satisfaction of the Commonwealth.

The Company owns any assets, including battery storage systems, acquired with the funding from the contract.  The Company granted the government of Australia a free, non-exclusive license to intellectual property created in the project for their own internal use.

The Company fulfilled its obligations under the AEST agreement and received a final payment of $184,939 in December 2010 which was recognized as engineering and development revenues during the three months ended December 31, 2010.

As of December 31, 2011 and June 30, 2011, the Company had no unbilled amounts from engineering and development contracts. The Company received $437,408 and $971,949 in customer payments from engineering and development contract revenue,  representing deposits in advance of performance of the allowable work, as of December 31, 2011 and June 30, 2011, respectively.

Advanced Engineering and Development Expenses

The Company expenses advanced engineering and development costs as incurred. These costs consist primarily of labor, overhead, and materials to build prototype units, materials for testing, develop manufacturing processes and include consulting fees and other costs.

To the extent these costs are separately identifiable, incurred and funded by advanced engineering and development type agreements with outside parties; they are shown separately on the consolidated statements of operations as a “cost of engineering and development revenues.”

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

The Company compensates its outside directors primarily with restricted stock units (“RSUs”) rather than cash.  The RSUs were classified as liability awards as of June 30, 2010 because the RSUs were to be paid in cash upon vesting. On November 10, 2010, the June 30, 2010 RSUs were converted to stock based RSUs and were credited to additional paid-in capital. The grant date fair value of the restricted stock unit awards was determined using the closing stock price of the Company’s common stock on the day prior to the date of the grant, with the compensation expense amortized over the vesting period of restricted stock unit awards, net of estimated forfeitures.

The Company only recognizes expense to its statements of operations for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards. See Note 10.

Income Taxes

The Company records deferred income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of December 31, 2011 and June 30, 2011.

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

Foreign Currency

The Company uses the United States dollar as its functional and reporting currency, while the Australian dollar and Hong Kong dollar are the functional currencies of its foreign subsidiaries. Assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars at exchange rates that are in effect at the balance sheet date while equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which were applicable during the reporting period. Translation adjustments are accumulated in Accumulated Other Comprehensive Loss as a separate component of Equity in the consolidated balance sheets. No gain or loss on translation is included in the net loss.

Loss per Share

The Company follows the FASB ASC topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the six months ended December 31, 2011 and December 31, 2010 there were 7,711,897 and 5,547,719 of underlying options, restricted stock units and warrants that are excluded, respectively.

Concentrations of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains significant cash deposits primarily with three financial institutions, which at times may exceed insured limits. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit rating of these institutions as part of its investment strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to accelerated payment terms in current customer contracts and creditworthiness of the current customer base.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of bank loans and notes payable approximate fair value based on their terms which reflect market conditions existing as of December 31, 2011 and June 30, 2011.

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with the FASB ASC topic 220 “Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net currency translation adjustments applicable for three and six months ended December 31, 2011 and December 31, 2010 is presented as follows:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Net loss	$(2,767,540)	$(1,838,274)	$(4,442,988)	$(3,872,575)
Net translation adjustment	10,297	(4,229)	(12,209)	(23,668)
Comprehensive loss	$(2,757,243)	$(1,842,503)	$(4,455,197)	$(3,896,243)

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

The Company accounted for the acquisition using the purchase method under U.S. GAAP.  The purchase method requires that assets acquired and liabilities assumed in a business combination be recognized at fair value.  The Company finalized the purchase price allocation during the three month period ended December 31, 2011.  A summary of the allocation of the assets acquired and the liabilities assumed in connection with the acquisition based on their estimated fair values is as follows:

Cash and cash equivalents	$19,149
Accounts receivable	225,081
Inventories	772,932
Property and equipment	4,500
Other intangible assets	2,198,097
Accounts payable	(141,003)
Accrued expenses	(203,823)
Deferred revenue	(359,862)
Net assets acquired	$2,515,071

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

Other Intangible Assets

The Company acquired certain identifiable intangible assets as part of the transaction which included:  $310,888 in a non-compete agreement, $288,087 in a license agreement, and $1,599,122 in a trade secrets agreement.  The fair values of these intangibles were estimated based upon an income approach methodology. Critical inputs into the valuation model for these intangibles include estimations of expected revenue and attrition rates, expected operating margins and capital requirements.  The other intangible assets were assigned an estimated useful life of three years.

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

	Unaudited		Unaudited
	Three months ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenues	$440,921	$234,681	$2,078,778	$794,576
Loss from Operations	(2,765,336)	(1,871,595)	(4,461,818)	(4,011,697)
Net loss	$(2,730,310)	$(1,945,464)	$(4,405,758)	(4,144,573)

Net Loss per share-
Basic and diluted	$(0.08)	$(0.09)	$(0.14)	$(0.22)

Weighted average shares-basic and diluted:
Basic	33,681,776	20,996,322	32,089,356	18,603,353
Diluted	33,681,776	20,996,322	32,089,356	18,603,353

Pro forma information primarily reflects adjustments relating to interest on the promissory note and the amortization of the intangible assets acquired in the acquisition.

NOTE 3 – CHINA JOINT VENTURE

On August 30, 2011, the Company entered into agreements providing for establishment of a joint venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China (the “Joint Venture”).  Joint venture partners include PowerSav, Inc. (“Powersav”), AnHui Xinlong Electrical Co. and Wuhu Huarui Power Transmission & Transformation Engineering Co.  The Joint Venture was established upon receipt of certain governmental approvals from China which were received in November 2011.

The Joint Venture operates through a jointly-owned Chinese company located in Wuhu City, Anhui Province named Anhui Meineng Store Energy Co., Ltd. (“AHMN”).  AHMN intends to initially assemble and ultimately manufacture the Company’s products for sale in the power management industry on an exclusive basis in mainland China and on a non-exclusive basis in Hong Kong and Taiwan.

In connection with the Joint Venture, on August 30, 2011 the Company and certain of its subsidiaries entered into the following agreements:

● Joint Venture Agreement of Anhui Meineng Store Energy Co., Ltd. (the “China JV Agreement”) by and between ZBB PowerSav Holdings Limited, a Hong Kong limited liability company (“ Holdco”), and Anhui Xinrui Investment Co., Ltd, a Chinese limited liability company; and

● Limited Liability Company Agreement of ZBB PowerSav Holdings Limited by and between ZBB Cayman Corporation and PowerSav, Inc. (the “Holdco Agreement”).

In connection with the Joint Venture, upon establishment of AHMN, the Company and certain of its subsidiaries entered into the following agreements:

● Management Services Agreement by and between AHMN and Holdco (the “Management Services Agreement”);

● License Agreement by and between Holdco and AHMN (the “License Agreement”); and

● Research and Development Agreement by and between the Company and AHMN (the “Research and Development Agreement”).

Pursuant to the China JV Agreement, it is anticipated that AHMN  will be capitalized with approximately $13.6 million of equity capital.  The Company’s only capital contributions to the Joint Venture will be a contribution of technology to AHMN via the License Agreement and $200,000 in cash.  The Company’s indirect interest in AHMN equals approximately 33%.

The Company’s investment in AHMN will be made through Holdco, a holding company formed with PowerSav.  Pursuant to the Holdco Agreement, the Company agreed to contribute to Holdco technology via a license agreement with an agreed upon value of approximately $4.4 million and $200,000 in cash in exchange for a 60% equity interest and PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest.  The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011. For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and Powersav’s 40% interest in Holdco is included in the Company’s consolidated financial statements as a noncontrolling interest.  AHMN had a net loss from continuing operations and a net loss of $171,949 of which $58,710 is attributable to the investee on the Company’s condensed consolidated statements of operations (unaudited).

The Company has the right to appoint a majority of the members of the Board of Directors of Hong Kong Holdco and Hong Kong Holdco has the right to appoint a majority of the members of the Board of Directors of AHMN.

Pursuant to the Management Services Agreement Holdco will provide certain management services to the AHMN in exchange for a management services fee equal to five percent of AHMN’s net sales for the first five years and three percent of AHMN’s net sales for the subsequent three years.

Pursuant to the License Agreement, Holdco granted to AHMN (1) an exclusive royalty-free license to manufacture and distribute the Company’s ZBB Enerstore™, Zinc Bromide flow battery, version three (v3) battery (50KW) and ZBB Enersection™, POWR PECC (up to 250KW) (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.

Pursuant to the Research and Development Agreement, AHMN may request the Company to provide research and development services upon commercially reasonable terms and conditions.  AHMN would pay the Company’s fully-loaded costs and expense incurred in providing such services.

NOTE 4 - GOING CONCERN

The consolidated financial statements as of December 31, 2011 and for the six months then ended have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $4,405,758 for the six months ended December 31, 2011 and as of December 31, 2011 has an accumulated deficit of $59,749,441 and total ZBB Energy Corporation equity of $4,290,887.  The ability of the Company to meet its total liabilities of $8,859,719 and to continue as a going concern is dependent upon the availability of future funding and achieving profitability.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company believes, with the financing sources in place and with other potential financing sources, that it will be able to raise the capital necessary to fund operations through at least June 30, 2012.  The Company’s sources of additional capital in the year ending June 30, 2012 include the raising of additional capital pursuant to an agreement with Socius CG II, Ltd. (“Socius”), as described in Note 12. As of December 31, 2011, there was approximately $4.2 million of availability under this facility.  However, this facility places certain restrictions on our ability to draw on it.  For example, our ability to submit a tranche notice under the Socius Agreement is subject to certain conditions including that: (1) a registration statement covering our sale of shares of common stock to Socius in connection with the tranche is effective and (2) the issuance of such shares would not result in Socius and its affiliates beneficially owning more than 9.99% of our common stock.  These limitations have been carefully considered by the Company and notwithstanding such limitations management has successfully utilized this facility and believes it will continue to be able to do so.  As described in Note 12, during the three months ended December 31, 2011, the Company delivered a tranche notice to Socius pursuant to which Socius purchased $750,000 of Series A preferred stock.  However, there can be no assurances that unforeseen circumstances will not jeopardize the Company’s ability to draw on this and other potential financing sources.

Accordingly, the Company is currently exploring various alternatives including debt and equity financing vehicles, strategic partnerships, and/or government programs that may be available to the Company, as well as trying to generate additional sales and increase margins.  As described in Note 1, in April 2011, the Company entered into a Collaboration Agreement with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which during the nine months ended December 31, 2011 Honam paid the Company a total of $2.7 million.  Pursuant to the Collaboration Agreement Honam is required to pay an additional $300,000 within 10 days after a V3 single stack test station is set up at Honam’s research and development center.

As described in Note 12, in the six months ended December 31, 2011 the Company raised approximately $1.8 million through the sale of shares of Company common stock to certain investors. As described in Note 17, the Company raised approximately $2,895,000 through the sale of shares of Company stock to certain investors in February 2012.  However, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 5 - INVENTORIES

Inventories are comprised of the following as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
Raw materials	$1,737,214	$1,146,720
Work in progress	1,000,269	439,130
Total	$2,737,483	$1,585,850

NOTE 6– PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
Land	$217,000	$217,000
Building and improvements	3,334,131	2,559,266
Manufacturing equipment	4,336,065	2,901,912
Office equipment	302,499	217,074
Construction in process	150,623	1,215,400
Total, at cost	8,340,318	7,110,652
Less, accumulated depreciation	(2,614,907)	(2,343,781)
Property, Plant & Equipment, Net	$5,725,411	$4,766,871

During the year ended June 30, 2011, manufacturing equipment previously used in production and development activities were identified as impaired or had reached the end of their respective useful lives due to changing product and manufacturing technologies.  Upon write-down the manufacturing equipment and accumulated depreciation accounts were adjusted accordingly and $219,213 was charged to operations during the years ended June 30, 2011.  The adjustments were reported as impairment and other equipment charges.  For the three and six months ended December 31, 2011 the Company has not identified any equipment as impaired or having reached the end of its respective life.

NOTE 7– INTANGIBLE ASSETS

Intangible assets are comprised of the following as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
Non-compete agreement	$310,888	$300,000
License agreement	288,087	278,000
Trade secrets	1,599,122	1,543,922
Total, at cost	2,198,097	2,121,922
Less, accumulated amortization	(689,978)	(310,415)
Intangible Assets, Net	$1,508,119	$1,811,507

Estimated amortization expense for fiscal periods subsequent to December 31, 2011 are as follows:

2012	$363,475
2013	732,699
2014	411,945
	$1,508,119

NOTE 8 – GOODWILL

The Company acquired ZBB Technologies, Inc., a wholly-owned subsidiary, through a series of transactions in March 1996.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of December 31, 2011 and June 30, 2011.

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

NOTE 9 – BANK LOANS AND NOTES PAYABLE

The Company's debt consisted of the following as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
Bank loans and notes payable-current	$909,560	$779,088
Bank loans and notes payable-long term	3,654,717	3,937,056
Total	$4,564,277	$4,716,144

On January 21, 2011 the Company entered into a promissory note for $1,350,000 with TE Holdings Group, LLC in connection with the acquisition of the net assets of Tier Electronics LLC.  The promissory note is in the principal amount of $1,350,000 and bears interest at eight percent.  The principal balance of the note is payable in three equal installments of $450,000 on the first, second and third anniversaries of the promissory note.  Accrued interest is payable monthly. If the federal capital gains tax rate exceeds 15% and or the State of Wisconsin capital gains tax rate exceeds 5.425% at any time prior to the payment in full of the unpaid principal balance and accrued interest on the promissory note, then the principal amount of the promissory note (retroactive to January 21, 2011) shall be increased by an amount equal to the product of (a) the aggregate amount of federal and state capital gain realized by the Seller or Seller’s sole member, as applicable, in connection with the acquisition, multiplied by (b) the difference between (i) the combined federal and State of Wisconsin capital gains tax rate as of the date of calculation, minus (ii) the combined federal and State of Wisconsin capital gains tax rate of 20.425% as of January 21, 2011.  Any adjustment to the principal amount of the promissory note shall be effected by increasing the amount of the last payment due under the promissory note without affecting the next regularly scheduled payment(s) under the promissory note.  The loan was amended in January 2012.  The initial payment of $450,000 to be made on January 21, 2012 will be made in three equal installments of $150,000 on February 21, March 21 and April 7, 2012.  Interest will accrue and be paid monthly on the unpaid balance in accordance with the original agreement.  The outstanding principal balance was $1,350,000 at December 31, 2011 and June 30, 2011.

On April 7, 2010 the Company entered into a loan agreement for $1,300,000 with the Wisconsin Department of Commerce.  Payments of principal and interest under this loan are deferred until May 31, 2012.  The interest rate is 2%.  Payments of $22,800 per month are required starting June 1, 2012 with a final payment due on May 1, 2017.  Borrowings were not received until July 2010.  The loan is collateralized by the equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized.  The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement.  The outstanding principal balance was $1,300,000 at December 31, 2011 and June 30, 2011 respectively.

On July 1, 2009 the Company entered into a loan agreement to finance new production equipment.  The $156,000 bank note was collateralized by specific equipment, interest at 5.99%.  The note with a balance of $107,155 as of June 30, 2010 was paid off during June 2011.

On May 14, 2008 the Company entered into two loan agreements to refinance its building and land in Menomonee Falls, Wisconsin:

The first loan requires a fixed monthly payment of principal and interest at a rate of .25% below the prime rate, subject to a floor of 5% as of June 30, 2011 and 2010 with any principal balance due at maturity on June 1, 2018 and collateralized by the building and land.  The outstanding principal balance was $741,816 and $763,338 at December 31, 2011 and June 30, 2011, respectively.

The second loan is a secured promissory note guaranteed by the U.S. Small Business Administration, requiring monthly payments of principal and interest at a rate of 5.5% until May 1, 2028.   The outstanding principal balance was $779,729 and $794,074 at December 31, 2011 and June 30, 2011, respectively.  The loan is collateralized by a mortgage on the building and land.

On November 28, 2008 the Company entered into a loan agreement with a bank.  The note is collateralized by specific equipment, requiring monthly payments of $21,000 of principal and interest; rate equal to the prime rate subject to a floor of 4.25%; maturity date of July 1, 2012. The outstanding principal balance was $392,731 and $508,733 at December 31, 2011 and June 30, 2011, respectively.

An equipment loan with a balance of $48,900 as of June 30, 2010 was paid in full in November 2010.

Maximum aggregate annual principal payments for fiscal periods subsequent to December 31, 2011 are as follows:

2012	$626,570
2013	1,021,838
2014	815,883
2015	346,466
2016	356,327
2017 and thereafter	1,397,193
$4,564,277

The loan agreements with the bank require the Company to meet certain operating ratios.  The Company was not in compliance with such covenants as of December 31, 2011, for which a waiver was obtained from the bank on June 27, 2011 which waived the covenants through June 29, 2012.

NOTE 10 – EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

During the six months ended December 31, 2011 and 2010, the Company’s results of operations include compensation expense for stock options granted and restricted shares vested under its equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $644,640 and $310,788, based on the amortized grant date fair value of options during the six months ended December 31, 2011 and 2010, respectively.

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

On November 10, 2010, (1) a total of 511,143 RSUs were granted to the Company’s directors in payment of directors fees through November 2011 pursuant to the Company’s Director Compensation Policy, (2) a total of 574,242 RSUs previously issued to the Company’s directors pursuant to this policy and which provided for cash settlement were converted to stock settled RSUs, and (3) 315,000 RSUs were granted in total to a consultant and to the Company’s President and CEO.  On November 9, 2011, an additional 548,051 RSUs were granted to the Company’s directors in payment of directors fees through November 2012.

During the six months ended December 31, 2011 options to purchase 654,500 shares were granted to employees exercisable at prices from $0.59 to $1.16 and exercisable at various dates through December 2019.  As of December 31, 2011, an additional 991,064 shares are available to be issued under the Omnibus Plan.

On January 21, 2011, the Compensation Committee of the Company’s Board of Directors awarded inducement options to purchase a total of 750,000 shares of the Company’s common stock at an exercise price of $1.15 to certain members of management of Tier Electronics LLC.  The options vest as follows: (1) 420,000 will vest in three equal annual installments beginning on December 31, 2011 based on achievement of certain revenue targets, (2) 330,000 vest in three equal annual installments beginning on the one-year anniversary of the grant date.  At December 31, 2011, 140,000 of the 420,000 shares vested and 110,000 of the 330,000 shares vested on January 21, 2012.

During March 2011, the expiration date of 75,000 options held by a former director of the Company was extended from March 31, 2011 to April 30, 2011, and the expiration date of 125,000 options was extended from March 31, 2011 to December 31, 2011.  The Company recorded an expense of $45,676 in connection with these extensions.  At December 31, 2011, the remaining 125,000 options expired.

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorized the Board of Directors or a committee thereof to grant options to purchase up to a maximum of 1,500,000 shares to employees and directors of the Company.  No options were issued under the 2007 Plan during the six months ended December 31, 2011.  During the year ended June 30, 2011, 74,500 options were granted to employees at exercise prices from $0.46 to $0.64 and expiration dates from August 2018 to October 2018 and 150,189 options were forfeited.  As of December 31, 2011, there were no options available to be issued under the 2007 Plan.

During 2005, the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorized the board of directors or a committee thereof to grant options to employees and directors of the Company. The maximum number of options available to be granted in aggregate at any time under the 2005 Plan was the number equivalent to 5% of the total number of issued shares of the Company including all shares in underlying options under the Company’s stock option and incentive plans. No options were issued under the 2005 Plan during the six months ended December 31, 2011 and 2010.  At December 31, 2011, options to purchase 50,000 shares with an exercise price of $3.82 and an expiration date of June 20, 2012 were outstanding.  As of December 31, 2011, there were no options available to be issued under the 2005 Plan.

In 2002 the Company established the 2002 Stock Option Plan (the “SOP”) whereby a stock option committee was given the discretion to grant up to 579,107 options to purchase shares to key employees of the Company.  No options were issued under the 2002 Plan during the six months ended December 31, 2011 and 2010.  During the year ended June 30, 2011 there were 100,000 options forfeited.   At December 31, 2011 there were 375,000 options outstanding with exercise prices from $0.49 to $3.59 and exercise dates up to June 2018.  As of December 31, 2011, there were no options available to be issued under the SOP.

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

The Compensation Committee of the Company’s Board of Directors awarded two inducement option grants covering a total of 500,000 shares to the Company’s new Executive Vice President – Operations in November 2011, with an exercise price of $0.79 per share, which was the closing price of the Company’s common stock on the NYSE Amex on the date of his appointment.  100,000 of these options will vest based on the achievement of certain performance targets.  The remaining 400,000 of these options will vest over three years with the first one-third vesting on November 9, 2012 and the remaining two-thirds vesting in 24 equal monthly installments beginning in December 2012.

In aggregate for all plans, at December 31, 2011, the Company has a total of 4,144,303 options outstanding, 1,948,436 RSUs outstanding, and 991,064 shares available for future grant under the Omnibus Plan.

Information with respect to stock option activity under the employee and director plans is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Balance at July 1, 2010	2,316,992	$1.92
Options granted	1,230,500	1.02
Options forfeited	(150,189)	2.51
Options exercised	(75,000)	1.09
Balance at June 30, 2011	3,322,303	1.55
Options granted	1,154,500	0.84
Options forfeited	(332,500)	1.08
Balance at December 31, 2011	4,144,303	$1.39

The following table summarizes information relating to the stock options outstanding at December 31, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.46 to $1.69	3,619,303	6.8	$ 1.06	1,131,748	$ 1.22
$3.59 to $3.82	525,000	3.1	$ 3.61	525,000	$ 3.61
Balance at December 31, 2011	4,144,303	6.4	$ 1.39	1,656,748	$ 1.98

During the six months ended December 31, 2011 options to purchase 654,500 shares were granted to employees  exercisable at prices from $0.59 to $1.16 per share based on various service and performance based vesting terms from July 2011 through December 2014 and exercisable at various dates through December 2019. During the six months ended December 31, 2010 options to purchase 294,500 shares were granted to employees exercisable at prices from $0.46 to $0.64 per share based on various service and performance based vesting terms from August 2010 through November 2013 and exercisable at various dates through December 2018.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the six months ended December 31, using the Black-Scholes option-pricing model:

	2012	2011
Expected life of option (years)	2.5	2.5
Risk-free interest rate	.24 - .55%	.52-.685%
Assumed volatility	104 - 107%	62-114%
Expected dividend rate	0	0
Expected forfeiture rate	5.3 - 6.8%	0

Time-vested and performance-based stock awards, including stock options, restricted stock and restricted stock units, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

A summary of the status of unvested employee stock options as of December 31, 2011 and June 30, 2011 and changes during the six months and year ended, is presented below:

	Number of Options	Weighted-Average Grant Date Fair Value Per Share
Balance at July 1, 2010	987,500	$0.77
Granted	1,230,500	0.58
Vested	(476,526)	0.49
Forfeited	(6,250)	0.29
Balance at June 30, 2011	1,735,224	0.62
Granted	1,154,500	0.84
Vested	(194,669)	1.06
Forfeited	(332,500)	1.08
Balance at December 31, 2011	2,362,555	$0.99

Total fair value of options granted in the six months ended December 31, 2011 and 2010 was $576,618 and $107,689, respectively.  At December 31, 2011 there was $725,691 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next 3 years.

During the fourth quarter of fiscal 2010 the Company agreed to compensate its directors with restricted stock units (“RSUs”) rather than cash.  As a result included in accrued compensation and benefits at June 30, 2010 was $182,500 related to these awards. The RSUs were classified as liability awards because the RSUs were expected to be paid in cash upon vesting. These RSUs were converted to 574,242 stock settled RSUs in November 2010 and $182,500 was transferred from accrued compensation and benefits to additional paid-in capital.  The cash settled RSUs that were converted to stock settled RSUs were 100% vested upon conversion.  There were also $212,450 in directors’ fees expense and $7,000 in consulting fees expense settled with RSUs for the six months ended December 31, 2011.   As of December 31, 2011 there were 661,037 unvested RSUs outstanding which will vest through May 6, 2014.  At December 31, 2011 there was $577,498 in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized through May 6, 2014.  Vested RSUs are payable six months after the holder’s separation from service with the Company.

The table below summarizes the status of restricted stock unit balances:

	Number of Restricted Stock Units	Weighted-Average Valuation Price Per Unit
Conversion of cash settled RSUs	574,242	$0.55
RSUs granted	826,143	0.80
RSUs forfeited	-	-
Balance at June 30, 2011	1,400,385	0.70
RSUs granted	548,051	0.77
RSUs forfeited	-	-
Balance at December 31, 2011	1,948,436	$0.72

NOTE 11 - NON RELATED PARTY WARRANTS

At December 31, 2011 there were outstanding warrants to purchase 40,000 common shares issued by the Company to an equipment supplier in January 2011 exercisable at $0.56 per share and which expire in January 2014.  The fair value of the warrants was $11,834 and is included in the cost of the equipment.

At December 31, 2011 there were outstanding warrants to purchase 1,121,875 common shares acquired by certain purchasers of Company shares in March 2010 exercisable at $1.04 per share and which expire in September 2015.

At December 31, 2011 there were outstanding warrants to purchase 358,333 common shares acquired by certain purchasers of Company shares in August 2009 exercisable at $1.33 per share and which expire in August 2015.

At December 31, 2011 there were outstanding warrants to purchase 50,000 shares acquired by Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our United States public offering which are exercisable at $7.20 per share and which expire in June 2012.

At December 31, 2011 there are warrants to purchase 48,950 shares issued and outstanding to Strategic Growth International in connection with capital raising activities in 2007, with an expiration date of June 2012 and with an exercise price of $7.20.

Warrants to purchase 120,023 common shares acquired by Empire Financial Group, Ltd. in 2006 exercisable at $3.23 per share expired during September 2011.

The table below summarizes non-related party warrant balances:

	Number of Warrants	Weighted-Average Exercise Price Per Share
Balance at July 1, 2010	1,846,031	$1.76
Warrants granted	3,067,797	1.24
Warrants expired	-	-
Warrants exercised	(3,027,797)	(1.25)
Balance at June 30, 2011	1,886,031	1.73
Warrants granted (See Note 12)	4,132,553	0.53
Warrants expired	(266,873)	(3.56)
Warrants exercised (See Note 12)	(4,132,553)	(0.55)
Balance at December 31, 2011	1,619,158	$1.47

NOTE 12 – EQUITY

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

On January 12, 2011 the Company delivered the third tranche notice under the Socius Agreement pursuant to which on January 27, 2011 Socius purchased from the Company $2,020,000 of Series A preferred stock.  In connection with the tranche, (1) Socius purchased 1,934,042 shares of common stock for a total purchase price of $2,727,000 and at a per share purchase price of $1.41. As consideration for the Common Stock Socius purchased, Socius issued a collateralized promissory note maturing, the later of January 12, 2015 or when the Series A preferred shares are redeemed by the Company.  Management expects to redeem the Preferred Shares on January 17, 2015. The promissory note was recorded at a discount of $716,777 determined by discounting the promissory note at a rate of 10%.  The promissory note is included in the stockholders equity section of the Company’s condensed consolidated balance sheets because the promissory note was received in exchange for the issuance of common stock.

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

On November 16, 2011 the Company delivered the seventh tranche notice under the Socius Agreement pursuant to which on December 2, 2011 Socius purchased from the Company $750,000 of Series A preferred stock.  In connection with the tranche, (1) Socius purchased 1,511,194 shares of common stock for a total purchase price of $1,012,500 and at a per share purchase price of $0.67. As consideration for the Common Stock Socius purchased, Socius issued a collateralized promissory note maturing, the later of November 16, 2015 or when the Series A preferred shares are redeemed by the Company.  Management expects to redeem the Preferred Shares on November 30, 2015. The promissory note was recorded at a discount of $266,130 determined by discounting the promissory note at a rate of 10%.  The promissory note is included in the stockholders equity section of the Company’s condensed consolidated balance sheets because the promissory note was received in exchange for the issuance of common stock.

The Company’s accounting for the 2% notes receivable – common stock is to accrue interest on the discounted notes receivable at 10% as a credit to additional paid in capital.  The Company’s accounting for the Series A preferred stock is to accrete dividends at 10% as a charge to additional paid in capital.

In the event of liquidation, dissolution or winding up (whether voluntary or involuntary) of the Company, the holders of shares of Series A preferred stock shall be entitled to be paid the full amount payable on such shares upon the liquidation, dissolution or winding up of the corporation fixed by the Board of Directors with respect to such shares, if any, before any amount shall be paid to the holders of the Common Stock.  The liquidation preference of the outstanding Series A preferred stock was $6,133,947 and $3,715,470 as of December 31, 2011 and June 30, 2011, respectively.  Redemption or liquidation may be paid by application of the Socius notes receivable.

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

On December 13, 2011, the Company entered into Stock Purchase Agreements with a strategic investor previously known to the Company and certain Company officers and directors providing for the sale of a total of 1,167,340 shares of common stock for an aggregate purchase price of $875,505 at a price per share equal to $0.75 which was the closing price of the Company’s common stock on December 12, 2011.  On December 14, 2011, the Company entered into Stock Purchase Agreements with certain investors providing for the sale of a total of 1,425,000 shares of the Company’s common stock for an aggregate purchase price of $1,011,893 at a price per share of $0.7101 which was the closing price of the Company’s common stock on December 13, 2011.  The closing for both transactions took place on December 16, 2011.  The net proceeds to the Company after deducting $65,978 of offering costs were $1,821,420.

NOTE 13 – COMMITMENTS

Leasing Activities

The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expired October 31, 2011.  The rental rate was $75,596 per annum (A$72,431) and was subject to an annual CPI adjustment. Rent expense was $23,017 and $43,210 for the three months and six months ended December 31, 2011, respectively, and $18,763 and $39,355 for the three and six months ended December 31, 2010, respectively.  The Company renewed the lease on its Australian research and development facility through October 31, 2016 at rental rate of $95,855 per annum (A$95,000) subject to an annual CPI adjustment.  The Company also leases a building from an officer of its subsidiary, Tier Electronics LLC, who is also a shareholder and director, under a lease agreement expiring December 31, 2014.  The first year rental is $84,000 per annum and is subject to an annual CPI adjustment.  The rent expense for the three  and six months ended December 31, 2011 was $21,000 and $42,000, respectively.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.  The future payments required under the terms of the leases for fiscal periods subsequent to December 31, 2011are as follows:

2012	$91,642
2013	183,285
2014	141,285
2015	99,285
$515,497

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

NOTE 14 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $27,324 and $42,780 for the three and six months ended December 31, 2011, respectively.  Expenses under these plans were $12,548 and $22,404 for the three and six months ended December 31, 2010, respectively.

NOTE 15— INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Six months ended December 31,
	2011	2010
Current	$(181,800)	$-
Deferred	-	-
Provision (benefit) for income taxes	$(181,800)	$-

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of December 31, 2011 and 2010.

During the three and six months ended December 31, 2011, the Company recorded a $181,800 credit (benefit) for income taxes which represents a pro rata portion of an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2012 based on the qualified expenditures the Company incurred during the three and six months ended December 31, 2011. The Company recorded an estimated income tax refund receivable of $164,640 for the year ended June 30, 2011 for the estimated refund related to qualified expenditures during the year ended June 30, 2011, related to a refundable Australian research and development tax credit for the year ended June 30, 2011.  The Company recognized a refund of $415,315 for expenditures incurred during the year ended June 30, 2010 for a refund claim filed in March 2011.  The Company became aware of the refund opportunity in March 2011and as a result had not provided for a benefit during the six month period ended December 31, 2010.  The Company has provided a valuation allowance against all deferred income tax assets as it is more likely than not that its deferred income tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Six months ended December 31,
	2011	2010
Income tax benefit computed at the U.S. federal statutory rate	-34%	-34%
Australia research and development credit	-4	0
Change in valuation allowance	34	34
Total	-4%	0%

Significant components of the Company’s net deferred income tax assets as of December 31, 2011 and June 30, 2011 were as follows:

	December 31, 2011	June 30, 2011
Federal net operating loss carryforwards	14,920,208	$13,481,428
Federal - other	3,128	221,795
Wisconsin net operating loss carryforwards	1,762,387	1,544,877
Australia net operating loss carryforwards	1,485,393	1,560,010
Deferred income tax asset valuation allowance	(17,989,775)	(16,808,110)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $44 million as of December 31, 2011, that expire at various dates between June 30, 2015 and 2032.  The Company also has $600,000 in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization.  The Company has U.S. federal research and development tax credit carryforwards of approximately $48,000 as of December 31, 2011 that expire at various dates through June 30, 2030.  As of December 31, 2011, the Company has approximately $34 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2013 and 2027.  As of December 31, 2011, the Company also has approximately $4 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	Six Months Ended December 31, 2011	Year Ended June 30, 2011
Beginning balance	$219,500	$-
Additions based on tax positions related to the current period	-	219,500
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Lapses of statutes of limitations	-	-
Effect of foreign currency translation	(10,480)
Ending balance	$209,020	$219,500

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

The operating results for the two business segments are as follows:

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Revenues:
ZBB Energy Storage and Power Electronics Systems	$277,618	$234,681	$1,689,368	$234,681
Tier Electronics Power Conversion Systems	163,303	-	389,410	-
Total	$440,921	$234,681	$2,078,778	$234,681

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Loss from Operations:
ZBB Energy Storage and Power Electronics Systems	$(2,281,768)	$(1,794,398)	$(3,558,222)	$(3,798,482)
Tier Electronics Power Conversion Systems	(483,568)	-	$(903,596)	-
Total	$(2,765,336)	$(1,794,398)	$(4,461,818)	$(3,798,482)

The accounting policies of the business segments are the same as those for the consolidated Company.

Total assets for the two business segments are as follows:

	December 31, 2011	June 30, 2011
ZBB Energy Storage and Power Electronics Systems	$11,510,497	$10,161,151
Tier Electronics Power Conversion Systems	3,148,941	2,186,475
Total	$14,659,438	$12,347,626

NOTE 17 — SUBSEQUENT EVENTS

On January 31, 2012 and February 1, 2012 we entered into Stock Purchase Agreements with certain investors including certain members of the Company’s Board of Directors and management providing for the issuance of a total of 4,431,603 shares of the Company’s common stock for an aggregate purchase price of $3,165,000 at a weighted average price per share of $0.71.  The closing took place on February 7, 2012.  The net proceeds to the Company, after deducting approximately $270,000 of offering costs, were $2,895,000.

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

On January 21, 2011 (“Closing Date”), we entered into an Asset Purchase Agreement under which we acquired substantially all of the net assets of Tier Electronics LLC (“Seller”) used in connection with the Seller’s business of developing, manufacturing, marketing and selling power electronics products for and to original equipment manufacturers in various industries.  The purchase price was comprised of (1) a $1.35 million promissory note issued by the Company, (2) 800,000 shares of the Company’s common stock, and (3) payment of approximately $245,000 of Seller’s obligations.  The promissory note is in the principal amount of $1,350,000 and bears interest at a fixed annual rate equal to eight percent.  The principal balance of the note is payable in three equal installments of $450,000 on the first, second and third anniversaries of the Closing Date.  Accrued interest is payable monthly.  If the federal capital gains tax rate exceeds 15% and or the State of Wisconsin capital gains tax rate exceeds 5.425% at any time prior to the payment in full of the unpaid principal balance and accrued interest on the promissory note, then the principal amount of the promissory note (retroactive to January 21, 2011) shall be increased by an amount equal to the product of (a) the aggregate amount of federal and state capital gain realized by the Seller or Seller’s sole member, as applicable, in connection with the acquisition, multiplied by (b) the difference between (i) the combined federal and State of Wisconsin capital gains tax rate as of the date of calculation, minus (ii) the combined federal and State of Wisconsin capital gains tax rate of 20.425% as of January 21, 2011.  Any adjustment to the principal amount of the promissory note shall be effected by increasing the amount of the last payment due under the promissory note without affecting the next regularly scheduled payment(s) under the promissory note.   The loan was amended in January 2012.  The initial payment of $450,000 to be made on January 21, 2012 will be made in three equal installments of $150,000 on February 21, March 21 and April 7, 2012.  Interest will accrue and be paid monthly on the unpaid balance in accordance with the original agreement.   Tier Electronics LLC operates as a wholly-owned subsidiary of the Company.

On April 8, 2011, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which we agreed with Honam to collaborate on the further technical development of our third generation ZBB Enerstore™, Zinc Bromide flow battery module (the “Version 3 Battery Module”).  Pursuant to the Collaboration Agreement, Honam is required to pay us a total of $3 million dollars as follows: (1) $1 million within 10 days following execution of the Collaboration Agreement (subsequently received on April 19, 2011); (2) $500,000 by June 30, 2011 (subsequently received on June 30, 2011); (3) $1.2 million by October 10, 2011 (subsequently received on October 10, 2011) and (4) $300,000 within 10 days after a single Version 3 Battery Module test station is set up at Honam’s research and development center.  Pursuant to the Collaboration Agreement, the parties are required to negotiate a license agreement under which upon the completion of the collaboration project and the receipt by the Company of all payments due under the Collaboration Agreement, the Company shall grant to Honam: (1) a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and (2) non-exclusive rights to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.  In connection with such non-exclusive rights, Honam is required to pay a royalty to the Company.

On August 30, 2011, the Company entered into agreements providing for establishment of a joint venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China (the “Joint Venture”).  Joint venture partners include PowerSav, Inc. (Powersav)., AnHui Xinlong Electrical Co. and Wuhu Huarui Power Transmission & Transformation Engineering Co.

The Joint Venture was established upon receipt of certain governmental approvals from China which were received in November 2011. The Joint Venture operates through a jointly-owned Chinese company located in Wuhu City, Anhui Province named Anhui Meineng Store Energy Co., Ltd. (the “JV Company”).  The JV Company will initially assemble and ultimately manufacture the Company’s products for sale in the power management industry on an exclusive basis in mainland China and on a non-exclusive basis in Hong Kong and Taiwan.

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

In connection with the Joint Venture, upon establishment of the JV Company, the Company and certain of its subsidiaries entered into the following agreements:

● Management Services Agreement by and between the JV Company and Hong Kong Holdco (the “Management Services Agreement”);

● License Agreement by and between Hong Kong Holdco and the JV Company (the “License Agreement”); and

● Research and Development Agreement by and between the Company and the JV Company (the “Research and Development Agreement”).

Pursuant to the China JV Agreement, the JV Company is capitalized with approximately $13.6 million of equity capital.  The Company’s only capital contribution to the Joint Venture is a contribution of technology to the JV Company via the License Agreement and $200,000 in cash.  The Company’s indirect interest in the JV Company equals approximately 33%.

The Company’s investment in the JV Company was made through Hong Kong Holdco, a holding company formed with PowerSav and to which the Company will make a cash capital contribution of $200,000 ($100,000 contribution made on December 1, 2011).  The Company owns 60% of Hong Kong Holdco’s equity interests.  The Company has the right to appoint a majority of the members of the Board of Directors of Hong Kong Holdco and Hong Kong Holdco has the right to appoint a majority of the members of the Board of Directors of the JV Company.

Pursuant to the Management Services Agreement Hong Kong Holdco provides certain management services to the JV Company in exchange for a management services fee equal to five percent of the JV Company’s net sales for the first five years and three percent of the JV Company’s net sales for the subsequent three years.

Pursuant to the License Agreement, Hong Kong Holdco has granted to the JV Company (1) an exclusive royalty-free license to manufacture and distribute the Company’s ZBB Enerstore™, Zinc Bromide flow battery, version three (v3) battery (50KW) and ZBB Enersection™, POWR PECC (up to 250KW) (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.

Pursuant to the Research and Development Agreement, the JV Company may request the Company to provide research and development services upon commercially reasonable terms and conditions.  The JV Company would pay the Company’s fully-loaded costs and expenses incurred in providing such services.

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

Investment in Investee Company

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the Investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the Investee company. Under the equity method of accounting, an Investee company’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Operations; however, the Company’s share of the earnings or losses of the Investee company is reflected in the caption ‘‘Equity in loss of investee company” in the Consolidated Statements of Operations. The Company’s carrying value in an equity method Investee company is reflected in the caption ‘‘Investment in investee company’’ in the Company’s Consolidated Balance Sheets.

When the Company’s carrying value in an equity method Investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the Investee company or has committed additional funding. When the Investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

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

Results of Operations

Three months ended December 31, 2011 compared with the three months ended December 31, 2010:

Revenue and Other income:

Our revenues for the three months ended December 31, 2011 and December 31, 2010 were $440,921 and $234,681, respectively.  This increase of $206,240 was the result of a $191,179 increase in commercial product sales and revenues and a $15,061 increase in engineering and development revenues as compared to the three months ended December 31, 2010.  The increase in commercial product sales and revenues principally consisted of sales attributable to our Tier Electronics Power Conversion Systems business which we acquired in January 2011.  Engineering and development revenues for the 2011 period consisted primarily of revenue recognized under the Honam Collaboration agreement which is being recognized over the estimated performance period through March 2012.  Engineering and development revenues for the 2010 period consisted of the final revenues under the AEST project.

Other income for the three months ended December 31, 2011 reflects an increase in interest income of $859 compared to the three months ended December 31, 2010, due primarily to increased investment balances.

Cost and Expenses and Other Expense:

Total costs and expenses for the three months ended December 31, 2011 and 2010 were $3,206,257 and $2,029,079, respectively. This increase of $1,177,178 in the three months ended December 31, 2011 was primarily due to the following factors:

●	$187,620 of costs of product sales during the fiscal 2012 period compared to $79,058 of costs of products sales during the fiscal 2011 period;

●
Increase in advanced engineering and development expenses of approximately $599,770 due to an increase in the Company’s engineering and development activities for its next generation battery module and PECC systems;

●
Increase in selling, general, and administrative expenses of $143,429 due primarily to the inclusion of $257,407 related to Tier Electronics in the fiscal 2012 period partially offset by decreases in various expenses;

●	Increase in depreciation and amortization expenses of $325,417 primarily due to the amortization of intangible assets related to the Tier acquisition beginning in January 2011.

Other expenses for the three months ended December 31, 2011 and 2010 consisted primarily of interest expenses of $58,823 and $46,869, respectively, and a $58,710 equity in loss of investee company.

Income Taxes (Benefit):

During the three months ended December 31, 2011, we recorded a $111,800 benefit for income taxes which represents a pro rata estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2012 related to the qualified expenditures we incurred during the three months ended December 31, 2011.

Net Loss:

Our net loss for the three months ended December 31, 2011 increased by $892,036 to $2,730,310 from the $1,838,274 net loss for the three months ended December 31, 2010.

Six months ended December 31, 2011 compared with the six months ended December 31, 2010:

Revenue and Other income:

Our revenues for the six months ended December 31, 2011 and December 31, 2010 were $2,078,778 and $234,681, respectively.  This increase of $1,844,097 was the result of a $417,286 increase in commercial product sales and revenues and a $1,426,811 increase in engineering and development revenues as compared to the six months ended December 31, 2010.  The increase in commercial product sales and revenues consisted of sales principally attributable to our Tier Electronics Power Conversion Systems business which we acquired in January 2011.  Engineering and development revenues for the 2011 period consisted primarily of revenue recognized under the Honam Collaboration agreement which is being recognized over the estimated performance period through March 2012.  Engineering and development revenues for the 2010 period consisted of the final revenues under the AEST project.

Other income for the six months ended December 31, 2011 reflects an increase in interest income of $5,758 compared to the six months ended December 31, 2010, due primarily to increasing investment balances.

Cost and Expenses and Other Expense:

Total costs and expenses for the six months ended December 31, 2011 and 2010 were $6,540,596 and $4,033,163, respectively. This increase of $2,507,433 in the six months ended December 31, 2011 was primarily due to the following factors:

●	$344,291 of costs of product sales during the fiscal 2012 period compared to $79,058 of costs of products sales during the fiscal 2011 period;

●	$481,107 of costs of engineering and development revenues during the fiscal 2012 period compared to $0 of costs of engineering and development revenues during the fiscal 2011 period;

●
Increase in advanced engineering and development expenses of approximately $460,000 due to an increase in the Company’s engineering and development activities for its next generation Enerstore battery module and Enersection PECC systems;

●
Increase in selling, general, and administrative expenses of $742,698 due primarily to the inclusion of $537,203 related to Tier Electronics in the fiscal 2012 period, and an  increase in stock based compensation of $323,000 partially offset by decreases in other expenses;

●	Increase in depreciation and amortization expenses of $558,515 primarily due to the amortization of intangible assets related to the Tier acquisition beginning in January 2011.

Other expenses for the six months ended December 31, 2011 and 2010 consisted primarily of interest expenses of $118,491 and $78,876, respectively, and a $58,710 equity in loss of investee company.

Income Taxes (Benefit):

During the six months ended December 31, 2011, we recorded a $181,800 benefit for income taxes which represents a pro rata estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2012 related to the qualified expenditures we incurred during the six months ended December 31, 2011.

Net Loss:

Our net loss for the six months ended December 31, 2011 increased by $533,183 to $4,405,758 from the $3,872,575 net loss for the six months ended December 31, 2010.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and government and other research and development contracts.  Total paid in capital as of December 31, 2011 was $65,268,044 and $60,777,286 as of June 30, 2011.   We had a cumulative deficit of $59,749,441 as of December 31, 2011 compared to a cumulative deficit of $55,343,683 as of June 30, 2011.  At December 31, 2011 we had a working capital deficit of $164,190 compared to a June 30, 2011 working capital surplus of $712,109.  Our total equity as of December 31, 2011 and June 30, 2011 was $5,799,719 and $4,156,510, respectively.  We expect capital expenditures for property and equipment during fiscal 2012 to approximate $2,000,000.

On August 30, 2010 we entered into an amended and restated securities purchase agreement (the “Socius Agreement”) with Socius CG II, Ltd. (“Socius”). Pursuant to the Socius Agreement we have the right over a term of two years, subject to certain conditions, to require Socius to purchase up to $10 million of redeemable subordinated debentures and/or shares of redeemable Series A preferred stock in one or more tranches.  The debentures bear interest at an annual rate of 10% and the shares of Series A preferred stock accumulate dividends at the same rate.  Both the debentures and the shares of Series A preferred stock are redeemable at our election at any time after the one year anniversary of issuance.  Neither the debentures nor the Series A preferred shares are convertible into common stock.  Shares of Series A preferred stock were authorized in November 2010.  Upon authorization, the outstanding debentures were automatically converted into shares of Series A preferred stock. Under the Socius Agreement, in connection with each tranche Socius is obligated to purchase that number of shares of our common stock equal in value to 135% of the amount of the tranche at a per share price equal to the closing bid price of the common stock on the trading day preceding our delivery of the tranche notice. Socius may pay for the shares it purchases at its option, in cash or with a secured promissory note. Our ability to submit a tranche notice is subject to certain conditions including that: (1) a registration statement covering our sale of shares of common stock to Socius in connection with the tranche is effective and (2) the issuance of such shares would not result in Socius and its affiliates beneficially owning more than 9.99% of our common stock.  As of December 31, 2011, there was approximately $4.2 million available on this facility.  This facility expires in August 2012.

During the three months ended December 31, 2011 we delivered a total of one tranche notice under the Socius Agreement pursuant to which Socius purchased from us $750,000 of preferred stock.   In connection with the tranches, Socius purchased 1,511,194 shares of common stock for a total purchase price of $1,012,500 and at a per share weighted average purchase price of $0.50. Socius paid for the shares of common stock it purchased with collateralized promissory notes maturing the later of four years or when we have redeemed all preferred stock issued by us to Socius under the Socius Agreement.

On December 13, 2011, the Company entered into Stock Purchase Agreements with a strategic investor previously known to the Company and certain Company officers and directors providing for the sale of a total of 1,167,340 shares of common stock for an aggregate purchase price of $875,505 at a price per share equal to $0.75 which was the closing price of the Company’s common stock on December 12, 2011.  On December 14, 2011, the Company entered into Stock Purchase Agreements with certain investors providing for the sale of a total of 1,425,000 shares of the Company’s common stock for an aggregate purchase price of $1,011,893 at a price per share of $0.7101 which was the closing price of the Company’s common stock on December 13, 2011.  The closing for both transactions took place on December 16, 2011.  The net proceeds to the Company after deducting $65,978 of offering costs were $1,821,420.

Our investment capital requirements will depend upon numerous factors, including our ability to control expenses, the progress of our engineering and development programs, the success of our marketing and sales efforts and our ability to obtain alternative funding sources such as government grants.  In order to actively manage financing risk, the board of directors has worked with management to carefully consider financing alternatives and to implement cost containment measures.  Actions taken by the board of directors and management in fiscal 2012 include: 1) actively pursue additional sources of capital to fund working capital and operating needs; 2) pursue government grant and federal stimulus package opportunities; 3) file a new $25 million universal shelf registration statement with the SEC as described in further detail below; and 4) pursue potential strategic transactions such as the Tier acquisition, Honam collaboration and China joint venture transaction through which we may grow our business and/or obtain non-dilutive financing.

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

Following the end of the period covered by this quarterly report on Form 10-Q, on January 30, 2012 and February 1, 2012 we entered into Stock Purchase Agreements with certain investors including certain members of the Company’s Board of Directors and management providing for the issuance of a total of 4,431,603 shares of the Company’s common stock for an aggregate purchase price of $3,165,000 at a weighted average price per share of $0.71.  The closing took place on February 7, 2012.  The net proceeds to the Company, after deducting $270,000 of offering costs, were $2,895,000.

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

Operating Activities

Our operating activities used net cash of $3,696,608 for the six months ended December 31, 2011.  Cash used in operations resulted from a net loss of $4,442,988 reduced by $1,433,126 in non-cash adjustments and increased by $544,323 in net changes to working capital.  Non-cash adjustments included $644,640 of stock based compensation expense, and $729,776 of depreciation and amortization expense.  Net changes in working capital was primarily due to an increase in inventories of $1,151,633 offset by an increase in accounts payable of $904,531.

Investing Activities

Our investing activities used net cash of $2,806,232 for the six months ended December 31, 2011, resulting from cash used for the purchase of property and equipment and the Company’s investment in the China joint venture company.

Financing Activities

Our financing activities provided net cash of $5,301,899 for the six months ended December 31, 2011.  Net cash provided by financing activities was comprised of $2,197,240 in proceeds from issuance of preferred stock under the Socius Agreement, $1,877,398 in proceeds from the issuance of common stock, and $1,546,062 in proceeds from the noncontrolling interest offset by repayments of $151,867 of principal on bank loans and notes payable and $176,934 in common stock issuance costs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2011.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZBB ENERGY CORPORATION

February 9, 2012	By:	/s/Eric C. Apfelbach
	Name:	Eric C. Apfelbach
	Title:	Chief Executive Officer
(Principal Executive Officer)

February 9, 2012	By:	/s/ Will Hogoboom
	Name:	Will Hogoboom
	Title:	Chief Financial Officer
(Principal financial officer and
Principal accounting officer)

EXHIBIT INDEX
Item 15(c) Exhibits:

Exhibit No.	Description	Incorporated by Reference to

10.1
Anhui Meineng Store Energy Co., Ltd. Supplemental Agreement to the Joint Venture Agreement by and between ZBB PowerSav Holdings Limited and Anhui Xinlong Investment Management Co., Ltd, dated November 15, 2011

10.2	License Agreement by and between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store Energy Co., Ltd., dated November 11, 2011
10.3	Management Services Agreement by and between ZBB Powersav Holdings Ltd. and Anhui Meineng Store Energy Co., Ltd., dated November 11, 2011.
10.4	Offer letter between ZBB Energy Corporation and Charles Stankiewicz dated November 3, 2011
10.5	Form of Nonstatutory Option Agreements issued on November 9, 2011 to Charles Stankiewicz
10.6	Form of Stock Purchase Agreement, dated December 13, 2011	Current Report on Form 8-K filed on December 15, 2011
10.7	Form of Stock Purchase Agreement, dated December 14, 2011	Current Report on Form 8-K filed on December 15, 2011
10.8	Placement Agency Agreement between ZBB Energy Corporation and MDB Capital Group, LLC, dated December 14, 2011	Current Report on Form 8-K filed on December 15, 2011
10.9	Form of Registration Rights Agreement, dated December 13, 2011
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files