Form 10-Q
period 2012-03-31
ZBB ENERGY CORP
filed 2012-05-07
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 7, 2012
Common Stock, $.01 par value per share	41,055,079

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

ZBB ENERGY CORPORATION
Condensed Consolidated Balance Sheets

	March 31, 2012 (Unaudited)	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$906,765	$2,910,595
Accounts receivable, net	565,289	171,622
Inventories	2,255,840	1,662,850
Prepaid and other current assets	167,509	56,462
Refundable income tax credit	157,173	164,640
Total current assets	4,052,576	4,966,169
Long-term assets:
Property, plant and equipment, net	5,791,033	4,766,871
Deferred offering and financing costs	93,579	-
Investment in investee company	1,530,010	-
Intangible assets, net	1,325,620	1,811,507
Goodwill	803,079	803,079
Total assets	$13,595,897	$12,347,626

Liabilities and Equity
Current liabilities:
Bank loans and notes payable	$1,126,832	$779,088
Accounts payable	1,745,704	961,221
Accrued expenses	476,118	695,273
Deferred revenues	1,637,122	1,528,482
Accrued compensation and benefits	188,829	289,996
Total current liabilities	5,174,605	4,254,060
Long-term liabilities:
Bank loans and notes payable	3,060,039	3,937,056
Total liabilities	8,234,644	8,191,116

Equity
Series A preferred stock ($0.01 par value, $10,000 face value)
10,000,000 authorized, 575.1280 and 355.4678 issued, preference in liquidation of $6,283,517 and $3,715,470 as of March 31, 2012 and June 30, 2011, respectively	6,283,517	3,715,470
Common stock ($0.01 par value); 150,000,000 authorized
41,055,079 and 29,912,415 shares issued as of	410,551	299,124
March 31, 2012 and June 30, 2011, respectively
Additional paid-in capital	68,334,658	60,777,286
Notes receivable - common stock	(6,273,043)	(3,707,799)
Treasury stock - 0 and 13,833 shares, respectively	-	(11,136)
Accumulated deficit	(63,222,326)	(55,343,683)
Accumulated other comprehensive loss	(1,586,927)	(1,572,752)
Total ZBB Energy Corporation Equity	3,946,430	4,156,510
Noncontrolling interest	1,414,823	-
Total equity	5,361,253	4,156,510
Total liabilities and equity	$13,595,897	$12,347,626

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Revenues
Product sales	$929,925	$205,971	$1,396,953	$255,713
Engineering and development	715,366	-	2,327,116	184,939
Total Revenues	1,645,291	205,971	3,724,069	440,652

Costs and Expenses
Cost of product sales	752,330	221,463	1,096,621	300,521
Cost of engineering and development	517,414	-	998,521	-
Advanced engineering and development	2,073,651	1,311,994	3,959,386	2,737,849
Selling, general, and administrative	1,446,038	1,425,886	4,545,725	3,782,875
Depreciation and amortization	406,046	220,485	1,135,822	391,746
Total Costs and Expenses	5,195,479	3,179,828	11,736,075	7,212,991

Loss from Operations	(3,550,188)	(2,973,857)	(8,012,006)	(6,772,339)

Other Income (Expense)
Equity in loss of investee company	(702)	-	(59,412)	-
Interest income	2,842	2,021	12,810	6,231
Interest expense	(56,503)	(76,953)	(174,994)	(155,829)
Other income	-	-	4,263	573
Total Other Income (Expense)	(54,363)	(74,932)	(217,333)	(149,025)

Loss before provision (benefit) for Income Taxes	(3,604,551)	(3,048,789)	(8,229,339)	(6,921,364)

Provision (benefit) for Income Taxes	(37,657)	(180,000)	(219,457)	(180,000)
Net loss	(3,566,894)	(2,868,789)	(8,009,882)	(6,741,364)
Net loss attributable to noncontrolling interest	94,009	-	131,239	-
Net Loss Attributable to ZBB Energy Corporation	$(3,472,885)	$(2,868,789)	$(7,878,643)	$(6,741,364)

Net Loss per share-
Basic and diluted	$(0.09)	$(0.12)	$(0.23)	$(0.33)

Weighted average shares-basic and diluted:
Basic	39,543,145	24,384,459	34,555,882	20,343,159
Diluted	39,543,145	24,384,459	34,555,882	20,343,159

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Changes in Equity (Unaudited)
	Number of Shares	Series A Preferred Stock	Number of Shares	Common Stock	Additional Paid-in Capital	Notes Receivable - Common Stock	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest	Comprehensive Loss

Balance: July 1, 2010			14,915,389	$149,155	$49,770,987		$(11,136)	$(46,894,677)	$(1,563,052)

Comprehensive Loss:
Net loss								(8,449,006)			$(8,449,006)
Net translation adjustment									(9,700)		(9,700)
Total Comprehensive Loss											$(8,458,706)
Issuance of common stock, net of costs and underwriting fees			13,123,929	131,239	9,137,291	$(3,529,644)
Issuance of commitment fee shares			893,097	8,930	579,306
Issuance of common stock for acquisition of net assets of Tier Electronics			800,000	8,000	912,000
Equity issuance costs			180,000	1,800	(833,840)
Conversion of debenture notes payable to preferred stock	52.4678	$524,678
Issuance of preferred stock, net of issuance costs	303.0000	3,030,000
Conversion of cash settled RSU's to stock settled RSU's					315,833
Stock-based compensation					866,512
Interest on notes receivable - common stock					178,155	(178,155)
Accretion of dividends on preferred stock		160,792			(160,792)
Issuance of warrants					11,834
Balance: June 30, 2011	355.4678	3,715,470	29,912,415	299,124	60,777,286	(3,707,799)	(11,136)	(55,343,683)	(1,572,752)

Comprehensive Loss:
Net loss								(7,878,643)		$(131,239)	$(8,009,882)
Net translation adjustment									(14,175)		(14,175)
Total Comprehensive Loss											$(8,024,057)
Issuance of preferred stock, net of issuance costs	219.6602	2,197,240	11,156,497	111,566	6,643,182	(2,187,330)
Stock-based compensation					918,080
Retirement of treasury shares			(13,833)	(139)	(10,997)		11,136
Interest on notes receivable - common stock					377,914	(377,914)
Accretion of dividends on preferred stock		370,807			(370,807)
Issuance of subsidiary shares to noncontrolling interest										1,546,062
Balance: March 31, 2012	575.1280	$6,283,517	41,055,079	$410,551	$68,334,658	$(6,273,043)	-	$(63,222,326)	$(1,586,927)	$1,414,823

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(8,009,882)	$(6,741,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	572,935	258,088
Amortization of intangible assets	562,887	133,658
Stock-based compensation	918,080	602,003
Equity in loss of investee company	59,412	-
Changes in assets and liabilities
Accounts receivable	(393,667)	56,737
Inventories	(669,990)	(337,621)
Prepaids and other current assets	(111,047)	59,742
Refundable income taxes	7,467	(180,000)
Accounts payable	784,483	68,853
Accrued compensation and benefits	(101,167)	(140,851)
Accrued expenses	(217,668)	35,333
Deferred revenues	108,640	245,587
Net cash used in operating activities	(6,489,517)	(5,939,835)
Cash flows from investing activities
Expenditures for property and equipment	(1,597,097)	(772,892)
Acquisition of business, net of cash acquired	-	(225,922)
Investment in investee company	(1,589,422)	-
Net cash used in investing activities	(3,186,519)	(998,814)
Cash flows from financing activities
Proceeds from bank loans and notes payable	-	1,300,000
Repayments of bank loans and notes payable	(529,273)	(306,744)
Proceeds from issuance of debenture notes payable	-	517,168
Proceeds from issuance of Series A preferred stock	2,197,240	3,030,000
Proceeds from issuance of common stock	5,052,401	3,077,582
Common stock issuance costs	(484,983)	-
Deferred offering and financing costs	(93,579)
Proceeds from noncontrolling interest	1,546,062	-
Net cash provided by financing activities	7,687,868	7,618,006
Effect of exchange rate changes on cash and cash equivalents	(15,662)	9,545
Net (increase) decrease in cash and cash equivalents	(2,003,830)	688,902
Cash and cash equivalents - beginning of period	2,910,595	1,235,635

Cash and cash equivalents - end of period	$906,765	$1,924,537

Cash paid for interest	$161,954	$126,914
Cash received for income tax credit	223,703	-

Supplemental non-cash investing and financing activities:
Conversion of debenture notes payable to Series A preferred stock	$-	$524,678
Issuance of common stock for discounted notes receivable	2,187,330	3,529,644
Issuance of common stock as consideration for equity issuance costs	-	683,634
Conversion of cash settled RSUs to stock settled RSUs	-	315,833
Issuance of warrants for purchase of property and equipment	-	11,834

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2012

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

ZBB Energy Corporation (“ZBB” or the “Company”) develops and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc bromide rechargeable electrical energy storage technology and proprietary power electronics systems.  A developer and manufacturer of modular, scalable and environmentally friendly power systems (“ZBB EnerSystem™”), ZBB was founded in 1998 and is headquartered in Wisconsin, USA with offices also located in Perth, Western Australia. As described in Note 2, in January 2011 the Company acquired substantially all of the net assets of Tier Electronics LLC, and as described in Note 3, in December 2011, the Company contributed assets to ZBB PowerSav Holdings Limited, which contributed assets to a joint venture in China.

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

The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries, Tier Electronics LLC which operates manufacturing facilities in Menomonee Falls, Wisconsin, and ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.) which has its advanced engineering and development facility in Perth, Australia and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong which was formed in connection with the Company’s investment in the China Joint Venture. A former wholly-owned subsidiary ZBB Technologies, Inc. was merged with and into ZBB on January 1, 2012.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the nine month period ended March 31, 2012 are not necessarily indicative of the results that might be expected for the year ending June 30, 2012.

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

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable are stated net of an allowance for doubtful accounts of $80,000, as of March 31, 2012 and June 30, 2011.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of raw materials, work-in-progress and finished goods held for resale.

Costs incurred in bringing each product to its present location and conditions are accounted for as follows:

●	Raw materials – purchased cost of direct material
●	Finished goods and work-in-progress – purchased cost of direct material, direct labor and certain manufacturing related overhead costs.

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

Property, Plant and Equipment

Land, building, equipment, computers and furniture and fixtures are recorded at cost.  Maintenance, repairs and betterments are charged to expense as incurred. Depreciation is provided for all plant and equipment on a straight line basis over the estimated useful lives of the assets.  The estimated useful lives used for each class of depreciable asset is:

Estimated Useful Lives
Manufacturing equipment	3 - 7 years
Office equipment	3 - 7 years
Building and improvements	7 - 40 years

Investment in Investee Company

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reported in the Company’s consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption ‘‘Equity in loss of investee company” in the consolidated statements of operations. The Company’s carrying value in an equity method investee company is reported in the caption ‘‘Investment in investee company’’ in the Company’s consolidated balance sheets.

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

Intangible Assets

Intangible assets generally result from business acquisitions.  The Company accounted for the January 21, 2011 acquisition of substantially all of the net assets of Tier Electronics LLC by assigning the purchase price to identifiable tangible and intangible assets and liabilities.  Assets acquired and liabilities assumed were recorded at their estimated fair values.  Intangible assets consist of a non-compete agreement, license agreement, and trade secrets.

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

Testing for the impairment of goodwill involves a two-step process. The first step of the impairment test requires the comparing of a reporting units’ fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  Based on this method, the Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of March 31, 2012 and June 30, 2011.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were $0 and $219,213 long-lived assets impaired as of March 31, 2012 and June 30, 2011, respectively (see Note 6).

Warranty Obligations

The Company typically warrants its products for twelve months after installation or eighteen months after date of shipment, whichever first occurs. Warranty costs are provided for estimated claims and charged to cost of product sales as revenue is recognized.  Warranty obligations are also evaluated quarterly to determine a reasonable estimate for the replacement of potentially defective materials of all energy storage systems that have been shipped to customers.

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

As of March 31, 2012 and June 30, 2011, included in the Company’s accrued expenses were $199,507 and $413,203, respectively, related to warranty obligations.  Such amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The following is a summary of accrued warranty activity:

	Nine Months and Year Ended
	March 31, 2012	June 30, 2011

Beginning balance	$413,203	$520,000
Accruals for warranties during the period	76,704	176,662
Settlements during the perioid	(116,585)	(283,459)
Adjustments relating to preexisting warranties	(173,815)	-
Ending balance	$199,507	$413,203

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

Revenues from government funded research and development contracts are recognized proportionally as costs are incurred and compared to the estimated total research and development costs for each contract. In many cases, the Company is reimbursed only a portion of the costs incurred or to be incurred on the contract. Government funded research and development contracts are generally multi-year, cost-reimbursement and/or cost-share type contracts. The Company is generally reimbursed for reasonable and allocable costs up to the reimbursement limits set by the contract.

Total revenues of $1,645,291 and $3,724,069 were recognized for the three and nine months ended March 31, 2012, respectively, and were comprised of four significant customers (93% of total revenues).  Total revenues of $205,971 and $440,652 were recognized for both the three and nine months ended March 31, 2011, and were comprised of two significant customers (97% of total revenues). The Company had one significant customer with an outstanding accounts receivable balance of $226,702 (40% of accounts receivable) and $171,622 (100% of accounts receivable) at March 31, 2012 and June 30, 2011, respectively.

Engineering and Development Revenues

On April 8, 2011, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which the Company agreed with Honam to collaborate on the further technical development of the Company’s third generation Zinc Bromide flow battery module (the “Version 3 Battery Module”).  Pursuant to the Collaboration Agreement, Honam was required to pay the Company a total of $3,000,000 as follows:  (1) $1,000,000 within 10 days following the execution of the Collaboration Agreement (subsequently received on April 9, 2011); (2) $500,000 by June 30, 2011 (subsequently received on June 30, 2011); (3) $1,200,000 by October 10, 2011 (subsequently received on October 10, 2011) and (4) $300,000 within 10 days after a single Version 3 Battery Module test station  is set up at Honam’s research and development center (subsequently received on March 30, 2012).  The Company has recognized $2,800,000 as revenue as of March 31, 2012 based on performance milestones achieved and deferred the balance of $200,000 of the $1,000,000 upfront payment which is being recognized as certain activities are performed by the Company over the estimated 15 month performance period.  The unamortized balance of deferred revenue will be recognized over the estimated remaining performance period (3 months).  Pursuant to the Collaboration Agreement, the parties are required to negotiate a license agreement under which upon the completion of the collaboration project and the receipt by the Company of all payments due under the Collaboration Agreement, the Company shall grant to Honam: (1) a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and (2) non-exclusive rights to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.  In connection with such non-exclusive rights, Honam will be required to pay a royalty to the Company.

On December 13, 2011, the Company entered into a joint development and license agreement with a global technology company to jointly develop flow batteries. The objective of the joint development agreement is to develop low cost, high energy density grid scale flow battery stacks and systems that could lead to a significant cost reduction for grid level storage.  Under the terms of the joint development agreement, the Company received $175,000 in December 2011, and will receive payments of $75,000 every three months starting April 2012 through January 2013 and $100,000 every three months starting in April 2013 through January 2014.  The global technology company also purchased $700,000 of the Company’s common stock in December 2011.  The Company recognizes revenue under this agreement upon achievement of certain performance milestones.  The Company recognized $200,000 of revenue in the three months ended March 31, 2012.

Milestone payments under collaborative arrangements are triggered by the results of the Company’s engineering and development efforts. Milestones related to the Company’s development-based activities may include initiation of various phases of engineering and development activities, successful completion of a phase of development, or delivery of specified equipment or products. Due to the uncertainty involved in meeting these development-based milestones, the development-based milestones are considered to be substantial (i.e. not just achieved through passage of time) at the inception of the collaboration agreement. In addition, the amounts of the payments assigned thereto are considered to be commensurate with the enhancement of the value of the delivered intellectual property as a result of our performance. The Company’s involvement is necessary to the achievement of development-based milestones. The Company accounts for development-based milestones as revenue upon achievement of the substantive milestone events. In addition, upon the achievement of development-based milestone events, the Company has no future performance obligations related to any milestone payments.

Included in engineering and development revenues were $700,000 and $2,300,000 respectively, for the three and nine months ended March 31, 2012 related to the collaborative agreements.  Engineering and development costs related to the collaboration agreements totaled $517,414 and $998,521 for the three and nine months ended March 31, 2012.  The financial statements for the three and nine months ended March 31, 2011 included engineering and development revenues of $0 and $184,939 and $0 costs related to the collaboration agreements.

On June 29, 2007, ZBB Technologies Ltd. (“ZBB Technologies”), an Australian subsidiary of the Company, and the Commonwealth of Australia (the “Commonwealth”) represented by and acting through the Department of Environment and Water Resources (the “Department”), entered into an agreement for project funding under the Advanced Electricity Storage Technologies (“AEST”) program (the “AEST agreement”) whereby the Department agreed to provide funding to ZBB Technologies for the development of an energy storage system to be used to demonstrate the storage and supply of renewable energy generated from photovoltaic solar panels and wind turbines already operational at the Commonwealth Scientific and Industrial Research Organization’s (“CSIRO”) Newcastle Energy Centre in New South Wales, Australia.

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

The Company fulfilled its obligations under the AEST agreement and received a final payment of $184,939 in December 2010 which was recognized as engineering and development revenues during the nine months ended March 31, 2011.

As of March 31, 2012 and June 30, 2011, the Company had no unbilled amounts from engineering and development contracts in process. The Company had received $258,593 and $971,949 in customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work, as of March 31, 2012 and June 30, 2011, respectively.

Advanced Engineering and Development Expenses

The Company expenses advanced engineering and development costs as incurred. These costs consist primarily of labor, overhead, and materials to build prototype units, materials for testing, development of manufacturing processes and include consulting fees and other costs.

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

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” This ASC Topic requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of March 31, 2012 and June 30, 2011.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

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

Loss per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the nine months ended March 31, 2012 and March 31, 2011 there were 8,364,074 and 6,596,219 of underlying options, restricted stock units and warrants that are excluded, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of bank loans and notes payable approximate fair value based on their terms which reflect market conditions existing as of March 31, 2012 and June 30, 2011.

Comprehensive income (loss)

The Company reports its comprehensive income (loss) in accordance with the FASB ASC Topic 220 “Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss) consists of net income (loss) for the period plus or minus any net currency translation adjustments applicable for the three and nine months ended March 31, 2012 and March 31, 2011 is presented as follows:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Net loss	$(3,566,894)	$(2,868,789)	$(8,009,882)	$(6,741,364)
Net translation adjustment	(1,966)	(19,841)	(14,175)	(43,509)
Comprehensive loss	$(3,568,860)	$(2,888,630)	$(8,024,057)	$(6,784,873)

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

Recent Accounting Pronouncements

In September 2011, the FASB issued an update to (“ASU”) ASC Topic 350, “Intangibles — Goodwill and Other.”  This ASU amends the guidance in ASC Topic 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this ASU for our 2012 goodwill impairment testing. We do not expect this ASU to have a material impact, if any, on our consolidated financial statements.

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income (loss) that eliminates the current option to report other comprehensive income (loss) and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income (loss) and other comprehensive income (loss) in one continuous statement or two consecutive statements. This guidance is effective for us beginning July 1, 2012. We do not believe the adoption of this guidance will have a material effect on our consolidated financial statements and related disclosures.

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between U.S. GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the application of existing fair value measurements and disclosures, in addition to other amendments that change principles or requirements for fair value measurements or disclosures. The adoption of this guidance did not have a material effect on our consolidated financial statements and related disclosures.

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

Tier Electronics LLC operates as a wholly-owned subsidiary of the Company.  Tier Electronics LLC leases its facility from the former owner of the Seller under a lease agreement expiring December 31, 2014.  The first year rental was $84,000 per annum and the amount is subject to a CPI adjustment at renewal.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.

In connection with this acquisition the Company awarded inducement options to purchase a total of 750,000 shares of the Company’s common stock at an exercise price of $1.15 to certain members of management of Tier Electronics, LLC.  The options vest as follows: (1) 420,000 will vest in three equal annual installments beginning on December 31, 2011 based on achievement of certain revenue targets and (2) 330,000 vest in three equal annual installments beginning on January 21, 2012.  As of March 31, 2012, 140,000 of the 420,000 shares had vested and 110,000 of the 330,000 shares had vested on January 21, 2012.

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

	Unaudited		Unaudited
	Three months ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues	$1,645,291	$272,026	$3,724,069	$1,422,789
Loss from Operations	(3,550,188)	(2,857,405)	(8,012,006)	(7,189,280)
Net loss	$(3,472,885)	$(2,940,838)	$(7,878,643)	(7,405,589)

Net Loss per share-
Basic and diluted	$(0.09)	$(0.12)	$(0.23)	$(0.36)

Weighted average shares-basic and diluted:
Basic	39,543,145	24,384,459	34,555,882	20,343,159
Diluted	39,543,145	24,384,459	34,555,882	20,343,159

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

In connection with the Joint Venture, on August 30, 2011 the Company and certain of its subsidiaries entered into the following agreements:

● Joint Venture Agreement of Anhui Meineng Store Energy Co., Ltd. (the “China JV Agreement”) by and between ZBB PowerSav Holdings Limited, a Hong Kong limited liability company (“Holdco”), and Anhui Xinrui Investment Co., Ltd, a Chinese limited liability company; and

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

In connection with the Joint Venture, upon establishment of AHMN, the Company and certain of its subsidiaries entered into the following agreements:

● Management Services Agreement by and between AHMN and Holdco (the “Management Services Agreement”);

● License Agreement by and between Holdco and AHMN (the “License Agreement”); and

● Research and Development Agreement by and between the Company and AHMN (the “Research and Development Agreement”).

Pursuant to the China JV Agreement, it is anticipated that AHMN is to be capitalized with approximately $13.6 million of equity capital.  The Company’s only capital contributions to the Joint Venture will be a contribution of technology to AHMN via the License Agreement and $200,000 in cash.  The Company’s indirect interest in AHMN equals approximately 33%.

The Company’s investment in AHMN will be made through Holdco, a holding company formed with PowerSav.  Pursuant to the Holdco Agreement, the Company agreed to contribute to Holdco technology via a license agreement with an agreed upon value of approximately $4.4 million and $200,000 in cash in exchange for a 60% equity interest and PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest.  The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011. For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s consolidated financial statements as a noncontrolling interest.  For the three and nine months ended March 31, 2012, AHMN had a net loss from continuing operations and a net loss of $434,182  and $606,131, respectively.

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

The Company had product sales of $471,750 to AHMN during the three and nine months ended March 31, 2012.

The operating results for AHMN are as follows:

	Unaudited	Unaudited
	Three months ended March 31, 2012	Nine months ended March 31, 2012

Revenues	$-	$-

Costs and Expenses
Selling, general, and administrative	446,172	618,121
Total Costs and Expenses	446,172	618,121

Loss from Operations	(446,172)	(618,121)

Other Income
Interest income	11,990	11,990
Total Other Income	11,990	11,990

Net Loss	$(434,182)	$(606,131)

NOTE 4 - GOING CONCERN

The condensed consolidated financial statements as of March 31, 2012 and for the nine months then ended have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge liabilities in the normal course of business. Accordingly, they do not give effect to adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $7,878,643 attributable to ZBB Energy Corporation for the nine months ended March 31, 2012 and as of March 31, 2012 has an accumulated deficit of $63,222,326 and total ZBB Energy Corporation equity of $3,946,430.  The ability of the Company to meet its total liabilities of $8,234,644 and to continue as a going concern is dependent upon the availability of future funding and achieving profitability.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As described in Note 12, in the nine months ended March 31, 2012 the Company raised approximately $7.2 million through the issuance of shares of Company preferred and common stock to certain investors.

In addition as described in Note 17 on May 1, 2012, the Company entered into Securities Purchase Agreements with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes (the “Notes”).  The Notes, which will mature on August 31, 2012, were issued to investors with a principal amount equal to the investor’s subscription amount times 110% and will not bear interest except following default.  The Notes are convertible into shares of common stock of the Company at an exercise price equal to $0.53, which was the closing price of the common stock on May 1, 2012 (the “Conversion Price”).  In connection with the Notes, the Company entered into a security agreement with the lenders providing for a security interest in all of the assets of the Company and certain subsidiaries of the Company.  In connection with the purchase of Notes, each investor  received a five-year warrant to purchase a number of shares of Common Stock equal to 55% times such investor’s investment in the Notes divided by the Conversion Price at an exercise price equal to the Conversion Price.  Certain directors and officers of the Company invested $330,000 in the Notes. The proceeds to the Company were approximately $2,210,000.  The Company expects to incur financing costs of approximately $250,000 in connection with the issuance of the Notes.

The Company believes it has sufficient working capital to fund operations through June 30, 2012.  The Company is currently exploring various possible financing options that may be available to fund its operations thereafter. In particular, as described in the registration statement on Form S-1 filed with the SEC on February 26, 2012, the Company is currently contemplating an underwritten public offering of $10 million of shares of common stock.  However, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If the Company is unable to obtain additional funding and improve its operations, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

 NOTE 5 - INVENTORIES

Inventories are comprised of the following as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011
Raw materials	$1,417,472	$1,170,700
Work in progress	838,368	492,150
Total	$2,255,840	$1,662,850

NOTE 6– PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011
Land	$217,000	$217,000
Building and improvements	3,520,872	2,559,266
Manufacturing equipment	4,517,539	2,901,912
Office equipment	302,854	217,074
Construction in process	149,484	1,215,400
Total, at cost	8,707,749	7,110,652
Less, accumulated depreciation	(2,916,716)	(2,343,781)
Property, Plant & Equipment, Net	$5,791,033	$4,766,871

During the year ended June 30, 2011, manufacturing equipment previously used in production and development activities were identified as impaired or had reached the end of their respective useful lives due to changing product and manufacturing technologies.  Upon write-down, the manufacturing equipment and accumulated depreciation accounts were adjusted accordingly and $219,213 was charged to operations during the year ended June 30, 2011.  The adjustments were reported as impairment and other equipment charges.  For the three and nine months ended March 31, 2012 the Company has not identified any property, plant and equipment as impaired or having reached the end of its respective life.

NOTE 7– INTANGIBLE ASSETS

Intangible assets are comprised of the following as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011
Non-compete agreement	$310,888	$300,000
License agreement	288,087	278,000
Trade secrets	1,599,122	1,543,922
Total, at cost	2,198,097	2,121,922
Less, accumulated amortization	(872,477)	(310,415)
Intangible Assets, Net	$1,325,620	$1,811,507

Estimated amortization expense for fiscal periods subsequent to March 31, 2012 are as follows:

2012	$182,742
2013	732,699
2014	410,179
	$1,325,620

NOTE 8 – GOODWILL

The Company acquired ZBB Technologies, Inc., a wholly-owned subsidiary, through a series of transactions in March 1996.  ZBB Technologies Inc. was subsequently merged with and into ZBB Energy Corporation on January 1, 2012.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of March 31, 2012 and June 30, 2011.

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

NOTE 9 – BANK LOANS AND NOTES PAYABLE

The Company's debt consisted of the following as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011
Bank loans and notes payable-current	$1,126,832	$779,088
Bank loans and notes payable-long term	3,060,039	3,937,056
Total	$4,186,871	$4,716,144

On January 21, 2011 the Company entered into a promissory note for $1,350,000 with TE Holdings Group, LLC in connection with the acquisition of the net assets of Tier Electronics LLC.    The principal balance of the note is payable in three equal installments of $450,000 on the first, second and third anniversaries of the promissory note.  Interest accrues at a rate of 8% and is payable monthly. The promissory note is collateralized by the Company’s membership interest in its wholly owned subsidiary Tier Electronics LLC.  If the federal capital gains tax rate exceeds 15% and or the State of Wisconsin capital gains tax rate exceeds 5.425% at any time prior to the payment in full of the unpaid principal balance and accrued interest on the promissory note, then the principal amount of the promissory note (retroactive to January 21, 2011) shall be increased by an amount equal to the product of (a) the aggregate amount of federal and state capital gain realized by the Seller or Seller’s sole member, as applicable, in connection with the acquisition, multiplied by (b) the difference between (i) the combined federal and State of Wisconsin capital gains tax rate as of the date of calculation, minus (ii) the combined federal and State of Wisconsin capital gains tax rate of 20.425% as of January 21, 2011.  Any adjustment to the principal amount of the promissory note shall be effected by increasing the amount of the last payment due under the promissory note without affecting the next regularly scheduled payment(s) under the promissory note.  The loan was amended in January 2012 and the initial payment of $450,000 due on January 21, 2012 was deferred and paid in three equal installments of $150,000 on February 21, March 21 and April 7, 2012.  Interest continues to accrue at a rate of 8% and is payable monthly.  The outstanding principal balance was $1,050,000 and $1,350,000 at March 31, 2012 and June 30, 2011, respectively.

On April 7, 2010 the Company entered into a loan agreement for $1,300,000 with the Wisconsin Department of Commerce.  Payments of principal and interest under this loan are deferred until May 31, 2012.  The interest rate is 2%.  Payments of $22,800 per month are required starting June 1, 2012 with a final payment due on May 1, 2017.  Borrowings were not received until July 2010.  The loan is collateralized by the equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized.  The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement.  The outstanding principal balance was $1,300,000 at March 31, 2012 and June 30, 2011 respectively.

On July 1, 2009 the Company entered into a loan agreement to finance new production equipment.  The $156,000 bank note was collateralized by specific equipment, interest at 5.99%.  The note with a balance of $107,155 as of June 30, 2010 was paid off during June 2011.

On May 14, 2008 the Company entered into two loan agreements to refinance its building and land in Menomonee Falls, Wisconsin:

The first loan requires a fixed monthly payment of principal and interest at a rate of .25% below the prime rate, subject to a floor of 5% as of June 30, 2011 and 2010 with any principal balance due at maturity on June 1, 2018 and collateralized by the building and land.  The outstanding principal balance was $730,741 and $763,338 at March 31, 2012 and June 30, 2011, respectively.

The second loan is a secured promissory note guaranteed by the U.S. Small Business Administration, requiring monthly payments of principal and interest at a rate of 5.5% until May 1, 2028.   The outstanding principal balance was $772,406 and $794,074 at March 31, 2012 and June 30, 2011, respectively.  The loan is collateralized by a mortgage on the building and land.

On November 28, 2008 the Company entered into a loan agreement with a bank.  The note is collateralized by specific equipment, requiring monthly payments of $21,000 of principal and interest; rate equal to the prime rate subject to a floor of 4.25%; maturity date of December 1, 2013. The outstanding principal balance was $333,724 and $508,733 at March 31, 2012 and June 30, 2011, respectively.

An equipment loan with a balance of $48,900 as of June 30, 2010 was paid in full in November 2010.

Maximum aggregate annual principal payments for fiscal periods subsequent to March 31, 2012 are as follows:

2012	$249,036
2013	1,022,832
2014	815,907
2015	346,461
2016	356,321
2017 and thereafter	1,396,314
$4,186,871

The loan agreements with the bank require the Company to meet certain operating ratios.  The Company was not in compliance with such covenants as of March 31, 2012, for which a waiver was obtained from the bank on June 27, 2011 which waived the covenants through June 29, 2012.

NOTE 10 – EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

During the nine months ended March 31, 2012 and March 31, 2011, the Company’s results of operations include compensation expense for stock options granted and restricted shares vested under its equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $918,080 and $556,327, based on the amortized grant date fair value of options and vesting of restricted shares during the nine months ended March 31, 2012 and March 31, 2011, respectively. During the three months ended March 31, 2012 and March 31, 2011, the Company recognized $167,940 and $194,765, respectively, related to stock-based compensation.

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

On November 10, 2010, (1) a total of 511,143 RSUs were granted to the Company’s directors in payment of directors fees through November 2011 pursuant to the Company’s Director Compensation Policy, (2) a total of 574,242 RSUs previously issued to the Company’s directors pursuant to this policy and which provided for cash settlement were converted to stock settled RSUs, and (3) 115,000 RSUs were granted in total to a consultant and to the Company’s President and CEO.  On November 9, 2011, an additional 548,051 RSUs were granted to the Company’s directors in payment of directors fees through November 2012.  On May 6, 2011 the Company’s Compensation Committee of the Board of Directors awarded 200,000 RSUs to the Company’s President and CEO which will vest annually over a three year period. On March 23, 2012, the Company’s Compensation Committee of the Company’s Board of Directors awarded 500,000 RSUs to the Company’s President and CEO which will vest based on the satisfaction of certain performance targets for the six-month period ending September 30, 2012.

During the nine months ended March 31, 2012 options to purchase 1,447,500 shares were granted to employees exercisable at prices from $0.59 to $1.16 and exercisable at various dates through March 2020.  As of March 31, 2012, an additional 671,387 shares are available to be issued under the Omnibus Plan.

On January 21, 2011, the Compensation Committee of the Company’s Board of Directors awarded inducement options to purchase a total of 750,000 shares of the Company’s common stock at an exercise price of $1.15 to certain members of management of Tier Electronics LLC.  The options vest as follows: (1) 420,000 will vest in three equal annual installments beginning on December 31, 2011 based on achievement of certain revenue targets, (2) 330,000 vest in three equal annual installments beginning on the one-year anniversary of the grant date.  As of March 31, 2012, 140,000 of the 420,000 shares had vested and 110,000 of the 330,000 shares vested on January 21, 2012.

During March 2011, the expiration date of 75,000 options held by a former director of the Company was extended from March 31, 2011 to April 30, 2011, and the expiration date of 125,000 options was extended from March 31, 2011 to December 31, 2011.  The Company recorded an expense of $45,676 in connection with these extensions.  At March 31, 2012, the remaining 125,000 options had expired.

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorized the Board of Directors or a committee thereof to grant options to purchase up to a maximum of 1,500,000 shares to employees and directors of the Company.  No options were issued under the 2007 Plan during the nine months ended March 31, 2012.  During the nine months ended March 31, 2012, no options were granted or exercised and 134,989 options were forfeited.  During the year ended June 30, 2011, 74,500 options were granted to employees at exercise prices from $0.46 to $0.64 and expiration dates from August 2018 to October 2018, 75,000 options were exercised and 150,189 options were forfeited.  As of March 31, 2012, there were no options available to be issued under the 2007 Plan.

During 2005, the Company established an Employee Stock Option Scheme (the “2005 Plan”) that authorized the board of directors or a committee thereof to grant options to employees and directors of the Company. The maximum number of options available to be granted in aggregate at any time under the 2005 Plan was the number equivalent to 5% of the total number of issued shares of the Company including all shares in underlying options under the Company’s stock option and incentive plans. No options were issued under the 2005 Plan during the nine months March 31, 2012 and March 31, 2011.  At March 31, 2012, options to purchase 50,000 shares with an exercise price of $3.82 and an expiration date of June 20, 2012 were outstanding.  As of March 31, 2012, there were no options available to be issued under the 2005 Plan.

In 2002 the Company established the 2002 Stock Option Plan (the “SOP”) whereby a stock option committee was given the discretion to grant up to 579,107 options to purchase shares to key employees of the Company.  No options were issued under the 2002 Plan during the nine months ended March 31, 2012 and March 31, 2011.  During the year ended June 30, 2011 there were 100,000 options forfeited.   At March 31, 2012 there were 375,000 options outstanding with exercise prices from $0.49 to $3.59 and exercise dates up to June 2018.  As of March 31, 2012, there were no options available to be issued under the SOP.

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

The Compensation Committee of the Company’s Board of Directors awarded two inducement option grants covering a total of 500,000 shares to the Company’s new Executive Vice President of Operations in November 2011, with an exercise price of $0.79 per share, which was the closing price of the Company’s common stock on the NYSE Amex on the date of his appointment.  100,000 of these options will vest on September 30, 2012, January 31, 2013, and June 30, 2013 based on the achievement of certain performance targets.  The remaining 400,000 of these options will vest over three years with the first one-third vesting on November 9, 2012 and the remaining two-thirds vesting in 24 equal monthly installments beginning in December 2012.

In aggregate for all plans, at March 31, 2012, the Company has a total of 4,296,480 options outstanding, 2,448,436 RSUs outstanding, and 671,387 shares available for future grant under the Omnibus Plan.

Information with respect to stock option activity under the employee and director plans is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Balance at July 1, 2010	2,316,992	$1.92
Options granted	1,230,500	1.02
Options forfeited	(150,189)	2.51
Options exercised	(75,000)	1.09
Balance at June 30, 2011	3,322,303	1.55
Options granted	1,447,500	0.82
Options forfeited	(473,323)	1.75
Balance at March 31, 2012	4,296,480	$1.28

The following table summarizes information relating to the stock options outstanding at March 31, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.46 to $1.69	3,896,480	6.7	$1.04	1,475,759	$1.22
$3.59 to $3.82	400,000	2.5	$3.62	400,000	$3.62
Balance at March 31, 2012	4,296,480	6.3	$1.28	1,875,759	$1.73

During the nine months ended March 31, 2012 options to purchase 1,447,500 shares were granted to employees  exercisable at prices from $0.59 to $1.16 per share based on various service and performance based vesting terms from July 2011 through March 2015 and exercisable at various dates through March 2020. During the nine months ended March 31, 2011 options to purchase 1,173,000 shares were granted to employees exercisable at prices from $0.46 to $1.36 per share based on various service and performance based vesting terms from August 2011 through March 2014 and exercisable at various dates through March 2019.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the nine months ended March 31, using the Black-Scholes option-pricing model:

	2012	2011
Expected life of option (years)	2.5	2.5
Risk-free interest rate	.24 - .55%	.64% - 1.07%
Assumed volatility	103 - 107%	106 - 119%
Expected dividend rate	0	0
Expected forfeiture rate	4.7 - 6.8%	0

Time-vested and performance-based stock awards, including stock options, restricted stock and restricted stock units, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

A summary of the status of unvested employee stock options as of March 31, 2012 and June 30, 2011 and changes during the nine months and year ended, is presented below:

	Number of Options	Weighted-Average Grant Date Fair Value Per Share
Balance at July 1, 2010	987,500	$0.77
Granted	1,230,500	0.58
Vested	(476,526)	0.49
Forfeited	(6,250)	0.29
Balance at June 30, 2011	1,735,224	0.62
Granted	1,447,500	0.82
Vested	(546,669)	1.16
Forfeited	(215,334)	0.72
Balance at March 31, 2012	2,420,721	$0.93

Total fair value of options granted in the nine months ended March 31, 2012 and March 31, 2011 was $707,906 and $772,560, respectively.  At March 31, 2012 there was $605,491 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next 3 years.

During the fourth quarter of fiscal 2010 the Company agreed to compensate its directors with restricted stock units (“RSUs”) rather than cash.  As a result included in accrued compensation and benefits at June 30, 2010 was $182,500 related to these awards. The RSUs were classified as liability awards because the RSUs were expected to be paid in cash upon vesting. These RSUs were converted to 574,242 stock settled RSUs in November 2010 and $182,500 was transferred from accrued compensation and benefits to additional paid-in capital.  The cash settled RSUs that were converted to stock settled RSUs were 100% vested upon conversion.  There were also $317,952 in directors’ fees expense and $7,000 in consulting fees expense settled with RSUs for the nine months ended March 31, 2012.   As of March 31, 2012 there were 1,024,023 unvested RSUs outstanding which will vest through May 6, 2014.  At March 31, 2012 there was $821,998 in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized through May 6, 2014.  Vested RSUs are payable six months after the holder’s separation from service with the Company.

The table below summarizes the status of restricted stock unit balances:

	Number of Restricted Stock Units	Weighted-Average Valuation Price Per Unit
Conversion of cash settled RSUs	574,242	$0.55
RSUs granted	826,143	0.80
RSUs forfeited	-	-
Balance at June 30, 2011	1,400,385	0.70
RSUs granted	1,048,051	0.74
RSUs forfeited	-	-
Balance at March 31, 2012	2,448,436	$0.72

NOTE 11 - NON RELATED PARTY WARRANTS

At March 31, 2012 there were outstanding warrants to purchase 40,000 common shares issued by the Company to an equipment supplier in January 2011 exercisable at $0.56 per share and which expire in January 2014.  The fair value of the warrants was $11,834 and is included in the cost of the equipment.

At March 31, 2012 there were outstanding warrants to purchase 1,121,875 common shares acquired by certain purchasers of Company shares in March 2010 exercisable at $1.04 per share and which expire in September 2015.

At March 31, 2012 there were outstanding warrants to purchase 358,333 common shares acquired by certain purchasers of Company shares in August 2009 exercisable at $1.33 per share and which expire in August 2015.

At March 31, 2012 there were outstanding warrants to purchase 50,000 shares acquired by Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our United States public offering which are exercisable at $7.20 per share and which expire in June 2012.

At March 31, 2012 there are warrants to purchase 48,950 shares issued and outstanding to Strategic Growth International in connection with capital raising activities in 2007, with an expiration date in June 2012 and with an exercise price of $7.20.

Warrants to purchase 120,023 common shares acquired by Empire Financial Group, Ltd. in 2006 exercisable at $3.23 per share expired during September 2011.

The table below summarizes non-related party warrant balances:

	Number of Warrants	Weighted-Average Exercise Price Per Share
Balance at July 1, 2010	1,846,031	$1.76
Warrants granted	3,067,797	1.24
Warrants expired	-	-
Warrants exercised	(3,027,797)	(1.25)
Balance at June 30, 2011	1,886,031	1.73
Warrants granted (See Note 12)	4,132,553	0.53
Warrants expired	(266,873)	(3.56)
Warrants exercised (See Note 12)	(4,132,553)	(0.55)
Balance at March 31, 2012	1,619,158	$1.47

NOTE 12 – EQUITY

On August 30, 2010, the Company entered into an amended and restated securities purchase agreement (“Socius Agreement”) with Socius CG II, Ltd. (“Socius”). Pursuant to the Socius Agreement the Company had the right over a term of two years, subject to certain conditions, to require Socius to purchase up to $10 million of redeemable subordinated debentures and/or shares of redeemable Series A preferred stock in one or more tranches.  The debentures bear interest at an annual rate of 10% and the shares of Series A preferred stock accumulate dividends at the same rate.  Both the debentures and the shares of Series A preferred stock are redeemable at the Company’s election at any time after the one year anniversary of issuance.  Neither the debentures nor the Series A preferred shares are convertible into common stock.

On November 10, 2010, the Company’s Board of Directors approved a certificate of designation of preferences, rights and limitations to authorize shares of Series A preferred stock in accordance with the terms of the Socius Agreement.  Upon the authorization of Series A preferred stock and in accordance with the terms of the Socius Agreement, the $517,168 of outstanding debentures issued by the Company to Socius CG II, Ltd. on September 2, 2010, and $7,510 of accrued interest were exchanged into 52.468 shares of Series A preferred stock.  Following the authorization of the Series A Preferred Stock all future tranches under the Socius Agreement involved shares of Series A preferred stock instead of debentures.

Under the Socius Agreement, in connection with each tranche Socius was obligated to purchase that number of shares of our common stock equal in value to 135% of the amount of the tranche at a per share price equal to the closing bid price of the common stock on the trading day preceding our delivery of the tranche notice.  Socius had the option to pay for the shares it purchased at its option, in cash or a collateralized promissory note.  Any such promissory note bears interest at 2.0% per year and is collateralized by securities owned by Socius with a fair market value equal to the principal amount of the promissory note. The entire principal balance and interest on the promissory note is due and payable on the later of the fourth anniversary of the date of the promissory note or when we have redeemed all the Series A preferred stock issued by us to Socius under the Socius Agreement, and may be applied by us toward the redemption of the shares of Series A preferred stock held by Socius.

In connection with the May 2012 Note transaction described below on May 7, 2012 we sent a notice to Socius to terminate the Socius Agreement.

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

On March 16, 2011 the Company delivered the fourth tranche notice under the Socius Agreement pursuant to which on March 31, 2011 Socius purchased from the Company $520,000 of Series A preferred stock.  In connection with the tranche, (1) Socius purchased 557,142 shares of common stock for a total purchase price of $702,000 and at a per share purchase price of $1.26. As consideration for the Common Stock Socius purchased, Socius issued a collateralized promissory note maturing, the later of March 16, 2015 or when the Series A preferred shares are redeemed by the Company.  Management expects to redeem the Preferred Shares on March 31, 2015. The promissory note was recorded at a discount of $184,461 determined by discounting the promissory note at a rate of 10%.  The promissory note is included in the stockholders equity section of the Company’s condensed consolidated balance sheets because the promissory note was received in exchange for the issuance of common stock.

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

In the event of liquidation, dissolution or winding up (whether voluntary or involuntary) of the Company, the holders of shares of Series A preferred stock shall be entitled to be paid the full amount payable on such shares upon the liquidation, dissolution or winding up of the corporation fixed by the Board of Directors with respect to such shares, if any, before any amount shall be paid to the holders of the Common Stock.  The liquidation preference of the outstanding Series A preferred stock was $6,283,517 and $3,715,470 as of March 31, 2012 and June 30, 2011, respectively.  Redemption or liquidation may be paid by application of the Socius notes receivable.

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

On June 14 and 15, 2011 the Company entered into Stock Purchase Agreements with certain investors providing for the issuance of a total of 3,049,463 shares of the Company’s common stock for an aggregate purchase price of $2,527,000 at a weighted average price per share of $0.83.  The closing took place on June 17, 2011.  The net proceeds to the Company, after deducting $153,000 of offering costs, were $2,374,000.

On December 13, 2011, the Company entered into Stock Purchase Agreements with a strategic investor previously known to the Company and certain Company officers and directors providing for the issuance of a total of 1,167,340 shares of common stock for an aggregate purchase price of $875,505 at a price per share equal to $0.75 which was the closing price of the Company’s common stock on December 12, 2011.  On December 14, 2011, the Company entered into Stock Purchase Agreements with certain investors providing for the issuance of a total of 1,425,000 shares of the Company’s common stock for an aggregate purchase price of $1,011,893 at a price per share of $0.7101 which was the closing price of the Company’s common stock on December 13, 2011.  The closing for both transactions took place on December 16, 2011.  The net proceeds to the Company after deducting $84,343 of offering costs were 1,803,055.

On January 31, 2012 and February 1, 2012, the Company entered into Stock Purchase Agreements with certain investors including certain members of the Company’s Board of Directors and management providing for the issuance of a total of 4,431,603 shares of the Company’s common stock for an aggregate purchase price of $3,165,000 at a weighted average price per share of $0.71.  The closing took place on February 7, 2012.  The net proceeds to the Company, after deducting $308,049 of offering costs, were $2,856,954.

NOTE 13 – COMMITMENTS

Leasing Activities

The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expires October 31, 2016.  The rental rate was $75,596 per annum (A$72,431) and was subject to an annual CPI adjustment. Rent expense was $25,801and $64,489 for the three months and nine months ended March 31, 2012, respectively, and $17,378 and $56,733 for the three and nine months ended March 31, 2011, respectively.  The Company renewed the lease on its Australian research and development facility through October 2016 at a rental rate of $95,855 per annum (A$95,000) subject to an annual CPI adjustment.  The Company also leases a building from an officer of its subsidiary, Tier Electronics LLC, who is also a shareholder and director, under a lease agreement expiring December 31, 2014.  The first year rental is $84,000 per annum and is subject to a CPI adjustment at renewal.  The rent expense for the three and nine months ended March 31, 2012 was $21,000 and $63,000, respectively.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.  The future payments required under the terms of the leases for fiscal periods subsequent to March 31, 2012 are as follows:

2012	$46,429
2013	185,717
2014	143,717
2015	101,717
2016	33,906
$511,486

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

NOTE 14 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $20,428 and $63,208 for the three and nine months ended March 31, 2012, respectively.  Expenses under these plans were $11,498 and $33,902 for the three and nine months ended March 31, 2011, respectively.

NOTE 15— INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Nine months ended March 31,
	2012	2011
Current	$(219,457)	$(180,000)
Deferred	-	-
Provision (benefit) for income taxes	$(219,457)	$(180,000)

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax-planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of March 31, 2012 and March 31, 2011.

During the nine months ended March 31, 2012, the Company recorded a $219,457 credit (benefit) for income taxes which represents a pro rata portion of an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2012 based on the qualified expenditures the Company incurred during the three and nine months ended March 31, 2012. The Company recorded an estimated income tax refund receivable of $164,640 for the year ended June 30, 2011 for the estimated refund related to qualified expenditures during the year ended June 30, 2011, related to a refundable Australian research and development tax credit for the year ended June 30, 2011.  The Company recognized a refund of $415,315 for expenditures incurred during the year ended June 30, 2010 for a refund claim filed in March 2011.  The Company has provided a valuation allowance against all deferred income tax assets as it is more likely than not that its deferred income tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Nine months ended March 31,
	2012	2011
Income tax benefit computed at the U.S. federal statutory rate	-34%	-34%
Australia research and development credit	-4	-4
Change in valuation allowance	34	34
Total	-4%	-4%

Significant components of the Company’s net deferred income tax assets as of March 31, 2012 and June 30, 2011 were as follows:

	March 31, 2012	June 30, 2011
Federal net operating loss carryforwards	15,744,061	$13,481,428
Federal - other	107,553	221,795
Wisconsin net operating loss carryforwards	1,886,934	1,544,877
Australia net operating loss carryforwards	1,335,995	1,560,010
Deferred income tax asset valuation allowance	(19,074,543)	(16,808,110)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $46 million as of March 31, 2012, that expire at various dates between June 30, 2015 and 2032.  The Company also has $723,000 in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization.  The Company has U.S. federal research and development tax credit carryforwards of approximately $87,000 as of March 31, 2012 that expire at various dates through June 30, 2032.  As of March 31, 2012, the Company has approximately $37 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2013 and 2028.  As of March 31, 2012, the Company also has approximately $4 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	Nine Months Ended March 31, 2012	Year Ended June 30, 2011
Beginning balance	$219,500	$-
Additions based on tax positions related to the current period	-	219,500
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Lapses of statutes of limitations	-	-
Effect of foreign currency translation	(3,754)
Ending balance	$215,746	$219,500

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

The operating results for the two business segments are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Revenues:
ZBB Energy Storage and Power Electronics Systems	$1,524,977	$-	$3,214,345	$234,681
Tier Electronics Power Conversion Systems	120,314	205,971	509,724	205,971
Total	$1,645,291	$205,971	$3,724,069	$440,652

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Loss from Operations:
ZBB Energy Storage and Power Electronics Systems	$(3,316,233)	$(2,653,756)	$(6,874,455)	$(6,452,238)
Tier Electronics Power Conversion Systems	(233,955)	(320,101)	(1,137,551)	(320,101)
Total	$(3,550,188)	$(2,973,857)	$(8,012,006)	$(6,772,339)

The accounting policies of the business segments are the same as those for the consolidated Company.

Total assets for the two business segments are as follows:

	March 31, 2012	June 30, 2011
ZBB Energy Storage and Power Electronics Systems	$9,997,163	$10,161,151
Tier Electronics Power Conversion Systems	3,598,734	2,186,475
Total	$13,595,897	$12,347,626

NOTE 17 — SUBSEQUENT EVENTS

On May 1, 2012, the Company entered into Securities Purchase Agreements with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes (the “Notes”).  The Notes, which will mature on August 31, 2012, were issued to investors with a principal amount equal to the investor’s subscription amount times 110% and will not bear interest except following default.  The Notes are convertible into shares of common stock of the Company at an exercise price equal to $0.53, which was the closing price of the common stock on May 1, 2012 (the “Conversion Price”).  In connection with the Notes, the Company entered into a security agreement with the lenders providing for a security interest in all of the assets of the Company and certain subsidiaries of the Company.  In connection with the purchase of Notes, each investor received a five-year warrant to purchase a number of shares of Common Stock equal to 55% times such investor’s investment in the Notes divided by the Conversion Price at an exercise price equal to the Conversion Price.  Certain directors and officers of the Company invested $330,000 in the Notes. The proceeds to the Company were approximately $2,210,000.  The Company expects to incur financing costs of approximately $250,000 in connection with the issuance of the Notes.

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

On January 21, 2011 (“Closing Date”), we entered into an Asset Purchase Agreement under which we acquired substantially all of the net assets of Tier Electronics LLC (“Seller”) used in connection with the Seller’s business of developing, manufacturing, marketing and selling power electronics products for and to original equipment manufacturers in various industries.  The purchase price was comprised of (1) a $1,350,000 promissory note issued by the Company, (2) 800,000 shares of the Company’s common stock, and (3) payment of approximately $245,000 of Seller’s obligations.  Tier Electronics LLC operates as a wholly-owned subsidiary of the Company.

On April 8, 2011, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which we agreed with Honam to collaborate on the further technical development of our third generation ZBB EnerStore™, Zinc Bromide flow battery module (the “Version 3 Battery Module”).  Pursuant to the Collaboration Agreement, Honam is required to pay us a total of $3 million dollars as follows: (1) $1 million within 10 days following execution of the Collaboration Agreement (subsequently received on April 19, 2011); (2) $500,000 by June 30, 2011 (subsequently received on June 30, 2011); (3) $1.2 million by October 10, 2011 (subsequently received on October 10, 2011) and (4) $300,000 within 10 days after a single Version 3 Battery Module test station is set up at Honam’s research and development center (subsequently received on March 30, 2012).  Pursuant to the Collaboration Agreement, the parties are required to negotiate a license agreement under which upon the completion of the collaboration project and the receipt by the Company of all payments due under the Collaboration Agreement, the Company shall grant to Honam: (1) a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and (2) non-exclusive rights to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.  In connection with such non-exclusive rights, Honam is required to pay a royalty to the Company.

On August 30, 2011, we entered into agreements providing for establishment of a joint venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China (the “Joint Venture”).  Joint Venture partners include PowerSav, Inc. (PowerSav), AnHui Xinlong Electrical Co. and Wuhu Huarui Power Transmission & Transformation Engineering Co.

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

The JV Company will be capitalized with approximately $13.6 million of equity capital.  The Company’s only capital contribution to the Joint Venture is a contribution of technology to the JV Company via a license agreement and $200,000 in cash.  The Company’s indirect interest in the JV Company equals approximately 33%.

The Company’s investment in the JV Company was made through Hong Kong Holdco, a holding company formed with PowerSav and to which the Company will make a cash capital contribution of $200,000 ($100,000 contribution made on December 1, 2011).  The Company owns 60% of Hong Kong Holdco’s equity interests.

Pursuant to a license agreement we have granted to the JV Company (1) an exclusive royalty-free license to manufacture and distribute our ZBB EnerStore™, Zinc Bromide flow battery, version three (v3) battery (50KW) and ZBB EnerSection™, POWR PECC (up to 250KW) (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.

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

In addition to the risks and uncertainties faced generally by participants in the renewable energy industry, we face the following risks and uncertainties:

●	We currently have sufficient capital to continue operations through June 30, 2012 and will need additional financing.
●	Our stock price could be volatile and our trading volume may fluctuate substantially.
●	We have incurred losses and anticipate incurring continuing losses.
●	Our industry is highly competitive and we may be unable to successfully compete.
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

●	The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.
●	We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.
●	If our shareholders’ equity falls below the minimum requirement, our common stock may be delisted from the NYSE Amex, which would cause our common stock to become less liquid.
●	We have never paid cash dividends and do not intend to do so.

For further information concerning these risks and uncertainties see the Risk Factors sections of our Annual Report on Form 10-K for the year ended June 30, 2011 and in any subsequently filed Quarterly Reports on Form 10-Q.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU”) to Accounting Standard Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other.” This ASU amends the guidance in ASC 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this ASU for our 2012 goodwill impairment testing. We do not expect this ASU to have a material impact, if any, on our consolidated financial statements.

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income (loss) that eliminates the current option to report other comprehensive income (loss) and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income (loss) and other comprehensive income (loss) in one continuous statement or two consecutive statements. This guidance is effective for us beginning July 1, 2012.  We do not believe the adoption of this guidance will have a material effect on our consolidated financial statements and related disclosures.

In May 2011, the FASB issued updated accounting guidance related to fair value measurements and disclosures that result in common fair value measurements and disclosures between accounting principles generally accepted in the United States (U.S. GAAP) and International Financial Reporting Standards. This guidance includes amendments that clarify the application of existing fair value measurements and disclosures, in addition to other amendments that change principles or requirements for fair value measurements or disclosures. This guidance is effective for us beginning January 1, 2012. The adoption of this guidance did not have a material effect on our consolidated financial statements and related disclosures.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of raw materials, work-in-progress and finished goods held for resale.

Costs incurred in bringing each product to its present location and conditions are accounted for as follows:

●	Raw materials – purchased cost of direct material
●	Finished goods and work-in-progress – purchased cost of direct material, direct labor and certain manufacturing related overhead costs.

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

Property, Plant and Equipment

Land, building, equipment, computers and furniture and fixtures are recorded at cost.  Maintenance, repairs and betterments are charged to expense as incurred. Depreciation is provided for all plant and equipment on a straight line basis over the estimated useful lives of the assets.  The estimated useful lives used for each class of depreciable asset is:

Estimated Useful Lives
Manufacturing equipment	3 - 7 years
Office equipment	3 - 7 years
Building and improvements	7 - 40 years

Investment in Investee Company

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an Investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reported within the Company’s consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reported in the caption ‘‘Equity in loss of investee company” in the consolidated statements of operations. The Company’s carrying value in an equity method investee company is reported in the caption ‘‘Investment in investee company’’ in the Company’s consolidated balance sheets.

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

Intangible Assets

Intangible assets generally result from business acquisitions.  The Company accounted for the January 21, 2011 acquisition of substantially all of the net assets of Tier Electronics LLC by assigning the purchase price to identifiable tangible and intangible assets and liabilities.  Assets acquired and liabilities assumed were recorded at their estimated fair values.  Other intangible assets consist of a non-compete agreement, license agreement, and trade secrets.

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

Testing for the impairment of goodwill involves a two-step process. The first step of the impairment test requires the comparing of a reporting units’ fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.

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

Warranty Obligations

The Company typically warrants its products for twelve months after installation or eighteen months after date of shipment, whichever first occurs. Warranty costs are provided for estimated claims and charged to cost of product sales as revenue is recognized.  Warranty obligations are also evaluated quarterly to determine a reasonable estimate for the replacement of potentially defective materials of all energy storage systems that have been shipped to customers.

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

Revenues from government funded research and development contracts are recognized proportionally as costs are incurred and compared to the estimated total research and development costs for each contract. In many cases, the Company is reimbursed only a portion of the costs incurred or to be incurred on the contract. Government funded research and development contracts are generally multi-year, cost-reimbursement and/or cost-share type contracts. The Company is generally reimbursed for reasonable and allocable costs up to the reimbursement limits set by the contract.

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” This ASC requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

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

Results of Operations

Three months ended March 31, 2012 compared with the three months ended March 31, 2011:

Revenue and Other income:

Our revenues for the three months ended March 31, 2012 and March 31, 2011 were $1,645,291 and $205,971, respectively.  This increase of $1,439,320 was the result of a $723,954 increase in commercial product sales and a $715,366 increase in engineering and development revenues as compared to the three months ended March 31, 2011.  The increase in commercial product sales principally consisted of sales of ZBB EnerStore and ZBB EnerSection systems, and sales attributable to our Tier Electronics Power Conversion Systems business which we acquired in January 2011.  Engineering and development revenues for the 2012 period consisted primarily of revenue recognized under the Honam Collaboration agreement which is being recognized over the estimated performance period through June 2012.

Other income for the three months ended March 31, 2012 reflects an increase in interest income of $821 compared to the three months ended March 31, 2011, due primarily to increased investment balances and $702 equity in loss of investee company.

Cost and Expenses and Other Expense:

Total costs and expenses for the three months ended March 31, 2012 and March 31, 2011 were $5,195,479 and $3,179,828, respectively. This increase of $2,015,651 in the three months ended March 31, 2012 was primarily due to the following factors:

●	$752,330 of costs of product sales during the fiscal 2012 period compared to $221,463 of costs of products sales during the fiscal 2011 period due to an increase in commercial product sales;

●
$517,414 of costs of engineering and development sales during the fiscal 2012 period compared to $0 of costs of engineering and development sales during the fiscal 2011 period due to activities related to engineering and development agreements;

●
Increase in advanced engineering and development expenses of $761,657 due to an increase in the Company’s engineering and development activities for its next generation battery module and PECC systems which include preproduction research and development and pilot plant operations;

●
Increase in depreciation and amortization expenses of $185,561 primarily due to the amortization of intangible assets related to the Tier acquisition beginning in January 2011 and property, plant and equipment additions.

Interest expense decreased $20,450 from the amount reported for the fiscal 2011 period due to declining principal balances.

Income Taxes (Benefit):

During the three months ended March 31, 2012, we recorded a $37,700 benefit for income taxes which represents a pro rata estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2012 related to the qualified expenditures we incurred during the three months ended March 31, 2012.  The Company recorded an estimated tax refund receivable of $180,000 as of March 31, 2011for the estimated refund related to qualified expenditures during the nine months ended March 31, 2011 related to a refundable research and development tax credit refund for the fiscal year ended June 30, 2011.

Net Loss:

Our net loss for the three months ended March 31, 2012 increased by $604,096 to $3,472,885 from the $2,868,789 net loss for the three months ended March 31, 2011.  This increase in loss was primarily the result of increases in expenses as described above.

Nine months ended March 31, 2012 compared with the nine months ended March 31, 2011:

Revenue and Other income:

Our revenues for the nine months ended March 31, 2012 and March 31, 2011 were $3,724,069 and $440,652, respectively.  This increase of $3,283,417 was the result of a $1,141,240 increase in commercial product sales and a $2,142,177 increase in engineering and development revenues as compared to the nine months ended March 31, 2011. The increase in commercial product sales is principally attributable to the fulfillment of orders in our backlog and sales attributable sales of ZBB EnerStore and ZBB EnerSection systems, and to our Tier Electronics Power Conversion Systems business which we acquired in January 2011  Engineering and development revenues for the 2012 period consisted primarily of revenue recognized under the Honam Collaboration agreement which is being recognized over the estimated performance period through June 2012.  Engineering and development revenues for the 2011 period consisted of the final revenues under the AEST project.

Other income for the nine months ended March 31, 2012 reflects an increase in interest income of $6,579 compared to the nine months ended March 31, 2011, due primarily to increasing investment balances and $59,412 equity in loss of investee company.

Cost and Expenses and Other Expense:

Total costs and expenses for the nine months ended March 31, 2012 and March 31, 2011 were $11,736,075 and $7,212,991, respectively. This increase of $4,523,084 in the nine months ended March 31, 2012 was primarily due to the following factors:

●	$1,096,621 of costs of product sales during the fiscal 2012 period compared to $300,521 of costs of products sales during the fiscal 2011 period due to an increase in commercial product sales;

●
$998,521 of costs of engineering and development during the fiscal 2012 period compared to $0 of costs of engineering and development sales during the fiscal 2011 period due to activities related to engineering and development agreements;

●
Increase in advanced engineering and development expenses of $1,221,537 due to an increase in the Company’s engineering and development activities for its next generation EnerStore battery module and EnerSection PECC systems which include preproduction research and development and pilot plant operations;

●
Increase in selling, general, and administrative expenses of $762,850 was due primarily to a planned increase in sales, marketing and administrative personnel, which resulted in an increase in salaries and related expense of $312,000 and an increase of $541,000 due to the inclusion of Tier Electronics for nine months in fiscal 2012 compared to two months in fiscal 2011;

●
Increase in depreciation and amortization expenses of $744,076 primarily due to the amortization of intangible assets related to the Tier acquisition beginning in January 2011 and property, plant and equipment additions.

Interest expense increased $19,165 from the amount reported for the fiscal year 2011 period due to the notes payable to related to the acquisition of Tier Electronics LLC and the Wisconsin Department of Commerce.

Income Taxes (Benefit):

During the nine months ended March 31, 2012, we recorded a $219,400 benefit for income taxes which represents a pro rata estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2012 related to the qualified expenditures we incurred during the nine months ended March 31, 2012.  The Company recorded an estimated tax refund receivable of $180,000 as of March 31, 2011for the estimated refund related to qualified expenditures during the nine months ended March 31, 2011 related to a refundable research and development tax credit refund for the fiscal year ended June 30, 2011.

Net Loss:

Our net loss for the nine months ended March 31, 2012 increased by $1,137,279 to $7,878,643 from the $6,741,364 net loss for the nine months ended March 31, 2012.  This increase in loss was primarily the result of increases in expenses as described above.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and government and other research and development contracts.  Total paid in capital as of March 31, 2012 was $68,334,658 and $60,777,286 as of June 30, 2011.   We had a cumulative deficit of $63,222,326 as of March 31, 2012 compared to a cumulative deficit of $55,343,683 as of June 30, 2011.  At March 31, 2012 we had a working capital deficit of $1,122,029 compared to a June 30, 2011 working capital surplus of $712,109.  Our total equity as of March 31, 2012 and June 30, 2011 was $5,361,253 and $4,156,510, respectively.  We expect additional capital expenditures for property and equipment during fiscal 2012 to approximate $400,000.

On August 30, 2010 we entered into an amended and restated securities purchase agreement (the “Socius Agreement”) with Socius CG II, Ltd. (“Socius”). Pursuant to the Socius Agreement we had the right over a term of two years, subject to certain conditions, to require Socius to purchase up to $10 million of redeemable subordinated debentures and/or shares of redeemable Series A preferred stock in one or more tranches.  The debentures bear interest at an annual rate of 10% and the shares of Series A preferred stock accumulate dividends at the same rate.  Both the debentures and the shares of Series A preferred stock are redeemable at our election at any time after the one year anniversary of issuance.  Neither the debentures nor the Series A preferred shares are convertible into common stock.  Shares of Series A preferred stock were authorized in November 2010.  Upon authorization, the outstanding debentures were automatically converted into shares of Series A preferred stock. Under the Socius Agreement, in connection with each tranche Socius was obligated to purchase that number of shares of our common stock equal in value to 135% of the amount of the tranche at a per share price equal to the closing bid price of the common stock on the trading day preceding our delivery of the tranche notice. Socius had the option to pay for the shares it purchased at its option, in cash or with a secured promissory note. In connection with the May 2012 Note transaction described below on May 7, 2012 we sent notice to Socius to terminate the Socius Agreement.

During the nine months ended March 31, 2012 we delivered a total of three tranche notices under the Socius Agreement pursuant to which Socius purchased from us $2,197,240 of preferred stock.   In connection with the tranches, Socius purchased 4,132,553 shares of common stock for a total purchase price of $2,966,275 and at a per share weighted average purchase price of $0.72. Socius paid for the shares of common stock it purchased with collateralized promissory notes maturing the later of four years or when we have redeemed all preferred stock issued by us to Socius under the Socius Agreement.

On January 31, 2011 we filed with the SEC a universal shelf registration statement on Form S-3 covering the offer and sale from time to time of up to $25 million equity, debt and other securities as described in the registration statement. The SEC declared this registration statement effective on March 21, 2011.  While we do not have any immediate plans to offer securities under this shelf registration, it is intended to give the Company the flexibility to take advantage of financing opportunities as needed or deemed desirable in light of market or other conditions.

On January 30, 2012 and February 1, 2012 we entered into Stock Purchase Agreements with certain investors including certain members of the Company’s Board of Directors and management providing for the issuance of a total of 4,431,603 shares of the Company’s common stock for an aggregate purchase price of $3,165,000 at a weighted average price per share of $0.71.  The closing took place on February 7, 2012.  The net proceeds to the Company, after deducting $308,049 of offering costs, were $2,856,954.

On February 26, 2012 we filed with the SEC a registration statement on Form S-1 covering an underwritten public offering of $10 million of shares of common stock.

On May 1, 2012, we entered into Securities Purchase Agreements with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes (the “Notes”).  The Notes, which will mature on August 31, 2012, were issued to investors with a principal amount equal to the investor’s subscription amount times 110% and will not bear interest except following default.  The Notes are convertible into shares of common stock of the Company at an exercise price equal to $0.53, which was the closing price of the common stock on May 1, 2012 (the “Conversion Price”).  In connection with the Notes, the Company entered into a security agreement with the lenders providing for a security interest in all of the assets of the Company and certain subsidiaries of the Company.  In connection with the purchase of Notes, each investor received a five-year warrant to purchase a number of shares of Common Stock equal to 55% times such investor’s investment in the Notes divided by the Conversion Price at an exercise price equal to the Conversion Price.  Certain directors and officers of the Company invested $330,000 in the Notes. The proceeds to the Company were approximately $2,210,000. The Company expects to incur financing cost of approximately $250,000 in connection with the issuance of the Notes.

On December 13, 2011, the Company entered into Stock Purchase Agreements with a strategic investor previously known to the Company and certain Company officers and directors providing for the issuance of a total of 1,167,340 shares of common stock for an aggregate purchase price of $875,505 at a price per share equal to $0.75 which was the closing price of the Company’s common stock on December 12, 2011.  On December 14, 2011, the Company entered into Stock Purchase Agreements with certain investors providing for the issuance of a total of 1,425,000 shares of the Company’s common stock for an aggregate purchase price of $1,011,893 at a price per share of $0.7101 which was the closing price of the Company’s common stock on December 13, 2011.  The closing for both transactions took place on December 16, 2011.  The net proceeds to the Company after deducting $84,343 of offering costs were 1,803,055.

Our investment capital requirements will depend upon numerous factors, including our ability to control expenses, the progress of our engineering and development programs, the success of our marketing and sales efforts and our ability to obtain alternative funding sources such as government grants.  In order to actively manage financing risk, the board of directors has worked with management to carefully consider financing alternatives and to implement cost containment measures.  Actions taken by the board of directors and management in fiscal 2012 include: 1) actively pursue additional sources of capital to fund working capital and operating needs; 2) pursue government grant and federal stimulus package opportunities; 3) file a new $25 million universal shelf registration statement with the SEC as well as a registration statement on Form S-1covering an underwritten public offering as described in further detail above; and 4) pursue potential strategic transactions such as the Tier acquisition, Honam collaboration and China Joint Venture through which we may grow our business and/or obtain non-dilutive financing.

We believe we have sufficient working capital to fund our operations through June 30, 2012.  We will require substantial additional investment capital to fund our operations.  We are currently exploring various possible financing options that may be available to us. In particular, as described in the registration statement on Form S-1 filed by us with the SEC on February 26, 2012, we are currently contemplating an underwritten public offering of $10 million of shares of common stock.  However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If we are unable to obtain such needed capital, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations.

Operating Activities

Our operating activities used net cash of $6,489,517 for the nine months ended March 31, 2012.  Cash used in operations resulted from a net loss of $8,009,882 reduced by $2,113,314 in non-cash adjustments and increased by $592,949 in net changes to working capital.  Non-cash adjustments included $918,080 of stock based compensation expense, and $1,135,822 of depreciation and amortization expense.  Net changes in working capital was primarily due to an increase in inventories of $669,990 offset by an increase in accounts payable of $784,483.

Investing Activities

Our investing activities used net cash of $3,186,519 for the nine months ended March 31, 2012, resulting from cash used for the purchase of property and equipment and the Company’s investment in the China joint venture company.

Financing Activities

Our financing activities provided net cash of $7,687,868 for the nine months ended March 31, 2012.  Net cash provided by financing activities was comprised of $2,197,240 in proceeds from issuance of preferred stock under the Socius Agreement, $5,052,401 in proceeds from the issuance of common stock, and $1,546,062 in proceeds from the noncontrolling interest offset by repayments of $529,273 of principal on bank loans and notes payable, $93,579 in deferred offering and financing costs and $484,983 in common stock issuance costs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2012.

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

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                      MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

On August 30, 2010, the Company entered into an amended and restated securities purchase agreement ("Socius Agreement") with Socius CG II, Ltd. ("Socius"). On May 7, 2012 we sent a notice to Socius to terminate the Socius Agreement.

ITEM 6.                      EXHIBITS

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZBB ENERGY CORPORATION

May 7, 2012	By:	/s/Eric C. Apfelbach
	Name:	Eric C. Apfelbach
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 7, 2012	By:	/s/ Will Hogoboom
	Name:	Will Hogoboom
	Title:	Chief Financial Officer
(Principal financial officer and
Principal accounting officer)

EXHIBIT INDEX
Item 6 Exhibits:

Exhibit No.	Description	Incorporated by Reference to

10.1	Form of Stock Purchase Agreement, dated February 1, 2012	Current Report on Form 8-K filed on February 2, 2012
10.2	Form of Stock Purchase Agreement, dated January 31, 2012	Current Report on Form 8-K filed on February 2, 2012
10.3	Placement Agency Agreement between ZBB Energy Corporation and MDB Capital Group, LLC, dated February 1, 2012	Current Report on Form 8-K filed on February 2, 2012
10.4	Second Amendment to Letter Agreement between ZBB Energy Corporation and Daniel Nordloh dated March 23, 2012	Amendment No. 1 to Registration Statement on Form S-1 filed on April 10, 2012
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files