Form 10-K
period 2012-06-30
ZBB ENERGY CORP
filed 2012-09-19
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 001-33540

(Exact name of registrant as specified in its charter)

Wisconsin	39-1987014
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
N93 W14475 Whittaker Way, Menomonee Falls, Wisconsin	53051
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	(262) 253-9800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No   ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2011, which was the last business day of the registrant's most recently completed second fiscal quarter, was $25,524,825.

The number of shares of the registrant’s Common Stock outstanding as of September 19, 2012 was 77,568,535.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2012. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ZBB ENERGY CORPORATION

2012 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

The following discussion should be read in conjunction with our accompanying Consolidated Financial Statements and Notes thereto included within this Annual Report on Form 10-K.  In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors.  However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the cost and timing of developing our products and our ability to raise the necessary capital to fund such development costs; market acceptance of our ZBB EnerStore™ and ZBB EnerSection™ systems and other new products; our ability to grow rapidly while successfully managing our growth; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs and improve our global supply chain; our ability to demonstrate system reliability for both our ZBB EnerStore and ZBB EnerSection products; our ability to successfully expand our product lines; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to manufacture products on a large-scale commercial basis; our ability to retain our managerial personnel and to attract additional personnel; the successful management of our international operations, including our international joint ventures; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; and other risks and uncertainties discussed under Item 1A—Risk Factors.  Readers should not place undue reliance on our forward-looking statements.  These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance.  Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

Item 1. Business

ZBB Energy Corporation (“ZBB,” “we,” “us,” “our,” or the “Company”) develops and manufactures distributed energy storage solutions and systems based upon the Company’s proprietary zinc bromide rechargeable electrical energy storage technology and proprietary power electronics systems. A developer and manufacturer of modular, scalable and environmentally friendly power systems (“ZBB EnerSystem™”), ZBB was incorporated in 1998 and is headquartered in Menomonee Falls, Wisconsin, USA with offices also located in Perth, Western Australia. In January 2011, the Company acquired substantially all of the net assets of Tier Electronics LLC, and in December 2011, the Company contributed cash and certain assets to ZBB PowerSav Holdings Limited, which contributed assets to a joint venture in China.

We provide advanced electrical power management platforms targeted at the growing global need for distributed renewable energy, energy efficiency, power quality, and grid modernization. We and our power electronics subsidiary, Tier Electronics LLC, have developed a portfolio of intelligent power management platforms that directly integrate multiple renewable and conventional onsite generation sources with rechargeable zinc bromide flow batteries and other storage technology. The Company also offers advanced systems to directly connect wind and solar equipment to the grid and control systems that can form various levels of microgrids. Tier Electronics LLC participates in the energy efficiency markets through its hybrid vehicle control systems, and power quality markets with its line of regulation solutions. Together, these platforms solve a wide range of electrical system challenges in global markets for utility, governmental, commercial, industrial and residential end customers.

The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries, Tier Electronics LLC which operates manufacturing facilities in Menomonee Falls, Wisconsin, ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.), which has an advanced engineering and development facility in Perth, Australia and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong, which was formed in connection with the Company’s investment in a China joint venture. A former wholly-owned subsidiary, ZBB Technologies, Inc., was merged with and into ZBB on January 1, 2012.

Our Products

These are disruptive times for the power industry and it must change to meet the challenges of a grid built on old technology and expensive diesel generated electricity. With an abundance of renewable energy generation in the U.S. and the rest of the world, the problem is that the network can't utilize the added generation to the right loads because there is only a limited ability to store electricity. This is where ZBB’s products are game changers, utilizing our technology to integrate uncontrolled power flows into economical, clean and reliable power systems. We provide a current, timely solution to a growing worldwide grid problem.

ZBB energy storage and power control technologies are used in grid-tied and grid-independent configurations for a variety of applications and markets that benefit from the convergent value streams afforded by ZBB’s ability to provide consistent and reliable power from multiple, inherently variable renewable or conventional energy sources.

 Advanced Energy Storage

ZBB EnerStore™ flow batteries are modular and scalable, self-contained and front accessible – making them ideal for distributed energy projects whether on or off the grid. The ZBB EnerStore captures multiple value streams including time shifting, firming of renewables, load management and system backup.

ZBB EnerStore zinc-bromide flow batteries provide:

·	The lowest cost of ownership over a 20-year design life in bulk energy storage applications

·	5x the energy density of vanadium redox flow battery designs

·	A patented, integrated DC bus design requiring no onsite wiring for DC power connections

·	A black-start capable system with no external auxiliary power input required

·	A modular, redundant and scalable architecture from 50 kWh to 2 MWh or more from a single point of system connection

·	Wide ambient operating temperature range with no external structures or climate controlled enclosures required for outdoor placement

·	A system requiring no additional ventilation, fire suppression or spill containment needed for indoor locations

While ZBB does manufacture flow battery technology, we are storage agnostic for our systems. ZBB makes it easy to take advantage of the cost and performance characteristics associated with a variety of types of storage technologies, as the optimal solution for a given application may come in the form of a hybridized set of storage solutions. ZBB works with numerous manufacturers of a variety of storage technologies to ensure delivery of the best platform to the customer.

Power Electronic Systems

The ZBB EnerSection™ power and energy control center provides a firm, dispatchable, renewable and back-up power plant for everyday energy management and emergency operations, when needed. Its configurable architecture integrates multiple AC and DC power generation sources together with one or many different types of energy storage units combined with any blend of utility grid-tie inverters, stand-alone inverters for off-grid AC power and/or DC outputs to provide DC power.

The ZBB EnerSection power and energy control center is:

·	The heart of the ZBB EnerSystem™ — for a single point of connection to all connected power sources and storage

·	A universal, modular design integrating any power input and output with any storage device via discrete power electronic ‘buckets’

·	Easily expanded or modified in the field; with no software reconfigurations

·	A system with inverters that are ETL certified to the UL1741 standard

·	Patented with a common DC bus seamlessly hybridizing multiple battery traits —providing a fast response with long discharge bulk storage as needed

·	Rated up to 500kW AC power per platform

·	A system with a wide temperature range of -22°F to 122°F / -30°C to 50°C

•	Available with additional AC and/or DC output ‘buckets’ for continuous, grid independent power supply to critical loads onsite

•
Customizable with an optional ZBB Grid Isolation Device (GID) which automatically provides both normal and backup power supply with controls to isolate power to and from the grid supply, while connecting customer loads with onsite generation and storage during outages, then seamlessly reconnects to the normal grid operation when grid service is restored

Integrated Power Management Platform and Energy Storage

The ZBB EnerSystem™ integrated energy management platform brings it all together by combining the power and energy controls of its ZBB EnerSection and advanced energy storage with its ZBB EnerStore battery, or a hybrid of various energy storage technologies, to optimize local, renewable energy resources and other power inputs from any source.

ZBB EnerSystem Integrated Power Management System and Energy Storage

The ZBB EnerSystem:

•	Optimizes and integrates multiple, often intermittent energy sources into power that is manageable, cost-effective, clean, safe and secure

•	Includes the ZBB EnerSection, a hybrid power conversion and intelligent energy management system

•	Is configurable, modular, flexible and scalable for on-grid, off-grid and/or grid-as-backup (grid conversion)

•	Has an open architecture that integrates multiple, simultaneous renewable energy sources including the grid as an input, with AC and/or DC critical power outputs

•	Combines with energy storage, like the ZBB EnerStore or in a Hybrid Storage configuration that ensures continuous power regardless of momentary ramps up and down in generation supply and load demand

•	Is factory-built and tested as a unique configuration for each customer application

The ZBB EnerSystem can be configured with a variety of storage technologies to create the most optimal solution for a given application. Each unique platform configuration provides an intelligent management system to realize multiple value streams including demand charge avoidance, enabling a higher penetration of renewables, management of DC circuits, avoiding turning loads off due to “Demand Response” and saving money by peak shaving or time shifting to lower rates.

ZBB Platforms

ZBB energy storage and power control platforms are used in Grid Interactive, Grid Independent, and Grid Conversion environments for a variety of applications across all markets, both domestic and abroad. There are numerous value streams created by ZBB’s ability to provide consistent and reliable power from multiple, inherently variable, renewable energy sources.

Grid Interactive (Grid-Tied)
When connected to a stable grid, the ZBB EnerSystem can be used as a bi-directional, hybrid conversion platform, integrating multiple renewable and/or conventional power sources with energy storage.  It provides for steady state output, emergency power supply and/or arbitrage pricing schemes to and from the utility supply.

Grid Independent (Off Grid)
When grid power is cost prohibitive, sporadic or completely unavailable, the ZBB EnerSystem supports the integration of nearly any combination of on-site power generating sources — creating a reliable microgrid.  ZBB’s system allows for electrical cost savings and a reduction of diesel fuel power generation.

Grid Conversion (Grid as Input)
When energy is inconsistent, ZBB’s platform allows the grid to be used as a one way input to provide continuous power flows from connected resources – improving overall power availability.  This platform isolates the load from various grid disturbances, variability of renewable sources, and minimizes the need to switch to or start-up diesel gen sets.

Target Markets by Application

Whether connected to the grid or not, ZBB’s power and energy control solutions are used in a variety of applications and markets. The primary users of our energy storage systems are expected to be utility companies at the distribution level, commercial/industrial users and remote off-grid applications.

Microgrids
In applications where power is inconsistent, unreliable or relies on diesel generators, the ZBB EnerSystem provides a microgrid solution that can function as an autonomous island of power during times of emergency.  With intelligent power management and storage, the ZBB EnerSystem uses a mix of energy sources, reduces dependence on diesel fuel power generation and avoids service interruptions providing grid stability even with increasing amounts of distributed renewable generation.  The benefits of the ZBB EnerSystem in this application include:

• Reduce costly demand charges and peak rates
• Instant back-up power in combination with or in lieu of a diesel gen set
• Use normally ‘stranded assets’ during grid outages
• Modular and configurable architecture that is adaptable and scalable
• Transportable design allows for use in temporary bottlenecks and mobile platform needs

Commercial Buildings
Commercial building energy use in the United States is extremely high, and with the cost of energy and the risk of energy reliability both rising — large power consumers are positioning themselves to be more energy independent.  Commercial building owners, managers and integrators can reduce costs, integrate renewables with storage and smart grid interface, minimize the use of diesel generators, and improve the reliability, security and efficiency of electric power with a ZBB EnerSystem.  The benefits of the ZBB EnerSystem in this application include:

• Minimize peak loads
• Participate in utility demand response programs without curtailing operations
• Maintain critical systems during power outages or failures
• Dampen the impact of Level 3 EV Fast Charging
• Gain greater efficiency and improve reliability using a DC distribution system
• Participate in Federal and State tax credits and grants

Remote/Off-Grid
A remote or off-grid microgrid is usually built in areas that are a far distance from any transmission and distribution infrastructure and, therefore, have no connection to the utility grid. Remote microgrids operate in island mode 24/7 and are never connected to the grid.  A ZBB EnerSystem can help provide clean, reliable electricity in remote off-grid environments by reducing or eliminating the use of diesel generators and lead-acid batteries.  The benefits of the ZBB EnerSystem in this application include:

• Greatly reduce the use of generator fuel and challenges of frequent, challenging deliveries
• Minimize generator run-time, improve output efficiencies and reduce maintenance needs
• Optimize intermittent renewable sources
• Reduce complex system design, installation and operational architecture
• Displace bulky and costly lead-acid battery sets
• Lower cost for communication towers and provide remote power

ZBB technology enables alternative energy growth and deployment. Specifically, we address the following issues in our target markets:

Renewable Energy

Renewable energy sources can be optimized to offer firm supply using the ZBB EnerSystem. As solar and wind production is naturally variable, it rarely meets peak demand.  However, wind and solar power can be stored during hours of peak production (wind at night, solar during the day) regardless of demand, and then be discharged to supplement traditional generation when renewable output is lower during needed demand windows.

Smart Grid

The goal of the Smart Grid is to maximize the efficiency and reliability of the existing infrastructure as well as accommodate the continued integration of renewable power resources, however, the growth of the Smart Grid will depend on cost effective energy storage.

Utilizing an integrated management platform is key to establishing “off grid” and “Smart Grid” electrical systems.  Since emission producing diesel generator sets are polluting, costly to maintain, and as fuel costs continue to rise, interest in renewable generation for off grid and back-up power applications has been accelerating.

A ZBB EnerSystem with renewable energy sources, deployed as an integrated solution to the problem, results in a reliable turnkey system capable of operating independent from the utility grid or as a Smart Grid solution. These systems can be used anywhere, including remote areas of the world where grid power can be sporadic or completely unavailable, or for consumers who prefer to operate off the grid.

Energy stored throughout the grid can provide dispatchable power to address peak power needs, decreasing the use of expensive plants that utilities power up as a last resort when demand spikes, making the network less volatile. Energy storage is crucial for making the most of variable renewable energy sources once they’re connected to the grid.

Commercial Users

A ZBB EnerStore can be charged during low cost off-peak periods when energy rates (kWh) and peak demand charges (kW) are low, and discharged during higher cost on-peak hours. Demand charges and the differential between on-peak and off-peak charges are two of many factors in the cost/benefit analysis. The economic advantages result from the reduction of peak demand/capacity charges deferred during on-peak hours and the difference in energy prices from off-peak to on-peak.

Marketing and Sales

Over the course of the last year, we have focused our sales and marketing organization and evolved the marketing and sales tools to develop new business opportunities that leverage our capabilities in advanced energy storage and power electronics. The team continues to win projects that demonstrate the value of ZBB’s technologies, and we are working to build a project pipeline of commercial applications that are repeatable and scalable. Our sales and marketing team is paving the way for larger bookings targets as the North American market expands renewable energy integration and grid modernization. ZBB is well positioned for growth in our targeted vertical markets and other applications across global markets.

An important component of our marketing and sales strategy is to work with strategic partners in the United States and abroad who can help us achieve our business goals. ZBB has formalized and is executing on joint development and joint venture agreements in North America, South Korea and China, and will continue to evolve strategic relationships in geographic markets that offer rapid and substantial growth opportunities. These strategic partners offer numerous benefits, such as market entry and penetration, financial consideration, technical complement, government relationships and integration as well as support services. A small but growing company, we continue to demonstrate the ability to accomplish global reach and create strong partnerships that allow us to rapidly advance market penetration and technology development.

We have partnered with a number of organizations in the transformation of ZBB into a commercial Company. These are some recent significant business highlights:

•
As of July 2012, three 50kWh ZBB EnerStore systems were shipped to Hawaii as part of Pualani Manor's new state-of-the-art elevator system that utilizes power from the grid and renewable energy. The system manages the energy usage from a 20kW photovoltaic array that also allows the elevator to be operated during emergency situations and extended power outages. With the expandable, modular, and scalable ZBB EnerStore units, the non-profit mid-rise, multi-family apartment can add more inputs of photovoltaic (solar) or other alternative energy sources and/or additional storage devices in the future.

•
In July 2012, ZBB successfully commissioned a 500kWh ZBB EnerSystem for use in a microgrid application at the Illinois Institute of Technology (IIT) Campus in Chicago, Illinois; utilizing ZBB EnerStore advanced energy storage technology and ZBB EnerSection inverter modules. The ZBB EnerSystem is a component of the "Perfect Power" micro grid system at IIT and the first energy distribution system of its kind in the United States.

•
In May 2012, ZBB was awarded a contract to provide a ZBB EnerSystem integrated power management system for a microgrid installation at the Joint Base Pearl Harbor Hickam (JBPHH) U.S. Military base in Honolulu, Hawaii as part of the DoD’s SPIDERS Microgrid Program.

•
ZBB received ETL certification to UL 1741 for the 25kW grid-tie inverter module of its ZBB EnerSection in January 2012. The certification incorporates IEEE 1547 requirements for the interconnection of distributed generation (DG) resources. At this time, ZBB is the only storage and power control manufacturer that has grid-tie certification.  ZBB received a U.S. patent relating to the Company's ZBB EnerSection in August 2011.  In August 2012, ZBB received ETL certification to UL 1741 for the 125kW grid-tie inverter module of its ZBB EnerSection.

•
In December 2011, ZBB Energy's China Joint Venture Company Anhui Meineng Store Energy Co., Ltd. received its official business license registration to take its products into China's high growth market.  As a direct result of the joint venture, contracts have been secured for installation of ZBB EnerSystems at an energy storage technology test center and a government building demonstration site.

•
In December 2011, ZBB signed a Joint Development Agreement with a multi-billion dollar US technology company to co-develop flow batteries with the objective of developing low cost, high energy density grid scale flow battery stacks and systems that could lead to a significant cost reduction for grid level storage.

•
ZBB formed a joint development collaboration partnership with Honam Petrochemical, Corp. in April 2011, allowing Honam exclusive rights to manufacture and sell the ZBB EnerStore within Korea.  In October 2011, ZBB and Honam shipped a ZBB EnerSystem for South Korea's Jeju Island Smart Grid Test-Bed.

Market Opportunities and Challenges

Presently our highest value market opportunities are the vertical markets consisting of industrial and commercial buildings, microgrids and remote grids.  These vertical markets benefit from different value streams depending on the region of the world, but they share the common objectives of looking to simply and cost effectively ensure power quality, integrate renewables, minimize use of diesel generators and have the opportunity to operate independent of the commercial grid.

Our near-term market growth initiatives are focused on opportunities for repeatable design wins serving applications in the vertical markets that comprise our current order backlog, and utilize our Grid Interactive, Grid Independent, and Grid Conversion platforms in domestic and international markets.

The commercial and industrial buildings vertical market we serve benefits from the “customer side of the meter” in geographies that reduce costs by eliminating demand charges, time shifting from peak rates, reducing or eliminating costly diesel and leveraging greater use and diversity of renewable energy sources by managing intermittency.  There is a tremendous opportunity to win repeat orders in this vertical market in regions such as Hawaii that can immediately benefit from the aforementioned value streams, and in international markets because we can firm load power in regions where the grid offers poor power quality and is generally unstable and unreliable.

The micro grid and remote grid vertical markets benefit financially and strategically from ZBB’s capabilities, in that they are often minimizing the use of diesel by prioritizing and optimizing renewables while at the same time lessening dependence on the commercial grid. We have announced a number of contract wins for micro grid and remote grid applications, many of which are serving the Department of Defense, further establishing ZBB as the new standard for intelligent, integrated power management solutions.  We have additional defense related projects in our pipeline, as well as remote grid applications serving the private commercial building market.  These are grid independent applications that, if not for our capabilities, would often be completely reliant on diesel for their power requirements.

In the grid-tied micro grid commercial building market, we recently announced the successful commissioning of our ZBB EnerSystem for the Illinois Institute of Technology's "Perfect Power" Micro Grid Project, and have numerous additional prospects in this space where customers are benefiting from critical system backup, load-shifting, peak load reduction, and improved integration of distributed renewables. Such installations are also to be used for offsetting the huge demands on the grid of electric vehicle charging stations by storing off-peak power for use during day-time peak charging periods, acting as a shock absorber between the charging station and the grid.

Our international partners in China (Meineng Energy) and South Korea (Honam Petrochemical) are pursuing and contracting numerous opportunities solving various regional and market specific power issues, with the intent of leveraging those that prove to have the best near term adoption for longer term revenue growth and profitability.

Meineng Energy is now operating in a new, state-of-the-art factory designed for an annualized nameplate capacity rated at 100MWh of energy storage and power control products. The 3,000 square meter production area is configured to assemble and test the full suite of ZBB Energy advanced energy storage and power electronics products.

We recently announced that ZBB and Honam Petrochemical achieved all of the milestones set forth in our Joint Development Agreement, and are currently discussing manufacturing ramp and joint marketing entry plans.

There are additional international markets with vertical specific targets that will play a significant role in our global growth, and our technology is designed to be easily adapted to region specific requirements to leverage a number of the same value streams present in the markets we serve today. We intend to align with strong regional partners as we enter additional international markets, and have active discussions with prospective strategic partners that offer the capabilities critical to achieving success in high growth, offshore markets.

Domestically and internationally, we anticipate the fact that our technologies can in fact serve as utility controlled assets on the grid will be a significant consideration as utilities search for ways to monetize distributed renewables as they continue to gain parity with the grid.  Off grid telecommunication towers and rapid electric vehicle charging are also targets for the form and function of our technology as it generally exists today.

Longer term vertical market considerations, such as for larger scale utility applications, are of interest, and our technology lends itself to scaling to larger block kWh hour sizes from our current block of 50 kWh units, we can scale for larger utility scale applications and decrease per kWh cost.

In the markets presently served, we are often replacing/offsetting use of commercial diesel generators and “business as usual” practices.  We are storage agnostic, in that the ideal battery for every application and operating environment does not exist.  We have booked projects that utilize other types of energy storage in conjunction with our ZBB EnerSection power and energy control technology, as well as hybridized platforms combining other technologies with our ZBB EnerStore flow battery.  By hybridizing technologies, we can ensure that loads get exactly the power needed for the duration required in a wide range of applications and operating environments.

We have a substantial backlog of orders serving diverse yet targeted markets and applications, indicating that there are a number of initial adopters investing in our technology as the answer to burning diesel fuel and operating with a “business as usual” mindset.

Competition

As discussed elsewhere in this Business section of this Annual Report on Form 10-K, we believe our technologies and products provide us with certain competitive advantages in the markets we serve.  Among other such advantages, as a result of our receipt of ETL certifications to UL 1741 for our 25kW and 125kW EnerSection grid-tie inverter modules, at this time, we believe we are the only storage and power control manufacturer that has grid-tie certification.  However, even with these advantages, the market for renewable energy products and services is intensely competitive and continually impacted by evolving industry standards, rapid price changes and product obsolescence.  Our competitors include many domestic and foreign companies, most of which have substantially greater financial, marketing, personnel and other resources than we do.  Although we believe that the advantages described above and elsewhere in this Business section of this Annual Report on Form 10-K position us well to be competitive in our industry, as a small company, we are and will continue to be at a competitive disadvantage to most of our competitors, which include larger, established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we do.

Intellectual Property

Our market position depends in part upon our ability to obtain and maintain intellectual property (IP) protection for our products, technology and know-how. In addition, we must operate without infringing the proprietary rights of others and prevent others from infringing on our proprietary rights. We seek to protect our IP by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and conduct of our business. We also rely on trademarks, trade secrets, know-how and continuing technological innovation to evolve and ensure our proprietary position.

We continue the strategic international filing of patents for the ZBB EnerSection power and energy control technology patent, issued in August of 2011, and have filed for patents on enhancements to the ZBB EnerSection in July of 2012.  We are also pursuing patents in several other areas, including power electronics hardware and control concepts as they relate to our ZBB EnerStore advanced energy storage battery, ZBB EnerSection power and energy control center, as well as, other power electronics products.  On an ongoing basis we evaluate and strategize as to the best means of protecting additional technologies related to each of the company’s core product areas; power electronics, energy storage and system integration and control.

In some circumstances we rely on trade secrets to protect our technology, and seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, advisors and other contractors.

We use trademarks on some of our products, and have registered our ZBB EnerStore™, ZBB EnerSection™, ZBB EnerSystem™ and ZBB EnerTower™ marks in the United States and internationally.

Advanced Engineering and Development

Currently, our primary advanced engineering initiatives are:

●	The advancement of our zinc bromide flow battery technology both internally and in cooperation with strategic partners;

●	Development of additional versions of the ZBB EnerSection, both larger and smaller;

●	Expansion of the existing ZBB EnerSection plug-and-play module portfolio;

●	Advancement of our remote monitoring and control platforms; and

●
Development of additional power electronics and control technologies from our Tier Electronics group that support the ZBB EnerSection as well as products for the renewable energy, alternative energy, and power quality markets.

The goal of these projects is to substantially reduce manufacturing costs, improve performance and expand the capabilities of our products. Our advanced engineering and development expense and cost of engineering and development revenues totaled approximately $7.2 million and $4.0 million in the years ended June 30, 2012 and 2011, respectively. We also had engineering and development revenues of approximately $2.5 million and $0.9 million in the years ended June 30, 2012 and 2011, respectively.

Employees

ZBB currently has an aggregate of 69 full time employees, of which 67 are located at our U.S. manufacturing and corporate headquarters in Wisconsin, and two are employed at our Research and Development facility in Australia. Tier Electronics has 13 full time employees at its manufacturing facility in Menomonee Falls, WI.  We expect staffing numbers to increase as our business grows and new production equipment is deployed in accordance with our business expansion plans.

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

Item 1A.Risk Factors

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

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.20 to a high of $6.00 since June 18, 2007, the first day our stock was traded on the NYSE MKT (formerly NYSE Amex).  Many factors could have a significant impact on the future price of our common stock, including:

•	the various risks and uncertainties discussed below;

•	general domestic and international economic conditions and other external factors;

•	general market conditions; and

•	the degree of trading liquidity in our common stock.

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

For the three-month period ended June 30, 2012, the daily trading volume for shares of our common stock ranged from 16,800 to 2,774,800 shares traded per day, and the average daily trading volume during such three-month period was 228,403 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

We have incurred losses and anticipate incurring continuing losses.

For the year ended June 30, 2012, we had revenues of $4,805,568. During this period, we had a net loss of $13,710,226 after deducting the net loss attributable to the noncontrolling interest. For the year ended June 30, 2011, we had revenues of $1,802,610. During this period, we had a net loss of $8,449,006. There can be no assurance that we will have income from operations or net income in the future.  As of June 30, 2012 we had an accumulated deficit of $69,053,909. We anticipate that we will continue to incur losses until we can produce and sell a sufficient number of our systems to be profitable. However, we cannot predict when we will operate profitably, if ever. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We may need additional financing.

We have incurred losses since inception and expect to continue to incur losses until we are able to significantly grow our revenues.  Accordingly we may need additional financing to maintain and expand our business, and such financing may not be available on favorable terms, if at all.  In the event that we issue any additional equity securities, investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  Further, any such issuance may result in a change in control.

If we need funds and cannot raise them on acceptable terms, we may not be able to:

•	execute our growth plan;

•	take advantage of future opportunities, including synergistic acquisitions;

•	respond to customers and competition; or

•	remain in operation.

We may issue debt and/or senior equity securities in the future which would be senior to our common stock upon liquidation.  Upon liquidation, holders of our debt securities, senior equity securities and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.

Our industry is highly competitive and we may be unable to successfully compete.

We compete in the market for renewable energy products and services which is intensely competitive.  Evolving industry standards, rapid price changes and product obsolescence also impact the market. Our competitors include many domestic and foreign companies, most of which have substantially greater financial, marketing, personnel and other resources than we do.  Our current competitors or new market entrants could introduce new or enhanced technologies, products or services with features that render our technologies, products or services obsolete or less marketable.  Our success will be dependent upon our ability to develop products that are superior to existing products and products introduced in the future, and which are cost effective. In addition, we may be required to continually enhance any products that are developed as well as introduce new products that keep pace with technological change and address the increasingly sophisticated needs of the marketplace. Even if our current technologies prove to be commercially feasible, there is extensive research and development being conducted on alternative energy sources that may render our technologies and protocols obsolete or otherwise non-competitive.

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

Our ability to achieve significant revenue growth will be dependent on the successful commercialization of our new products, including our third generation ZBB EnerStore zinc bromide flow battery and ZBB EnerSection power and energy control center.

We anticipate that a substantial majority of our revenue in fiscal year 2013 will come from new products, including our third generation ZBB EnerStore zinc bromide flow battery and ZBB EnerSection power and energy control center.  If these new products do not meet with market acceptance, our business, financial condition and results of operations will be adversely affected.  A number of factors may affect the market acceptance of our new products, including, among others:

•	the price of our products relative to other products either currently available or subsequently introduced;

•	the perception by potential customers and strategic partners of the effectiveness of our products for their intended purposes;

•	our ability to fund our manufacturing, sales and marketing efforts; and

•	the effectiveness of our sales and marketing efforts.

Our products are and will be sold in new and rapidly evolving markets.  As such, we cannot accurately predict the extent to which demand for these products will increase, if at all.  We do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to allow our business to grow.  To succeed, demand for our products must increase significantly in existing markets, and there must be strong demand for products that we introduce in the future.  The commercial success of our new products is also dependent on the design and development of an efficient and cost-effective means to integrate such products into existing electrical systems.

To achieve profitability, we will need to lower our costs and increase our margins, which we may not be able to do.

To achieve profitability we will need to lower our costs and increase our margins.  A major focus for us for fiscal 2013 is to improve our global supply chain and reduce our costs.  These efforts may fail due to unforeseen factors. Our failure to lower our costs could make our products less competitive and harm our ability to grow our revenues.  Our inability to lower our costs and increase our margins could have a materially adverse effect on our results of operations.

If our products do not perform as promised, we could experience increased costs, lower margins and harm to our reputation.

We anticipate that a substantial majority of our revenue in fiscal year 2013 will come from new products, including our third generation ZBB EnerStore zinc bromide flow battery and ZBB EnerSection power and energy control center.  The failure of these or other products to perform as promised could result in increased costs, lower margins and harm to our reputation which could have a material adverse effect on our business and financial results.

To succeed, we will need to rapidly grow and we may not be successful in managing this rapid growth.

In order to successfully grow our revenues and become profitable, we will need to grow rapidly but if we fail to effectively manage this growth; our business could be adversely affected.  Rapid growth will place significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, we may fail to timely deliver products to our customers in sufficient volume or the quality of our products could suffer, which could negatively affect our operating results. To effectively manage this growth, we will need to hire additional personnel, and we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures.  As we move forward in commercializing our new products, we will also need to effectively manage our manufacturing and marketing needs, which represent new areas of oversight for us.  These additional employees, systems enhancements and improvements will require significant capital expenditures and management resources. Failure to successfully implement these improvements could hurt our ability to manage our growth and our financial position.

Our relationships with our strategic partners may not be successful and we may not be successful in establishing additional partnerships, which could adversely affect our ability to commercialize our products and services.

An important element of our business strategy is to enter into strategic partnerships with partners who can assist us in achieving our business goals.  We are currently a party to several strategic partnership arrangements and any disruption in these collaborations could be detrimental to our business.  We expect to seek additional collaborators or strategic partners due the expense, effort and expertise required to develop market and commercialize our products and our limited resources, but we may not be successful in our efforts to establish additional strategic partnerships and arrangements. If we are unable to reach agreements with suitable strategic partners, we may fail to meet our business objectives for the commercialization of our products. The terms of any additional strategic partnerships or other arrangements that we establish may not be favorable to us. Our inability to successfully implement strategic partnerships and arrangements could adversely affect our business, financial condition and results of operations.

Shortages or delay of supplies of component parts may adversely affect our operating results until alternate sources can be developed.

Our operations are dependent on the ability of suppliers to deliver quality components, devices and subassemblies in time to meet critical manufacturing and distribution schedules. If we experience any constrained supply of any such component parts, such constraints, if persistent, may adversely affect operating results until alternate sourcing can be developed. There may be an increased risk of supplier constraints in periods where we are increasing production volume to meet customer demands. Volatility in the prices of component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect our future operating results.

We have no experience manufacturing our products on a large-scale basis and may be unable to do so at our manufacturing facilities.

To date, we have achieved only very limited production of our energy storage systems and have no experience manufacturing our products on a large-scale basis. We believe our current facilities in Menomonee Falls, Wisconsin, are sufficient to allow us to significantly increase production of our products. However, there can be no assurance that our current facilities, even if operating at full capacity, will be adequate to enable us to produce the energy storage systems in sufficient quantities to meet hoped for future orders. Our inability to manufacture a sufficient number of units on a timely basis would have a material adverse effect on our business prospects, financial condition and results of operations.  In addition, even if we are able to meet production requirements, we may not be able to achieve margins that enable us to become profitable.

Our China joint venture could be adversely affected by the laws and regulations of the Chinese government, our lack of decision-making authority and disputes between us and the Joint Venture.

The China market has a large inherent need for advanced energy storage and power electronics and is likely to become the world’s largest market for energy storage.  To take advantage of this opportunity, in November 2011, we established a joint venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China (the “Joint Venture”).

However, achieving the anticipated benefits of the Joint Venture is subject to a number of risks and uncertainties.

The Joint Venture has (1) an exclusive royalty-free license to manufacture and distribute our third generation ZBB EnerStore zinc bromide flow battery and ZBB EnerSection power and energy control center (up to 250KW) (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry. Although the Joint Venture partners are contractually restricted from using our intellectual property outside of the Joint Venture, there is always a general risk associated with sharing intellectual property with third parties and the possibility that such information may be used and shared without our consent. Moreover, China laws that protect intellectual property rights are not as developed and favorable to the owner of such rights as are U.S. laws. If any of our intellectual property rights are used or shared without our approval in China, we may have difficulty in prosecuting our claim in an expeditious and effective manner. Difficulties or delays in enforcing our intellectual property rights could have a material adverse effect on our business and prospects.

As a general matter, there are substantial uncertainties regarding the interpretation and application of China laws and regulations, including, but not limited to, the laws and regulations governing the anticipated business of the Joint Venture and the protection of intellectual property rights.  These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty.  The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.  The unpredictability of the interpretation and application of existing and new China laws and regulations will pose additional challenges for us as we seek to develop and grow the Joint Venture’s business in China.  Our failure to understand these laws or an unforeseen change in a law or the application thereof could have an adverse effect on the Joint Venture.

The success of the Joint Venture will depend in part on continued support of “new energy” initiatives by the government of China that includes requirements for products like ours.  Should the government change its policies in an unfavorable manner the anticipated demand for the Joint Venture’s products in China may fail to materialize.

The Joint Venture may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives.  Disputes between us and the Joint Venture partners may result in litigation or arbitration that could be costly and divert the attention of our management and key personnel from focusing their time and effort on our day to day business.  In addition, we may, in certain circumstances, be liable for the actions of the Joint Venture.

The Joint Venture is a new business in China.  As with any new business, there will be many challenges facing the Joint Venture, including establishing successful manufacturing capabilities, developing a market for the Joint Venture’s products, obtaining requisite governmental approvals and permits, implementation of an untested business plan, and securing adequate funding for working capital and growth.  Failure to overcome any of these or any other challenges facing the Joint Venture could result in its failure.

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

We market and sell, and plan to market and sell, our products in a number of foreign countries, including China, Australia, South Africa, Canada, European Union countries, the United Kingdom, Italy, Chile, Brazil, India, Mexico as well as Puerto Rico, various Caribbean island nations and various southeast Asia countries, and we are therefore subject to risks associated with having international operations. Risks inherent in international operations include, but are not limited to, the following:

•	changes in general economic and political conditions in the countries in which we operate;

•	unexpected adverse changes in foreign laws or regulatory requirements, including those with respect to renewable energy, environmental protection, permitting, export duties and quotas;

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries;

•	fluctuations in exchange rates may affect demand for our products and may adversely affect our profitability;

•	difficulty of, and costs relating to compliance with, the different commercial and legal requirements of the overseas markets in which we offer and sell our products;

•	inability to obtain, maintain or enforce intellectual property rights; and

•	difficulty in enforcing agreements in foreign legal systems.

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

If a mass market fails to develop or develops more slowly than we anticipate, our business, financial condition and results of operations could be materially adversely affected.

The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.

Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, systems designs and manufacturing processes. While we have attempted to safeguard and maintain our proprietary rights, there can be no assurance we have been or will be completely successful in doing so. We rely on patents, trademarks, and policies and procedures related to confidentiality to protect our intellectual property. However, most of our intellectual property is not covered by any patents or patent applications. Moreover, there can be no assurance that any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficient to protect our technology or processes. Even if all of our patent applications are issued, our patents may be challenged or invalidated. Patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce.

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

If our shareholders’ equity falls below the minimum requirement, our common stock may be delisted from the NYSE MKT, which would cause our common stock to become less liquid.

Our shares have been listed on the NYSE MKT (formerly the NYSE Amex) since June 18, 2007.  We are required to comply with all reporting and listing requirements on a timely manner and maintain our corporate governance and independent director standards. The NYSE MKT imposes, among other requirements, listing maintenance standards including minimum shareholders’ equity, minimum stock price and market capitalization requirements.

If we are unable to remain in compliance with applicable listing requirements and our common stock is delisted by NYSE MKT, it could lead to a number of negative implications, including reduced liquidity in our common stock and greater difficulty in obtaining financing. There can be no assurance that our common stock will remain eligible for trading on the NYSE MKT.

We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders and reduce our financial resources.

In the future, we may enter into transactions to acquire other businesses, products or technologies. If we do identify suitable candidates, we may not be able to make such acquisitions on favorable terms or at all.  Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors.  We may decide to incur debt in connection with an acquisition or issue our common stock or other securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders.  We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller.  In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner.  Acquisitions may also divert management from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses.  We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.          Properties

Wisconsin U.S.A. Properties

In February 2006 the Company acquired the property on which its manufacturing facility is located at N93 W14475 Whittaker Way, Menomonee Falls, Wisconsin. The Company has occupied a portion of this space since 2002 pursuant to a sub-lease arrangement and acquired the property in February 2006 for $2.2 million pursuant to a land purchase option with the owner. The appraised fair market value of this property at the time of acquisition was $2.4 million. In connection with the purchase of this property, the Company initially incurred mortgage indebtedness from Investors Bank in Milwaukee in the amount of $1.8 million and on May 14, 2008 entered into loan agreements to convert the indebtedness into two long-term loans with Investors Bank and Wisconsin Business Development Corporation.

The Company owns its facility located at N93 W14475 Whittaker Way, Menomonee Falls, Wisconsin, which has approximately 72,000 square feet of space. This property is used to house our U.S. production, assembly and administration headquarters. We believe our existing facility in Menomonee Falls has manufacturing capacity for up to $45 million of annual product sales.

Tier Electronics LLC leases its facility located in Menomonee Falls, Wisconsin under a lease agreement expiring December 31, 2014.  The current rental is $84,000 per annum and is subject to a CPI adjustment at renewal.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.  The property is approximately 10,400 square feet and is used to house Tier Electronics LLC’s production, assembly and administration headquarters.

Bibra Lake, Western Australia (Leasehold)

In 2001 our Australian subsidiary, moved into new, leased, self-contained research and development facilities in Bibra Lake, Western Australia after previously occupying sub-leased laboratory and workshop facilities. This facility also provides the engineering support for Australian and South East Asia sales as well as a marketing base for the Company in this region. The current rental is $95,855 per annum (A$95,000), subject to annual CPI adjustments expiring on October 31, 2016.

Item 3. Legal Proceedings

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company has traded on the NYSE MKT (formerly the American Stock Exchange) under the name ZBB Energy Corporation (Symbol: ZBB) since June 18, 2007. The following table sets forth for the periods indicated the range of high and low reported sales price per share of our common stock as reported on NYSE MKT.

	High ($)	Low ($)
2012
Fourth Quarter	0.70	0.34
Third Quarter	0.98	0.60
Second Quarter	0.89	0.51
First Quarter	1.21	0.54
2011
Fourth Quarter	1.32	0.86
Third Quarter	1.59	0.98
Second Quarter	1.20	0.41
First Quarter	0.93	0.43
2010
Fourth Quarter	0.86	0.20
Third Quarter	2.00	0.78
Second Quarter	1.45	0.90
First Quarter	1.61	1.00

As of September 12, 2012, the Company had 862 shareholders of record. These shareholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name”.

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In June 2012, we entered into an engagement letter with XMS Capital Partners, LLC for financial advisory services, pursuant to which we agreed as partial consideration for services to be rendered to us under the agreement to issue to such firm 50,000 shares of our common stock.

These shares were issued upon the exemption from the registration provisions of the Securities Act of 1933 provided for by Section 4(2) thereof for transactions not involving a public offering. Use of this exemption is based on the following facts:

•	Neither we nor any person acting on our behalf solicited any offer to buy nor sell securities by any form of general solicitation or advertising.

•	At the time of the purchase, XMS Capital Partners, LLC was an accredited investor, as defined in Rule 501(a) of the Securities Act.

•	XMS Capital Partners, LLC has had access to information regarding the Company and is knowledgeable about us and our business affairs.

•
All shares issued to XMS Capital Partners, LLC were issued with a restrictive legend and may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

Item 6.   Selected Financial Data

Not applicable.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On January 21, 2011 (“Closing Date”), we entered into an Asset Purchase Agreement under which we acquired substantially all of the net assets of TE Holdings LLC (fka Tier Electronics LLC) (“Seller”) used in connection with the Seller’s business of developing, manufacturing, marketing and selling power electronics products for and to original equipment manufacturers in various industries.  The purchase price was comprised of (1) a $1.35 million promissory note issued by the Company, (2) 800,000 shares of the Company’s common stock, and (3) payment of approximately $245,000 of the Seller’s obligations.  Tier Electronics LLC operates as a wholly-owned subsidiary of the Company.

On April 8, 2011, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which we agreed with Honam to collaborate on the further technical development of our third generation ZBB EnerStore™, zinc bromide flow battery module (the “Version 3 Battery Module”).  Pursuant to the Collaboration Agreement, (1) Honam paid us a total of $3 million dollars and (2) the parties are required to negotiate a license agreement under which we shall grant to Honam: (1) a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and (2) non-exclusive rights to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.  In connection with such non-exclusive rights, Honam is required to pay us a royalty.

On August 30, 2011, we entered into agreements providing for establishment of a joint venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China (the “Joint Venture”).  Joint Venture partners include PowerSav, Inc., AnHui Xinlong Electrical Co. and Wuhu Huarui Power Transmission &Transformation Engineering Co.

The Joint Venture was established in November 2011 and operates through a jointly-owned company located in Wuhu City, Anhui Province named Anhui Meineng Store Energy Co., Ltd. (the “JV Company”).  The JV Company will initially assemble and ultimately manufacture the Company’s products for sale in the power management industry on an exclusive basis in mainland China and on a non-exclusive basis in Hong Kong and Taiwan.

The JV Company has been capitalized with approximately $13.6 million of equity capital, which includes approximately $9.5 million of cash and a contribution of technology from us to the JV Company via a license agreement (the “License Agreement”) valued at approximately $4.1 million by the JV Company.  Our indirect interest in the JV Company equals approximately 33%.

Our investment in the JV Company was made through ZBB PowerSav Holdings Limited, a Hong Kong limited liability company, a holding company formed with PowerSav (“Hong Kong Holdco”).  We own 60% of Hong Kong Holdco’s equity interests.  We have the right to appoint a majority of the members of the Board of Directors of Hong Kong Holdco and Hong Kong Holdco has the right to appoint a majority of the members of the Board of Directors of the JV Company.

Pursuant to a management services agreement Hong Kong Holdco will provide certain management services to the JV Company in exchange for a management services fee equal to five percent of the JV Company’s net sales for the first five years and three percent of the JV Company’s net sales for the subsequent three years.

Pursuant to the License Agreement, the Company has granted to the JV Company (1) an exclusive royalty-free license to manufacture and distribute our Version 3 battery Module and ZBB EnerSection™ POWR PECC (up to 250KW) (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.

Pursuant to a research and development agreement, the JV Company may request us to provide research and development services upon commercially reasonable terms and conditions.  The JV Company would pay our fully-loaded costs and expense incurred in providing such services.

New Accounting Pronouncements

Refer to Note 1 of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and related disclosures require management to make estimates and assumptions.

We believe that the following are our most critical accounting estimates and assumptions the Company must make in the preparation of its consolidated financial statements and related disclosures.

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost methods.  The carrying value of inventories is reviewed for obsolescence on at least a quarterly basis or more frequently if warranted due to changes in conditions.  Market is determined on the basis of estimated net realizable values. If actual demand for our products decreases, or market conditions are less favorable than those that we expect, future adjustments to carrying value may be required.

Property, Plant and Equipment

Land, building, equipment, computers and furniture and fixtures are recorded at cost.  Maintenance, repairs and betterments are charged to expense as incurred. Depreciation is provided for all plant and equipment on a straight line basis over the estimated useful lives of the assets.  The estimated useful lives used for each class of depreciable asset are:

Estimated Useful Lives
Manufacturing equipment	3 - 7 years
Office equipment	3 - 7 years
Building and improvements	7 - 40 years

The Company completed a review of the estimated useful lives of specific assets during the year ended June 30, 2012. The Company determined that as a result of changes in the Company’s products and the related production process, actual lives for certain assets were shorter than the estimated useful lives for depreciation purposes. Therefore, the Company decreased the estimated useful lives of certain equipment.  The effect of this change in estimate increased depreciation expense and net loss for the year ended June 30, 2012 by $319,000, and increased the net loss per share - basic and diluted for the year ended June 30, 2012 by $.01 per share.  The effect of this change in estimate will decrease annual depreciation expense for the years ending June 30, 2013, 2014, 2015 and 2016 by $96,000, $96,000, $87,000, and $40,000, respectively.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other.”  This ASU amends the guidance in ASC Topic 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the two-step impairment test is required.  If we cannot determine on the basis of qualitative factors that goodwill is not impaired, the two-step impairment test is required.

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

The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment.  We adopted this ASU for our 2012 goodwill impairment testing. The adoption of this ASU did not impact on our consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include those related to:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	provisions for excess and obsolete inventory;

•	the lives and recoverability of property, plant and equipment and other long-lived assets such as goodwill and other intangible assets;

•	contract costs and reserves;

•	warranty obligations;

•	income tax valuation allowances;

•	stock-based compensation;

•	fair values of assets acquired and liabilities assumed in a business combination; and

•	valuation of warrants

Results of Operations

Year ended June 30, 2012 compared with the Year Ended June 30, 2011

Revenue:

Our revenues for the year ended June 30, 2012 and June 30, 2011 were $4,805,568 and $1,802,610, respectively.  The increase of $3,002,958 was the result of a $1,334,741 increase in commercial product sales and a $1,668,217 increase in engineering and development revenues as compared to the year ended June 30, 2011.  The increase in commercial product sales principally consisted of sales of ZBB EnerStore and ZBB EnerSection systems which we began selling in the quarter ended March 31, 2012 and sales attributable to our Tier Electronics business which we acquired in January 2011.  Engineering and development revenues for the 2012 period consisted primarily of revenue recognized under the Honam Collaboration agreement which was recognized over the performance period through June 2012.

Costs and Expenses:

Total costs and expenses for the years ended June 30, 2012 and June 30, 2011 were $17,260,864 and $10,623,113, respectively.  This increase of $6,637,751 in the year ended June 30, 2012 was primarily due to the following factors:

•	a $1,499,783 increase in costs of product sales was due to an increase in commercial product sales;

•	a $513,857 increase in costs of engineering and development sales was due to activities related to engineering and development agreements;

•
a $2,717,643 increase in advanced engineering and development expenses due to an increase in the Company’s engineering and development activities for its next generation battery module and PECC systems which include preproduction research and development and pilot plant operations;

•
a $1,109,952 increase in selling, general, and administrative expenses was due primarily to a planned increase in sales, marketing and administrative personnel, which resulted in an increase in salaries and related expense of $666,000, an increase of $152,600 due to the inclusion of Tier Electronics SG&A expenses for twelve months in fiscal 2012 compared to five months in fiscal 2011 and an increase in stock based compensation of $570,600 partially offset by decreases in other expenses.

•
a $1,015,729 increase in depreciation and amortization expenses primarily due to $435,000 of additional  amortization of intangible assets related to the Tier acquisition which occurred in January 2011, $319,000 related to changes in estimated useful lives for certain assets and the timing of property, plant and equipment additions.

Other Expense:

Total Other Expense for the year ended June 30, 2012 increased by $1,510,441 to $1,718,899 from $208,458 for the year ended June 30, 2011 primarily as a result of a $1,321,350 increase in interest expense and $197,618 equity in loss of investee company.  Interest expense increased principally due to the Zero Coupon Convertible Subordinated Notes that were issued in May 2012 to investors with a principal amount equal to the investor’s subscription amount times 110%.  Additionally, in connection with the purchase of the Notes, each investor  received a five-year warrant to purchase a number of shares of Common Stock equal to 55% times such investor’s investment in the Notes divided by the $0.53 (the “Conversion Price”) at an exercise price equal to the Conversion Price.  As such, pursuant to ASC 470-20-30, the Company was required to calculate the fair value of the warrants and conversion feature and amortize them to interest expense.  Interest expense related to the Notes was $1,366,450 for the year ended June 30, 2012.

Income Taxes (Benefit):

Benefit for income taxes during the year ended June 30, 2012 decreased by $326,700 to $253,255 from $579,955 for the year ended June 30, 2012.  Benefit for income taxes represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2012 related to the qualified expenditures we incurred during the year ended June 30, 2012.

Net Loss:

Our net loss for the year ended June 30, 2012 increased by $5,261,220 to $13,710,226 from the $8,449,006 net loss for the year ended June 30, 2011.  This increase in loss was primarily the result of increases in expenses as described above.  For the year ended June 30, 2012 there was a net loss of $210,714 attributable to noncontrolling interest.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and government and other research and development contracts.  Total paid in capital as of June 30, 2012 was $81,093,292 and $61,076,410 as of June 30, 2011.   We had a cumulative deficit of $69,053,909 as of June 30, 2012 compared to a cumulative deficit of $55,343,683 as of June 30, 2011.  At June 30, 2012 we had working capital of $5,727,309 compared to a June 30, 2011 working capital of $712,109.  Our shareholders’ equity as of June 30, 2012 and June 30, 2011 was $10,454,462 and $4,156,510, respectively.

At June 30, 2012, our principal sources of liquidity were our cash and cash equivalents which totaled $7,823,217 and accounts receivable of $480,563.

In June 2012 we completed an underwritten public offering of 31,600,000 shares of common stock at a price to the public of $0.38 per share for net proceeds of $10.7 million.  In connection with the offering, the Company granted the underwriter warrants to purchase 2,895,303 shares of common stock at an exercise price of $0.475 per share.  These warrants expire on June 13, 2017.  The estimated fair value of these warrants was $1,024,726, as determined using the Black-Scholes methodology (assuming estimated volatility of 100.86%, risk-free interest rate of 0.71%, expected dividend yield of 0.0%). This amount was recorded as both an increase to additional paid in capital and as a non-cash issuance cost of the financing transaction.  During the year ended June 30, 2012 we also sold an additional 11,478,666 shares of common stock in various transactions for net proceeds of $4.8 million.

On August 30, 2010 we entered into an amended and restated securities purchase agreement (the “Socius Agreement”) with Socius CG II, Ltd. (“Socius”) pursuant to which we had the right over a term of two years, subject to certain conditions, to require Socius to purchase up to $10 million of 10% redeemable subordinated debentures and/or shares of 10% redeemable Series A preferred stock in tranches.  Under the Socius Agreement, in connection with each tranche Socius was obligated to purchase a number of shares of our common stock equal in value to 135% of the amount of the tranche at a per share price equal to the closing bid price of the common stock on the trading day preceding our delivery of the tranche notice.  We cancelled the Socius agreement on May 7, 2012.

During the year ended June 30, 2012 we delivered a total of three tranche notices under the Socius Agreement pursuant to which Socius purchased $2,197,240 of shares of Series A preferred stock.   In connection with the tranches, Socius purchased 4,132,553 shares of common stock for a total purchase price of $2,966,275 and at a weighted average per share purchase price of $0.72. Socius paid for the shares of common stock it purchased with secured promissory notes.

In June 2012, we entered into a redemption agreement with Socius pursuant to which we acquired and redeemed all the shares of Series A Preferred Stock issued to Socius under the Socius Agreement in exchange for the cancellation of the secured promissory notes issued by Socius to us under the Socius Agreement.  Following completion of the June 2012 redemption and the retirement and cancellation of the Shares, no shares of Series A Preferred Stock remain outstanding.  Subsequent to June 30, 2012, we cancelled the Series A preferred stock.

On July 5, 2012 the underwriter for the Company’s June 2012 underwritten public offering exercised substantially all of its over-allotment option and purchased an additional 4,591,287 shares of the Company's common stock. The net proceeds to the Company from this issuance were $1.4 million.

We believe that cash and cash equivalents on hand at June 30, 2012 and other sources of cash, will be sufficient to fund our current operations through the end of fiscal 2013.  However, there can be no assurances that unforeseen circumstances will not require us to raise additional investment capital to fund our operations.  If we are unable to obtain such needed capital, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations. Accordingly, the Company is currently implementing certain plans designed to generate additional sales and reduce costs and is exploring various alternatives including strategic partnership transactions, and/or government programs that may be available to the Company.

Operating Activities

Our operating activities used net cash of $9,724,068 for the year ended June 30, 2012.  Cash used in operations resulted from a net loss of $13,920,940 reduced by $4,596,027 in non-cash adjustments and increased by $399,155 in net changes to working capital.  Non-cash adjustments included $1,586,798 of stock-based compensation expense, and $1,675,161 of depreciation and amortization expense.  Net changes in working capital were primarily due to an increase in inventories of $1,326,357 offset by an increase in accounts payable of $937,808.

Investing Activities

Our investing activities used net cash of $4,928,957 for the year ended June 30, 2012, resulting from $1,647,450 of cash used for the purchase of property and equipment and $3,281,507 invested in the China joint venture company by the Hong Kong holding company we formed with PowerSav in connection with the formation of the China joint venture.

Financing Activities

Our financing activities provided net cash of $19,601,977 for the year ended June 30, 2012.  Net cash provided by financing activities was comprised of $2,197,240 in proceeds from issuance of preferred stock under the Socius Agreement, $17,138,150 in proceeds from the issuance of common stock, proceeds of $2,465,000 from convertible debt and $3,083,062 in proceeds from PowerSav’s investment in the Hong Kong holding company we formed with PowerSav in connection with the formation of the China joint venture, offset by repayments of $3,243,184 of principal on bank loans and notes payable, and $1,810,598 in common stock issuance costs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2012.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

ZBB ENERGY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
ZBB Energy Corporation
Menomonee Falls, Wisconsin

We have audited the accompanying consolidated balance sheets of ZBB Energy Corporation (the "Company") as of June 30, 2012 and 2011, and the related consolidated statements of operations, changes in equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZBB Energy Corporation as of June 30, 2012 and 2011 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 4 to the consolidated financial statements, the Company’s recurring operating losses and accumulated deficit of $69,053,909 raise substantial doubt about the Company's ability to continue as a going concern.  In order to sustain continued operations and meet its obligations, the Company is dependent on the availability of future funding and achieving profitability. Management’s plans in regard to these matters are also described in Note 4 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP
Milwaukee, Wisconsin
September 19, 2012

ZBB ENERGY CORPORATION
Consolidated Balance Sheets

	June 30, 2012	June 30, 2011
Assets
Current assets:
Cash and cash equivalents	$7,823,217	$2,910,595
Accounts receivable, net	480,563	171,622
Inventories	2,912,207	1,662,850
Prepaid and other current assets	187,448	56,462
Refundable income tax credit	185,545	164,640
Total current assets	11,588,980	4,966,169
Long-term assets:
Property, plant and equipment, net	5,484,545	4,766,871
Investment in investee company	3,083,889	-
Intangible assets, net	1,143,122	1,811,507
Goodwill	803,079	803,079
Total assets	$22,103,615	$12,347,626

Liabilities and Equity
Current liabilities:
Bank loans and notes payable	$1,022,826	$779,088
Accounts payable	1,899,029	961,221
Accrued expenses	1,289,138	695,273
Deferred revenues	1,315,309	1,528,482
Accrued compensation and benefits	335,369	289,996
Total current liabilities	5,861,671	4,254,060
Long-term liabilities:
Bank loans and notes payable	2,915,134	3,937,056
Total liabilities	8,776,805	8,191,116

Equity
Series A preferred stock ($0.01 par value, $10,000 face value)
10,000,000 authorized, 0 and 355.4678 issued and outstanding, preference in liquidation of $0 and $3,715,470 as of June 30, 2012 and 2011, respectively	-	3,715,470
Common stock ($0.01 par value); 150,000,000 authorized,
72,977,248 and 29,912,415 shares issued and outstanding as of June 30, 2012 and 2011, respectively	729,773	299,124
Additional paid-in capital	80,363,519	60,777,286
Notes receivable - common stock	-	(3,707,799)
Treasury stock - 0 and 13,833 shares, respectively	-	(11,136)
Accumulated deficit	(69,053,909)	(55,343,683)
Accumulated other comprehensive loss	(1,584,921)	(1,572,752)
Total ZBB Energy Corporation Equity	10,454,462	4,156,510
Noncontrolling interest	2,872,348	-
Total equity	13,326,810	4,156,510
Total liabilities and equity	$22,103,615	$12,347,626

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Consolidated Statements of Operations

	Year ended June 30,
	2012	2011
Revenues
Product sales	$2,252,412	$917,671
Engineering and development	2,553,156	884,939
Total Revenues	4,805,568	1,802,610

Costs and Expenses
Cost of product sales	2,067,708	567,925
Cost of engineering and development	1,050,572	536,715
Advanced engineering and development	6,141,903	3,424,260
Selling, general, and administrative	6,325,520	5,215,568
Depreciation and amortization	1,675,161	659,432
Impairment and other equipment charges	-	219,213
Total Costs and Expenses	17,260,864	10,623,113

Loss from Operations	(12,455,296)	(8,820,503)

Other Income (Expense)
Equity in loss of investee company	(197,618)	-
Interest income	13,616	8,779
Interest expense	(1,539,160)	(217,810)
Other income	4,263	573
Total Other Income (Expense)	(1,718,899)	(208,458)

Loss before provision (benefit) for Income Taxes	(14,174,195)	(9,028,961)

Provision (benefit) for Income Taxes	(253,255)	(579,955)
Net loss	(13,920,940)	(8,449,006)
Net loss attributable to noncontrolling interest	210,714	-
Net Loss Attributable to ZBB Energy Corporation	$(13,710,226)	$(8,449,006)

Net Loss per share
Basic and diluted	$(0.37)	$(0.38)

Weighted average shares-basic and diluted:
Basic	37,156,390	22,068,311
Diluted	37,156,390	22,068,311

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Changes in Equity
									Accumulated Other Comprehensive (Loss)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable - Common Stock	Treasury Stock	Accumulated Deficit		Noncontrolling Interest	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balance: July 1, 2010			14,915,389	$149,155	$49,770,987		$(11,136)	$(46,894,677)	$(1,563,052)

Comprehensive Loss:
Net loss								(8,449,006)			$(8,449,006)
Net translation adjustment									(9,700)		(9,700)
Total Comprehensive Loss											$(8,458,706)
Issuance of common stock, net of costs and underwriting fees			13,123,929	131,239	9,137,291	(3,529,644)
Issuance of commitment fee shares			893,097	8,930	579,306
Issuance of common stock for acquisition of net assets of Tier Electronics			800,000	8,000	912,000
Equity issuance costs			180,000	1,800	(833,840)
Conversion of debenture notes payable to preferred stock	52.4678	$524,678
Issuance of preferred stock, net of issuance costs	303.0000	3,030,000
Conversion of cash settled RSU's to stock settled RSU's					315,833
Stock-based compensation					866,512
Interest on notes receivable - common stock					178,155	(178,155)
Accretion of dividends on preferred stock		160,792			(160,792)
Issuance of warrants					11,834
Balance: June 30, 2011	355.4678	3,715,470	29,912,415	299,124	60,777,286	(3,707,799)	(11,136)	(55,343,683)	(1,572,752)

Comprehensive Loss:
Net loss								(13,710,226)		$(210,714)	$(13,920,940)
Net translation adjustment									(12,169)		(12,169)
Total Comprehensive Loss											$(13,933,109)
Warrants issued in connection with convertible debt					423,672
Beneficial conversion on convertible debt					418,585
Issuance of common stock, net of costs and underwriting fees			31,872,169	388,962	14,072,955
Warrants issued to underwriters					1,024,726
Issuance of preferred stock, net of issuance costs	219.6602	2,197,240	11,156,497	41,326	2,053,413	(2,187,330)
Stock-based compensation			50,000	500	1,586,298
Retirement of treasury shares			(13,833)	(139)	(10,997)		11,136
Interest on notes receivable - common stock					529,651	(529,651)
Accretion of dividends on preferred stock		523,379			(523,379)
Redemption of Preferred Stock	(575.1280)	(6,436,089)			11,309	6,424,780
Issuance of subsidiary shares to noncontrolling interest										3,083,062
Balance: June 30, 2012	-	-	72,977,248	$729,773	$80,363,519	-	-	$(69,053,909)	$(1,584,921)	$2,872,348

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Cash Flows

	Year ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(13,920,940)	$(8,449,006)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	929,776	349,017
Bad debt provision	-	80,000
Inventory obsolescence	-	53,000
Amortization of intangible assets	745,385	310,415
Impairment and other equipment charges		219,313
Stock-based compensation	1,586,798	866,512
Equity in loss of investee company	197,618	-
Payment of interest with common stock	66,500	-
Amortization of discounts and debt issuance costs on notes payable	1,069,950
Changes in assets and liabilities
Accounts receivable	(308,941)	(19,813)
Inventories	(1,326,357)	(163,382)
Prepaids and other current assets	(130,986)	92,636
Refundable income taxes	(20,905)	(164,640)
Accounts payable	937,808	(48,960)
Accrued compensation and benefits	45,373	(159,277)
Accrued expenses	618,026	(59,385)
Deferred revenues	(213,173)	842,828
Net cash used in operating activities	(9,724,068)	(6,250,742)
Cash flows from investing activities
Expenditures for property and equipment	(1,647,450)	(1,750,044)
Acquisition of business, net of cash acquired	-	(225,922)
Investment in investee company	(3,281,507)	-
Net cash used in investing activities	(4,928,957)	(1,975,966)
Cash flows from financing activities
Proceeds from issuance of notes payable	2,465,000	1,300,000
Repayments of bank loans and notes payable	(3,243,184)	(450,126)
Notes payable issuance costs	(227,693)
Proceeds from issuance of debenture notes payable	-	517,168
Proceeds from issuance of Series A preferred stock	2,197,240	3,030,000
Proceeds from issuance of common stock	17,138,150	5,495,081
Common stock issuance costs	(1,810,598)	-
Proceeds from noncontrolling interest	3,083,062	-
Net cash provided by financing activities	19,601,977	9,892,123
Effect of exchange rate changes on cash and cash equivalents	(36,330)	9,545
Net increase in cash and cash equivalents	4,912,622	1,674,960
Cash and cash equivalents - beginning of year	2,910,595	1,235,635

Cash and cash equivalents - end of year	$7,823,217	$2,910,595

Cash paid for interest	$278,610	$188,895
Cash received for income tax credit	223,703	634,835

Supplemental non-cash investing and financing activities:
Conversion of debenture notes payable to common stock	$1,184,250	$-
Conversion of debenture notes payable to Series A preferred stock	-	524,678
Issuance of common stock for discounted notes receivable	2,187,330	3,529,644
Issuance of common stock as consideration for equity issuance costs	-	683,634
Issuance of warrants as consideration for equity issance costs	1,024,726	-
Redemption of preferred stock with notes receivable - common stock	6,436,089	-
Conversion of cash settled RSUs to stock settled RSUs	-	315,833
Issuance of warrants for purchase of property and equipment	-	11,834

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

ZBB Energy Corporation (“ZBB,” “we,” “us,” “our” or the “Company”) develops and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc bromide rechargeable electrical energy storage technology and proprietary power electronics systems.  A developer and manufacturer of modular, scalable and environmentally friendly power systems (“ZBB EnerSystem”), ZBB was incorporated in 1998 and is headquartered in Wisconsin, USA with offices also located in Perth, Western Australia. As described in Note 2, in January 2011 the Company acquired substantially all of the net assets of Tier Electronics LLC, and as described in Note 3, in December 2011, the Company contributed assets to ZBB PowerSav Holdings Limited, which contributed assets to a joint venture in China.

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

The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries: Tier Electronics LLC which operates manufacturing facilities in Menomonee Falls, Wisconsin; ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.) which has an advanced engineering and development facility in Perth, Australia; and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong which was formed in connection with the Company’s investment in the China joint venture. A former wholly-owned subsidiary ZBB Technologies, Inc. was merged with and into ZBB on January 1, 2012.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries and have been prepared in accordance with U.S. GAAP. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company maintains its cash deposits in fully insured accounts at financial institutions predominately in the United States, Australia, and Hong Kong.  The Company has not experienced any losses in such accounts.

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable are stated net of an allowance for doubtful accounts of $80,000, as of June 30, 2012 and June 30, 2011.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost methods.  The carrying value of inventories is reviewed for obsolescence on at least a quarterly basis or more frequently if warranted due to changes in conditions.  Market is determined on the basis of estimated net realizable values.

Property, Plant and Equipment

Land, building, equipment, computers and furniture and fixtures are recorded at cost.  Maintenance, repairs and betterments are charged to expense as incurred. Depreciation is provided for all plant and equipment on a straight line basis over the estimated useful lives of the assets.  The estimated useful lives used for each class of depreciable asset are:

Estimated Useful Lives
Manufacturing equipment	3 - 7 years
Office equipment	3 - 7 years
Building and improvements	7 - 40 years

The Company completed a review of the estimated useful lives of specific assets during the year ended June 30, 2012. The Company determined that as a result of changes in the Company’s products and the related production process, actual lives for certain assets were shorter than the estimated useful lives for depreciation purposes. Therefore, the Company decreased the estimated useful lives of certain equipment.  The effect of this change in estimate increased depreciation expense and net loss attributable to ZBB Energy Corporation for the year ended June 30, 2012 by $319,000, and increased the net loss per share - basic and diluted for the year ended June 30, 2012 by $.01 per share.  The effect of this change in estimate will decrease annual depreciation expense for the years ending June 30, 2013, 2014, 2015 and 2016 by $96,000, $96,000, $87,000, and $40,000, respectively.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other.”  This ASU amends the guidance in ASC Topic 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the two-step impairment test is required.  If we cannot determine on the basis of qualitative factors that goodwill is not impaired, the two-step impairment test is required.

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of June 30, 2012 and June 30, 2011.

The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. We adopted this ASU for our 2012 goodwill impairment testing. The ASU did not have a material impact on our consolidated financial statements.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were $0 and $219,213 long-lived assets impaired as of June 30, 2012 and June 30, 2011, respectively (see Note 6).

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

As of June 30, 2012 and June 30, 2011, included in the Company’s accrued expenses were $418,557 and $413,203, respectively, related to warranty obligations.  Such amounts are included in accrued expenses in the accompanying consolidated balance sheets.

 The following is a summary of accrued warranty activity:

	Year Ended June 30,
	2012	2011

Beginning balance	$413,203	$520,000
Accruals for warranties during the period	196,753	176,662
Settlements during the period	(126,902)	(283,459)
Adjustments relating to preexisting warranties	(64,497)	-
Ending balance	$418,557	$413,203

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

For sales arrangements containing multiple elements (products or services), revenue relating to undelivered elements is deferred at the estimated fair value until delivery of the deferred elements. To be considered a separate element, the product or service in question must represent a separate unit under SEC Staff Accounting Bulletin 104, and fulfill the following criteria: the delivered item(s) has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transaction is deferred until all elements are delivered. Revenue from time and materials based service arrangements is recognized as the service is performed.

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

Total revenues of $4,805,568 and $1,802,610 were recognized for the years ended June 30, 2012 and June 30, 2011, respectively, and were comprised of two significant customers (59% and 17% of total revenues) and three significant customers  for 2011 (39%, 12% and 10% of total revenues).  The Company had one significant customer with an outstanding accounts receivable balance of $146,702 (31% of accounts receivable, net) and $146,702 (85% of accounts receivable, net) at June 30, 2012 and June 30, 2011, respectively.

Engineering and Development Revenues

On April 8, 2011, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which the Company agreed with Honam to collaborate on the further technical development of the Company’s third generation zinc bromide flow battery module (the “Version 3 Battery Module”).  Pursuant to the Collaboration Agreement, Honam was required to pay the Company a total of $3,000,000 as follows:  (1) $1,000,000 within 10 days following the execution of the Collaboration Agreement (subsequently received on April 9, 2011); (2) $500,000 by June 30, 2011 (subsequently received on June 30, 2011); (3) $1,200,000 by October 10, 2011 (subsequently received on October 10, 2011) and (4) $300,000 within 10 days after a single Version 3 Battery Module test station  is set up at Honam’s research and development center (subsequently received on March 30, 2012).  The Company has recognized $3,000,000 as revenue as of June 30, 2012 based on performance milestones achieved.  Pursuant to the Collaboration Agreement, the parties are required to negotiate a license agreement under which upon the completion of the collaboration project and the receipt by the Company of all payments due under the Collaboration Agreement, the Company shall grant to Honam: (1) a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and (2) non-exclusive rights to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.  In connection with such non-exclusive rights, Honam is required to pay us a royalty.

On December 13, 2011, the Company entered into a joint development and license agreement with a global technology company to jointly develop flow batteries. The objective of the joint development agreement is to develop low cost, high energy density grid scale flow battery stacks and systems that could lead to a significant cost reduction for grid level storage.  Under the terms of the joint development agreement, the Company received $175,000 in December 2011, and will receive payments of $75,000 every three months starting April 2012 through January 2013 (subsequently received $75,000 during April and June of 2012) and $100,000 every three months starting in April 2013 through January 2014.  The global technology company also purchased 933,333 shares of the Company’s common stock in December 2011 for $700,000.  The Company recognizes revenue under this agreement upon achievement of certain performance milestones.  The Company recognized $200,000 of revenue under this agreement in the year ended June 30, 2012.

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

Included in engineering and development revenues were $2,500,000 and $700,000 respectively, for the years ended June 30, 2012 and June 30, 2011 related to the collaborative agreements.  Engineering and development costs related to the collaboration agreements totaled $1,050,572 and $536,715 for the years ended June 30, 2012 and June 30, 2011.

On June 29, 2007, ZBB Energy Pty Ltd. (“ZBB Perth”), an Australian subsidiary of the Company, and the Commonwealth of Australia (the “Commonwealth”) represented by and acting through the Department of Environment and Water Resources (the “Department”), entered into an agreement for project funding under the Advanced Electricity Storage Technologies (“AEST”) program (the “AEST agreement”) whereby the Department agreed to provide funding to ZBB Perth for the development of an energy storage system to be used to demonstrate the storage and supply of renewable energy generated from photovoltaic solar panels and wind turbines already operational at the Commonwealth Scientific and Industrial Research Organization’s (“CSIRO”) Newcastle Energy Centre in New South Wales, Australia.

The AEST agreement provided for a three year term under which the Commonwealth provided $2.6 million in project funding over several periods as certain development progress “milestones” were met by ZBB Perth to the satisfaction of the Commonwealth.

The Company owns any assets, including battery storage systems, acquired with the funding from the contract.  The Company fulfilled its obligations under the AEST agreement and received a final payment of $184,939 in December 2010 which was recognized as engineering and development revenues during the year ended June 30, 2011.  The Company granted the government of Australia a free, non-exclusive license to intellectual property created in the project for their own internal use.

As of June 30, 2012 and June 30, 2011, the Company had no unbilled amounts from engineering and development contracts in process. The Company had received $129,950 and $858,500 in customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work, as of June 30, 2012 and June 30, 2011, respectively.

Advanced Engineering and Development Expenses

The Company expenses advanced engineering and development costs as incurred. These costs consist primarily of labor, overhead, and materials to build prototype units, materials for testing, development of manufacturing processes and include consulting fees and other costs.

To the extent these costs are separately identifiable, incurred and funded by advanced engineering and development type agreements with outside parties, they are shown separately on the consolidated statements of operations as a “cost of engineering and development.”

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

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” This ASC Topic requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of June 30, 2012 and June 30, 2011.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s U.S. Federal income tax returns for the years ended June 30, 2009 through June 30, 2012 and the Company’s Wisconsin and Australian income tax returns for the years ended June 30, 2008 through June 30, 2012 are subject to examination by taxing authorities.

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

Loss per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the years ended June 30, 2012 and June 30, 2011 there were 13,690,030 and 6,608,719 shares of common stock underlying options, restricted stock units and warrants that are excluded, respectively.

Concentrations of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains significant cash deposits primarily with three financial institutions.  All deposits are fully insured as of June 30, 2012. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit ratings of these institutions as part of its investment strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to accelerated payment terms in current customer contracts and creditworthiness of the current customer base.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of bank loans and notes payable approximate fair value based on their terms which reflect market conditions existing as of June 30, 2012 and June 30, 2011.

Comprehensive Income (Loss)

The Company reports its comprehensive income (loss) in accordance with the FASB ASC Topic 220 “Comprehensive Income”, which requires presentation of the components of comprehensive earnings. Comprehensive income (loss), consisting of net income (loss) for the period plus or minus any net currency translation adjustments, for the years ended June 30, 2012 and June 30, 2011 was as follows:

	Year ended June 30,
	2012	2011
Net loss	$(13,920,940)	$(8,449,006)
Net translation adjustment	(12,169)	(9,700)
Comprehensive loss	$(13,933,109)	$(8,458,706)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include those related to:

•	the timing of revenue recognition;

•	the allowance for doubtful accounts;

•	provisions for excess and obsolete inventory;

•	the lives and recoverability of property, plant and equipment and other long-lived assets, including goodwill and other intangible assets;

•	contract costs and reserves;

•	warranty obligations;

•	income tax valuation allowances;

•	stock-based compensation; and

•	fair values of assets acquired and liabilities assumed in a business combination; and

•	valuation of warrants

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current presentation.

Segment Information

The Company has determined that it operates as one reportable segment.

Recent Accounting Pronouncements

In July 2012, the FASB amended its authoritative guidance related to testing indefinite-lived intangible assets for impairment.  Under the revised guidance, entities testing their indefinite-lived intangible assets for impairment have the option of performing a qualitative assessment before performing further impairment testing.  If entities determine, on a basis of qualitative factors, that it is more-likely-than-not that the asset is impaired, a quantitative test is required.  The guidance becomes effective in the beginning of the Company’s fiscal 2014, with early adoption permitted. The Company is currently evaluating the timing of adopting this guidance which is not expected to have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued an update to ASC Topic 350, “Intangibles — Goodwill and Other.”  This ASU amends the guidance in ASC Topic 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. We adopted this ASU for our 2012 goodwill impairment testing. The adoption of this ASU did not impact on our consolidated financial statements.

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

Key assumptions that were used by management are as follows:

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

In connection with this acquisition the Company awarded inducement options to purchase a total of 750,000 shares of the Company’s common stock at an exercise price of $1.15 to certain members of management of Tier Electronics, LLC.  The options vest as follows: (1) 420,000 vest in three equal annual installments beginning on December 31, 2011 based on achievement of certain revenue targets and (2) 330,000 vest in three equal annual installments beginning on January 21, 2012.  As of June 30, 2012, 140,000 of the 420,000 shares had vested and 110,000 of the 330,000 shares had vested on January 21, 2012.

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

	Year Ended June 30,
	2012	2011
Revenues	$4,805,568	$2,784,747
Loss from Operations	(12,455,296)	(11,897,977)
Net loss	$(13,710,226)	(9,113,230)

Net Loss per share-
Basic and diluted	$(0.37)	$(0.40)

Weighted average shares-basic and diluted:
Basic	37,156,390	22,517,626
Diluted	37,156,390	22,517,626

Pro forma information primarily reflects adjustments relating to interest on the promissory note and the amortization of the intangible assets acquired in the acquisition.

NOTE 3 – CHINA JOINT VENTURE

On August 30, 2011, the Company entered into agreements providing for establishment of a joint venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China (the “Joint Venture”).  Joint venture partners include PowerSav, Inc. (“PowerSav”), AnHui Xinlong Electrical Co. and Wuhu Huarui Power Transmission and Transformation Engineering Co.  The Joint Venture was established upon receipt of certain governmental approvals from China which were received in November 2011.

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

•	Limited Liability Company Agreement of ZBB PowerSav Holdings Limited by and between ZBB Cayman Corporation and PowerSav, Inc. (the “Holdco Agreement”).

In connection with the Joint Venture, upon establishment of AHMN, the Company and certain of its subsidiaries entered into the following agreements:

•	Management Services Agreement by and between AHMN and Holdco (the “Management Services Agreement”);

•	License Agreement by and between Holdco and AHMN (the “License Agreement”); and

•	Research and Development Agreement by and between the Company and AHMN (the “Research and Development Agreement”).

Pursuant to the China JV Agreement, AHMN was capitalized with approximately $13.6 million of equity capital.  The Company’s only capital contributions to the Joint Venture were the contribution of technology to AHMN via the License Agreement and $200,000 in cash.  The Company’s indirect interest in AHMN equals approximately 33%.

The Company’s investment in AHMN was made through Holdco, a holding company formed with PowerSav.  Pursuant to the Holdco Agreement, the Company contributed to Holdco technology via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest and PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest.  The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011. The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012.  For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s consolidated financial statements as a noncontrolling interest.  For the year ended June 30, 2012, AHMN had a net loss of $973,189.

The Company’s basis in the technology contributed to Holdco is $0 due to U.S. GAAP requirements related to research and development expenditures.  The difference of approximately $4.1 million in the Company’s basis in this technology and the valuation of the technology by AHMN is accounted for by the Company through the elimination of the amortization expense recognized by AHMN related to the technology.

The Company has the right to appoint a majority of the members of the Board of Directors of Hong Kong Holdco and Hong Kong Holdco has the right to appoint a majority of the members of the Board of Directors of AHMN.

Pursuant to the Management Services Agreement Holdco will provide certain management services to AHMN in exchange for a management services fee equal to five percent of AHMN’s net sales for the first five years and three percent of AHMN’s net sales for the subsequent three years.

Pursuant to the License Agreement, Holdco granted to AHMN (1) an exclusive royalty-free license to manufacture and distribute the Company’s ZBB EnerStore, zinc bromide flow battery, version three (V3) (50KW) and ZBB EnerSection,  power and energy control center (up to 250KW) (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.

Pursuant to the Research and Development Agreement, AHMN may request the Company to provide research and development services upon commercially reasonable terms and conditions.  AHMN would pay the Company’s fully-loaded costs and expense incurred in providing such services.

The Company had product sales of $694,662 to AHMN during the year ended June 30, 2012.

The operating results for AHMN for the period from November 10, 2011 (inception of operations) to June 30, 2012 is summarized as follows:

June 30, 2012

Revenues	$-
Gross Profit	-
Income (loss) from operations	(992,512)
Net Income (loss)	$(973,189)

NOTE 4 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $13,710,226 attributable to ZBB Energy Corporation for the year ended June 30, 2012 and as of June 30, 2012 has an accumulated deficit of $69,053,909 and total ZBB Energy Corporation equity of $10,454,462.  The ability of the Company to settle its total liabilities of $8,776,805 and to continue as a going concern is dependent upon the availability of future funding and achieving profitability.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As described in detail in Notes 9 and 12, in the year ended June 30, 2012 the Company raised approximately $2.2 million in net proceeds through the issuance of Zero Coupon Convertible Subordinated Notes (subsequently repaid in full), approximately $2.2 million in net proceeds through the issuance of shares of Series A Preferred Stock pursuant to the Socius Agreement and approximately $15.5 million through the issuance of shares of common stock in various transactions to certain investors.

The Company believes it has sufficient working capital to fund operations through June 30, 2013.  However, there can be no assurances that unforeseen circumstances will not require the Company to raise additional investment capital to fund its operations.  If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations. Accordingly, the Company is currently implementing certain plans designed to generate additional sales and reduce costs and is exploring various alternatives including strategic partnership transactions, and/or government programs that may be available to the Company.

NOTE 5 – INVENTORIES

Inventories are comprised of the following as of June 30, 2012 and June 30, 2011:

	2012	2011
Raw materials	$2,396,545	$1,170,700
Work in progress	515,662	492,150
Total	$2,912,207	$1,662,850

NOTE 6– PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of June 30, 2012 and June 30, 2011:

	2012	2011
Land	$217,000	$217,000
Building and improvements	3,520,872	2,559,266
Manufacturing equipment	4,597,020	2,901,912
Office equipment	313,928	217,074
Construction in process	31,050	1,215,400
Total, at cost	8,679,870	7,110,652
Less, accumulated depreciation	(3,195,325)	(2,343,781)
Property, Plant & Equipment, Net	$5,484,545	$4,766,871

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

NOTE 7– INTANGIBLE ASSETS

Intangible assets are comprised of the following as of June 30, 2012 and June 30, 2011:

	2012	2011
Non-compete agreement	$310,888	$300,000
License agreement	288,087	278,000
Trade secrets	1,599,122	1,543,922
Total, at cost	2,198,097	2,121,922
Less, accumulated amortization	(1,054,975)	(310,415)
Intangible Assets, Net	$1,143,122	$1,811,507

Estimated amortization expense for fiscal periods subsequent to June 30, 2012 are as follows:

2013	$732,000
2014	411,122
	$1,143,122

NOTE 8 – GOODWILL

The Company acquired ZBB Technologies, Inc., a former wholly-owned subsidiary, through a series of transactions in March 1996.  ZBB Technologies Inc. was subsequently merged with and into ZBB Energy Corporation on January 1, 2012.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of June 30, 2012 and June 30, 2011.

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

NOTE 9 – BANK LOANS AND NOTES PAYABLE

The Company's debt consisted of the following as of June 30, 2012 and June 30, 2011:

	2012	2011
Bank loans and notes payable-current	$1,022,826	$779,088
Bank loans and notes payable-long term	2,915,134	3,937,056
Total	$3,937,960	$4,716,144

The Company entered into Securities Purchase Agreements with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes (the “Notes”).  The Notes, which were to mature on August 31, 2012, were issued to investors with a principal amount equal to the investor’s subscription amount times 110% and did not bear interest except in the instance of default.  The Notes were convertible into shares of common stock of the Company at an exercise price equal to $0.53, which was the closing price of the common stock on May 1, 2012 (the “Conversion Price”).  In connection with the Notes, the Company entered into a security agreement with the lenders providing for a security interest in all of the assets of the Company and certain subsidiaries of the Company.  In connection with the purchase of Notes, each investor  received a five-year warrant to purchase a number of shares of Common Stock equal to 55% times such investor’s investment in the Notes divided by the Conversion Price at an exercise price equal to the Conversion Price.  Certain directors and officers of the Company invested $330,000 in the Notes. The proceeds to the Company were approximately $2,223,307.  The Company recorded financing costs of approximately $227,693 in connection with the issuance of the Notes as interest expense.  As of June 30, 2012 the Notes were either converted into the Company’s stock or paid in full.  Interest expense related to the Notes was $1,366,450 for the year ended June 30, 2012.

Bank loans and notes payable consisted of the following at June 30, 2012 and June 30, 2011:

	2012	2011

Note payable to the seller of Tier Electronics LLC payable in annual installments of $450,000 on January 21, 2013 and January 21, 2014. Interest accrues at a rate of 8% and is payable monthly. The promissory note is collateralized by the Company’s membership interest in its wholly-owned subsidiary Tier Electronics LLC. See note (a) below.	$900,000	$1,350,000

Note payable to Wisconsin Department of Commerce payable in monthly installments of $22,800, including interest at 2%, with the final payment due May 1, 2017; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement.	1,279,367	1,300,000

Bank loan payable in fixed monthly payments of $6,800 of principal and interest at a rate of .25% below prime, as defined, subject to a floor of 5% as of June 30, 2012 and 2011 with any principal due at maturity on June 1, 2018; collateralized by the building and land.	719,528	763,338

Note payable in fixed monthly installments of $6,716 of principal and interest at a rate of 5.5% with any principal due at maturity on May 1, 2028; collateralized by the building and land.	764,981	794,074

Bank loan payable in monthly installments of $21,000 of principal and interest at a rate equal to prime, as defined, subject to a floor of 4.25% with any principal due at maturity on December 1, 2013; collateralized by specific equipment.	274,084	508,732
	$3,937,960	$4,716,144

(a)
If the federal capital gains  tax rate exceeds 15% and or the State of Wisconsin capital gains tax rate  exceeds 5.425% at any time prior to the payment in full of the unpaid  principal balance and accrued interest on the promissory note, then the  principal amount of the promissory note (retroactive to January 21, 2011) shall  be increased by an amount equal to the product of (a) the aggregate amount  of federal and state capital gain realized by the Seller or Seller’s sole member,  as applicable, in connection with the acquisition, multiplied by (b) the  difference between (i) the combined federal and State of Wisconsin capital  gains tax rate as of the date of calculation, minus (ii) the combined federal and  State of Wisconsin capital gains tax rate of 20.425% as of January 21, 2011.  Any adjustment to the principal amount of the promissory note shall be effected by increasing the amount of the last payment due under the promissory note without affecting the next regularly scheduled payment(s) under the promissory note.  The loan was amended in January 2012 and the initial payment of $450,000 due on January 21, 2012 was deferred and paid in three equal installments of $150,000 on February 21, March 21 and April 7, 2012.  Interest continued to accrue at a rate of 8% and was payable monthly.

Maximum aggregate annual principal payments for fiscal periods subsequent to June 30, 2012 are as follows:

2013	$1,022,826
2014	815,929
2015	346,455
2016	386,464
2017	342,850
2018 and thereafter	1,023,436
$3,937,960

The loan agreements with the bank require the Company to meet certain operating ratios.  The Company was not in compliance with such covenants as of June 30, 2011, for which a waiver was obtained from the bank on June 27, 2011 which waived the covenants through June 29, 2012.  On June 28, 2012 the bank permanently waived the covenants.

NOTE 10 – EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

During the years ended June 30, 2012 and June 30, 2011, the Company’s results of operations include compensation expense for stock options granted and restricted shares vested under its various equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $1,586,798 and $866,512, based on the amortized grant date fair value of options and vesting of restricted shares during the years ended June 30, 2012 and June 30, 2011, respectively.

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

On November 10, 2010, (1) a total of 511,143 RSUs were granted to the Company’s directors in payment of directors fees through November 2011 pursuant to the Company’s Director Compensation Policy, (2) a total of 574,242 RSUs previously issued to the Company’s directors pursuant to this policy which provided for cash settlement were converted to stock settled RSUs, and (3) 115,000 RSUs were granted in total to a consultant and to the Company’s President and CEO.  On November 9, 2011, an additional 548,051 RSUs were granted to the Company’s directors in payment of directors fees through November 2012.  On May 6, 2011 the Company’s President and CEO was awarded 200,000 RSUs that vest ratably over a three year period.  On March 23, 2012, the Company’s Compensation Committee of the Company’s Board of Directors awarded 500,000 RSUs to the Company’s President and CEO which will vest based on the satisfaction of certain performance targets for the six-month period ending September 30, 2012.

During the year ended June 30, 2012 options to purchase 1,454,500 shares were granted to employees exercisable at prices from $0.37 to $1.16 and exercisable at various dates through June 2020.  As of June 30, 2012, an additional 728,803 shares were available to be issued under the Omnibus Plan.

On January 21, 2011, certain members of management of Tier Electronics LLC were awarded inducement options to purchase a total of 750,000 shares of the Company’s common stock at an exercise price of $1.15.  The options vest as follows: (1) 420,000 vest in three equal annual installments beginning on December 31, 2011 based on achievement of certain performance targets, (2) 330,000 vest in three equal annual installments beginning on the one-year anniversary of the grant date.  As of June 30, 2012, 140,000 of the 420,000 shares had vested and 110,000 of the 330,000 had vested.

During March 2011, the expiration date of 75,000 options held by a former director of the Company was extended from March 31, 2011 to April 30, 2011, and the expiration date of 125,000 options held by this former director was extended from March 31, 2011 to December 31, 2011.  The Company recorded an expense of $45,676 in connection with these extensions.  At June 30, 2012, the remaining 125,000 options had expired.

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorized the Board of Directors or a committee thereof to grant options to purchase up to a maximum of 1,500,000 shares to employees and directors of the Company.  No options were issued under the 2007 Plan during the year ended June 30, 2012.  During the year ended June 30, 2012, no options were granted.  During the year ended June 30, 2011, 74,500 options were granted to employees at exercise prices from $0.46 to $0.64 with expiration dates from August 2018 to October 2018.  As of June 30, 2012, there were no remaining options available to be issued under the 2007 Plan.

In 2005, the Company established an Employee Stock Option Scheme (the “2005 Plan”) and in 2002 the Company established the 2002 Stock Option Plan (the “SOP”) which plans authorized the board of directors or a committee thereof to grant options to employees and directors of the Company. No options were issued under either the 2005 Plan or the SOP during the year ended June 30, 2012 and June 30, 2011.  As of June 30, 2012, there were no options available to be issued under either the 2005 Plan or the SOP.

In January 2010 the Company’s new President and CEO was awarded two inducement option grants covering a total of 500,000 shares with an exercise price of $1.33 per share.  100,00 of these options vested in two equal installments on June 30, 2010 and December 31, 2010, based on the satisfaction of certain performance targets for each of the six-month periods then ended.   The remaining 400,000 of these options vest over three years with the first one-third vesting on January 7, 2011 and the remaining two-thirds vesting in 24 equal monthly installments beginning on January 31, 2011 and ending on December 31, 2012.

In November 2011 the Company’s new Executive Vice President of Operations was awarded two inducement option grants covering a total of 500,000 shares with an exercise price of $0.79 per share which was the closing price of the Company’s common stock on the NYSE MKT on the date of his appointment.  100,000 of these options will vest in two equal installments on September 30, 2012 and June 30, 2013 based on the achievement of certain performance targets.  The remaining 400,000 of these options will vest over three years with the first one-third vesting on November 9, 2012 and the remaining two-thirds vesting in 24 equal monthly installments beginning in on December 9, 2012 and ending November 9, 2014.

In aggregate for all plans, at June 30, 2012 the Company had a total of 4,239,064 options outstanding, 2,448,436 RSUs outstanding and 728,803 shares available for future grant under the Omnibus Plan.

 Information with respect to stock option activity under the employee and director plans is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Balance at July 1, 2010	2,316,992	$1.92
Options granted	1,230,500	1.02
Options forfeited	(150,189)	2.51
Options exercised	(75,000)	1.09
Balance at June 30, 2011	3,322,303	1.55
Options granted	1,454,500	0.82
Options forfeited	(537,739)	1.91
Balance at June 30, 2012	4,239,064	$1.25

The following table summarizes information relating to the stock options outstanding at June 30, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.34 to $0.50	67,833	6.1	$0.48	39,167	5.9	$0.49
$0.51 to $1.00	1,639,500	7.1	0.80	230,333	6.5	0.77
$1.01 to $1.50	2,181,731	5.9	1.20	1,379,011	5.7	1.27
$3.50 to $3.82	350,000	2.6	3.60	350,000	2.6	3.59
Balance at June 30, 2012	4,239,064	6.1	$1.25	1,998,511	5.2	$1.60

During the year ended June 30, 2012 options to purchase 1,454,500 shares were granted to employees  exercisable at prices from $0.37 to $1.16 per share based on various service and performance based vesting terms from July 2011 through June 2015 and exercisable at various dates through June 2020. During the year ended June 30, 2011 options to purchase 1,230,500 shares were granted to employees exercisable at prices from $0.46 to $1.36 per share based on various service and performance based vesting terms from August 2011 through June 2014 and exercisable at various dates through June 2019.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the years ended June 30, 2012 and 2011 using the Black-Scholes option-pricing model:

	2012	2011
Expected life of option (years)	2.5	.001 - 2.5
Risk-free interest rate	.24 - .55%	.24 - 1.10%
Assumed volatility	103 - 107%	53 - 153%
Expected dividend rate	0	0
Expected forfeiture rate	4.35 - 6.80%	0 - 7.76%

Time-vested and performance-based stock awards, including stock options, restricted stock and restricted stock units, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

A summary of the status of unvested employee stock options as of June 30, 2012 and June 30, 2011 and changes during the years ended is presented below:

	Number of Options	Weighted-Average Grant Date Fair Value Per Share
Balance at July 1, 2010	987,500	$0.77
Granted	1,230,500	0.58
Vested	(476,526)	0.49
Forfeited	(6,250)	0.29
Balance at June 30, 2011	1,735,224	0.62
Granted	1,454,500	0.82
Vested	(1,998,511)	1.54
Forfeited	(221,500)	0.72
Balance at June 30, 2012	969,713	$0.94

Total fair value of options granted in the years ended June 30, 2012 and June 30, 2011 was $709,713 and $813,290, respectively.  At June 30, 2012 there was $470,094 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next three years.

During the fourth quarter of fiscal 2010 the Company agreed to compensate its directors with restricted stock units (“RSUs”) rather than cash.  As a result included in accrued compensation and benefits at June 30, 2010 was $182,500 related to these awards. The RSUs were classified as liability awards because the RSUs were expected to be paid in cash upon vesting. These RSUs were converted to 574,242 stock-settled RSUs in November 2010 and $182,500 was transferred from accrued compensation and benefits to additional paid-in capital.  The cash-settled RSUs that were converted to stock-settled RSUs were 100% vested upon conversion.  There were also $405,953 in directors’ fees expense and $7,000 in consulting fees expense settled with RSUs for the year ended June 30, 2012.  As of June 30, 2012 there were 360,342 unvested RSUs outstanding which will vest through May 6, 2014.  For accounting purposes, at June 30, 2012 there was $827,786 recognized and $319,163 in unrecognized compensation cost related to unvested RSUs, which is expected to be recognized through May 6, 2014.  Vested RSUs are payable six months after the holder’s separation from service with the Company.

The table below summarizes the status of restricted stock unit balances:

	Number of Restricted Stock Units	Weighted-Average Valuation Price Per Unit
Conversion of cash settled RSUs	574,242	$0.55
RSUs granted	826,143	0.80
RSUs forfeited	-	-
Balance at June 30, 2011	1,400,385	0.70
RSUs granted	1,048,051	0.74
RSUs forfeited	-	-
Balance at June 30, 2012	2,448,436	$0.72

NOTE 11 - WARRANTS

At June 30, 2012 there were outstanding warrants to purchase 2,895,303 common shares issued by the Company in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $12 million of common stock as described in Note 12 on June 19, 2012 exercisable at $0.475 per share and which expire in June 2017.

At June 30, 2012 there were outstanding warrants to purchase 2,558,019 common shares issued by the Company in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes as described in Note 9 on May 1, 2012 exercisable at $0.53 per share and which expire in May 2017.

At June 30, 2012 there were outstanding warrants to purchase 29,000 common shares issued by the Company as partial payment for services exercisable at $1.00 per share which expire March 2015 through June 2015.

At June 30, 2012 there were outstanding warrants to purchase 40,000 common shares issued by the Company to an equipment supplier in January 2011 exercisable at $0.56 per share and which expire in January 2014.  The fair value of the warrants was $11,834 and was included in the cost of the equipment.

At June 30, 2012 there were outstanding warrants to purchase 1,121,875 common shares acquired by certain purchasers of Company shares in March 2010 exercisable at $1.04 per share and which expire in September 2015.

At June 30, 2012 there were outstanding warrants to purchase 358,333 common shares acquired by certain purchasers of Company shares in August 2009 exercisable at $1.33 per share and which expire in August 2015.

Warrants to purchase 50,000 shares acquired by Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our United States public offering which are exercisable at $7.20 per share expired during June 2012.

Warrants to purchase 48,950 shares issued and outstanding to Strategic Growth International in connection with capital raising activities in 2007, with an exercise price of $7.20 per share expired during June 2012.

Warrants to purchase 120,023 common shares acquired by Empire Financial Group, Ltd. in 2006 exercisable at $3.23 per share expired during September 2011.

The table below summarizes warrant balances:

	Number of Warrants	Weighted-Average Exercise Price Per Share
Balance at July 1, 2010	1,846,031	$1.76
Warrants granted	3,067,797	1.24
Warrants expired	-	-
Warrants exercised	(3,027,797)	(1.25)
Balance at June 30, 2011	1,886,031	1.73
Warrants granted (See Note 12)	9,614,875	0.53
Warrants expired	(365,823)	(4.54)
Warrants exercised (See Note 12)	(4,132,553)	(0.53)
Balance at June 30, 2012	7,002,530	$0.63

NOTE 12 – EQUITY

On August 30, 2010, the Company entered into an amended and restated securities purchase agreement (“Socius Agreement”) with Socius CG II, Ltd. (“Socius”). Pursuant to the Socius Agreement the Company had the right over a term of two years, subject to certain conditions, to require Socius to purchase up to $10 million of redeemable subordinated debentures and/or shares of redeemable Series A preferred stock in one or more tranches.  The debentures accrued interest at an annual rate of 10% and the shares of Series A preferred stock accumulated dividends at the same rate.  Both the debentures and the shares of Series A preferred stock were redeemable at the Company’s election at any time after the one year anniversary of issuance.  Neither the debentures nor the Series A preferred shares were convertible into common stock.

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

Under the Socius Agreement, in connection with each tranche Socius was obligated to purchase that number of shares of our common stock equal in value to 135% of the amount of the tranche at a per share price equal to the closing bid price of the common stock on the trading day preceding our delivery of the tranche notice.  Socius had the option to pay for the shares it purchased at its option, in cash or a collateralized promissory note.  Any such promissory note accrued interest at 2.0% per year and was collateralized by securities owned by Socius with a fair market value equal to the principal amount of the promissory note. The entire principal balance and interest on the promissory note was due and payable on the later of the fourth anniversary of the date of the promissory note or when we redeemed all the Series A preferred stock issued by us to Socius under the Socius Agreement, and was applied by us toward the redemption of the shares of Series A preferred stock held by Socius.

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

The following summarizes the transactions under the Socius agreement:

Tranche	Date of Notice	Series A Preferred Stock Purchased by Socius	Shares of Common Stock Purchased by Socius	Total Purchase Price of Common Stock	Per Share Price	Shares of Common Stock Issued by ZBB in Payment of Commitment Fee	Discount on Collateralized Promissory Note Issued by Socius
1	September 2, 2010	$517,168	1,163,629	$698,177	$0.60	490,196	$183,922
2	November 12, 2010	490,000	906,165	661,500	0.73	402,901	173,872
3	January 12, 2011	2,020,000	1,934,042	2,727,000	1.41		716,777
4	March 16, 2011	520,000	557,142	702,000	1.26		184,461
5 & 6	September 8, 2011	1,447,240	2,621,359	1,953,775	0.75		512,815
7	November 16,2011	750,000	1,511,194	1,012,500	0.67		266,130
		$5,744,408	8,693,531	$7,754,952		893,097	$2,037,977

The Company’s accounting for the 2% notes receivable – common stock was to accrue interest on the discounted notes receivable at 10% as a credit to additional paid-in capital.  The Company’s accounting for the Series A preferred stock was to accrete dividends at 10% as a charge to additional paid-in capital.

In the event of liquidation, dissolution or winding up (whether voluntary or involuntary) of the Company, the holders of shares of Series A preferred stock were entitled to be paid the full amount payable on such shares upon the liquidation, dissolution or winding up of the corporation fixed by the Board of Directors with respect to such shares, if any, before any amount was to be paid to the holders of the common stock.

In connection with the May 2012 Note transaction described in Note 9 on May 7, 2012 the Company sent a notice to Socius to terminate the Socius Agreement.

In June 2012, we entered into a redemption agreement with Socius pursuant to which we acquired and redeemed all the shares of Series A Preferred Stock issued to Socius under the Socius Agreement (the “Shares”) in exchange for the cancellation of the secured promissory notes issued by Socius to us under the Socius Agreement.  Following completion of the June 2012 redemption and the retirement and cancellation of the Shares, no shares of Series A Preferred Stock remain outstanding.  Subsequent to June 30, 2012, we cancelled the Series A preferred stock.

The liquidation preference of the outstanding Series A preferred stock was $0 and $3,715,470 as of June 30, 2012 and June 30, 2011, respectively.  Redemption of the preferred shares was settled by application of the Socius 2% notes receivable.

On October 12, 2010, the Company entered into Stock Purchase Agreements with certain investors providing for the sale of a total of 3,329,467 shares of the Company’s common stock for an aggregate purchase price of $1,435,000 at a price per share of $0.431.  The closing took place on October 15, 2010.  The net proceeds to the Company after deducting $60,000 of offering costs were $1,375,000.

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

On December 13, 2011, the Company entered into Stock Purchase Agreements with a strategic investor previously known to the Company and certain Company officers and directors providing for the issuance of a total of 1,167,340 shares of common stock for an aggregate purchase price of $875,505 at a price per share equal to $0.75 which was the closing price of the Company’s common stock on December 12, 2011.  On December 14, 2011, the Company entered into Stock Purchase Agreements with certain investors providing for the issuance of a total of 1,425,000 shares of the Company’s common stock for an aggregate purchase price of $1,011,893 at a price per share of $0.7101 which was the closing price of the Company’s common stock on December 13, 2011.  The closing for both transactions took place on December 16, 2011.  The net proceeds to the Company after deducting $84,343 of offering costs were $1,803,055.

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

On June 19, 2012 the Company issued 31,600,000 shares of its common stock at a price to the public of $0.38 per share. The net proceeds to ZBB from this offering were approximately $10.7 million after deducting approximately $1.3 million in underwriting discounts and other offering expenses.   In connection with the offering, the Company granted the underwriter warrants to purchase 2,895,303 shares of common stock at an exercise price of $0.475 per share.  These warrants expire on June 13, 2017.  The estimated fair value of these warrants was $1,024,726, as determined using the Black-Scholes methodology (assuming estimated volatility of 100.86%, risk-free interest rate of 0.71%, expected dividend yield of 0.0%). This amount was recorded as both an increase to additional paid in capital and as a non-cash issuance cost of the financing transaction.

NOTE 13 – COMMITMENTS

Leasing Activities

The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expires October 31, 2016.  The rental rate was $75,596 per annum (A$72,431) and was subject to an annual CPI adjustment. Rent expense was $93,755 and $77,972 for the years ended June 30, 2012 and June 30, 2011, respectively.  The Company renewed the lease on its Australian research and development facility through October 2016 at a rental rate of $95,855 per annum (A$95,000) subject to an annual CPI adjustment.  The Company also leases a building from an officer of its subsidiary, Tier Electronics LLC, who is also a shareholder and director, under a lease agreement expiring December 31, 2014.  The current year rental is $84,000 per annum and is subject to a CPI adjustment at renewal.  The rent expense for the years ended June 30, 2012 and June 30, 2011 was $84,000 and $35,000, respectively.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.  The future payments required under the terms of the leases for fiscal periods subsequent to June 30, 2012 are as follows:

2013	$182,344
2014	140,344
2015	98,344
2016	32,781
$453,813

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

NOTE 14 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $91,963 and $62,459 for the years ended June 30, 2012 and June 30, 2011, respectively.

NOTE 15— INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Year Ended June 30,
	2012	2011
Current	$(253,255)	$(579,955)
Deferred	-	-
Provision (benefit) for income taxes	$(253,255)	$(579,955)

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of June 30, 2012 and June 30, 2011.

During the year ended June 30, 2012, the Company recorded a $253,255 credit (benefit) for income taxes which represents a pro rata portion of an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2012 based on the qualified expenditures the Company incurred during the year ended June 30, 2012.  The Company recorded an estimated income tax refund receivable of $164,640 for the year ended June 30, 2011 for the estimated refund related to qualified expenditures during the year ended June 30, 2011, related to a refundable Australian research and development tax credit for the year ended June 30, 2011.  The Company recognized a refund of $415,315 for expenditures incurred during the year ended June 30, 2010 for a refund claim filed in March 2011.  The Company has provided a valuation allowance against all deferred income tax assets as it is more likely than not that its deferred income tax assets are not currently realizable due to the net operating losses incurred by the Company since its inception.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Year Ended June 30,
	2012	2011
Income tax benefit computed at the U.S. federal statutory rate	-34%	-34%
Australia research and development credit	-4	-6
Change in valuation allowance	34	34
Total	-4%	-6%

Significant components of the Company’s net deferred income tax assets as of June 30, 2012 and June 30, 2011 were as follows:

	2012	2011
Federal net operating loss carryforwards	$17,063,374	$13,481,428
Federal - other	1,578,175	221,795
Wisconsin net operating loss carryforwards	2,080,223	1,544,877
Australia net operating loss carryforwards	1,291,699	1,560,010
Deferred income tax asset valuation allowance	(22,013,471)	(16,808,110)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $50 million as of June 30, 2012, that expire at various dates between June 30, 2015 and 2032.  The Company also has $905,050 in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization.  The Company has U.S. federal research and development tax credit carryforwards of approximately $87,000 as of June 30, 2012 that expire at various dates through June 30, 2032.  As of June 30, 2012, the Company has approximately $40 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2013 and 2027.  As of June 30, 2012, the Company also has approximately $4.3 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	Year Ended June 30,
	2012	2011
Beginning balance	$219,500	$-
Additions based on tax positions related to the current period	-	219,500
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Lapses of statutes of limitations	-	-
Effect of foreign currency translation	(10,907)
Ending balance	$208,593	$219,500

The unrecognized income tax benefits relate to the credit the Company claimed during fiscal 2012 related to a refundable Australian research and development tax credit for qualified expenditures incurred during fiscal year 2012.  If recognized, it would favorably affect the effective income tax rate.  The amount is included in accrued expenses in the accompanying consolidated balance sheets.

The Company’s issuance of additional shares of common stock has constituted an ownership change under Section 382 of the Internal Revenue Code which places an annual dollar limit on the use of net operating loss (“NOL”) carryforwards and other tax attributes that may be utilized in the future.  The calculation of the annual limitation of usage is based on a percentage of the equity value immediately after any ownership change.  The annual amount of tax attributes that may be utilized after the change in ownership is limited.  Previous issuances of additional shares of common stock also resulted in ownership changes and the annual amount of tax attributes from previous years is limited as well.  The extent of any limitations on the usage of net operating losses has not been determined.

NOTE 16 — SUBSEQUENT EVENTS

On July 5, 2012 the underwriter for the Company’s June 2012 underwritten public offering exercised substantially all of its over-allotment option and purchased an additional 4,591,287 shares of the Company's common stock. The net proceeds to the Company from this issuance were $1.4 million.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

 Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including the our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of June 30, 2012.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules adopted in conformity with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2012 annual meeting of shareholders to be held on November 7, 2012 and is incorporated herein by reference.

Item 11.Executive Compensation

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2012 annual meeting of shareholders to be held on November 7, 2012 and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2012 annual meeting of shareholders to be held on November 7, 2012 and is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions, and Director Independence

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2012 annual meeting of shareholders to be held on November 7, 2012 and is incorporated herein by reference.

Item 14.Principal Accounting Fees and Services

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2012 annual meeting of shareholders to be held on November 7, 2012 and is incorporated herein by reference.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2012 and 2011
Consolidated Statements of Operations for the Years ended June 30, 2012 and 2011
Consolidated Statements of Changes in Equity for the Years ended June 30, 2012 and 2011
Consolidated Statements of Cash Flows for the Years ended June 30, 2012 and 2011
Notes to Consolidated Financial Statements

Financial Statement Schedules

Financial statement schedules have been omitted because they either are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Exhibits

The Exhibit Index immediately preceding the exhibits required to be filed with this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on September 19, 2012, thereunto duly authorized.

ZBB ENERGY CORPORATION
/s/ Eric C. Apfelbach
Eric C. Apfelbach
Chief Executive Officer and Director

In accordance with the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed by the following persons in the capacities and on the dates indicated.

	Position	Date

/s/ Eric C. Apfelbach	Chief Executive Officer	September 19, 2012
Eric C. Apfelbach	(Principal executive officer) and Director

/s/ William C. Hogoboom	Chief Financial Officer	September 19, 2012
William C. Hogoboom	(Principal financial officer and principal accounting officer)

/s/ Charles W. Stankiewicz	Director and Chief Operating Officer	September 19, 2012
Charles W. Stankiewicz

/s/ Paul F. Koeppe	Chairman and Director	September 19, 2012
Paul F. Koeppe

/s/ Richard A. Abdoo	Director	September 19, 2012
Richard A. Abdoo

/s/ Manfred E. Birnbaum	Director	September 19, 2012
Manfred E. Birnbaum

/s/ James H. Ozanne	Director	September 19, 2012
James H. Ozanne

/s/ Richard A. Payne	Director	September 19, 2012
Richard A. Payne

/s/ Jeffrey A. Reichard	Director	September 19, 2012
Jeffrey A. Reichard

Exhibit Index

Exhibit No.	Description	Incorporated by Reference to
3.1	Articles of Incorporation of ZBB Energy Corporation, as amended	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on October 27, 2006
3.2	Amendment to Articles of Incorporation of ZBB Energy Corporation	Incorporated by reference to Appendix B attached to the Company’s Definitive Proxy Statement filed on September 24, 2010
3.3	Articles of Amendment for the Cancellation of Series A Preferred Stock	Incorporated by reference to the Company’s Report on Form 8-K filed on July 3, 2012
3.4	Amended and Restated By-laws of ZBB Energy Corporation (as of November 4, 2009)	Incorporated by reference to the Company’s definitive proxy statement filed on September 25, 2009
4.1	Form of Stock Certificate	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form SB-2 filed on April 13, 2007
4.2	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on August 14, 2009
4.3	Form of Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on March 9, 2010
4.4	Form of Debenture	Incorporated by reference to the Company’s Report on Form 8-K filed on August 31, 2010
4.5	Form of Underwriter Warrant	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 10, 2012
4.6	Form of Zero Coupon Convertible Subordinated Note (registered)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 2, 2012
4.7	Form of Zero Coupon Convertible Subordinated Note (unregistered)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 2, 2012
4.8	Form of Warrant	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 2, 2012
10.1*	Employment Agreement dated as of August 18, 2010 between ZBB Energy Corporation and Scott Scampini	Incorporated by reference to the Company’s Report on Form 8-K filed on August 23, 2010
10.2*	2002 Stock Option Plan of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 16, 2008
10.3*	2005 Employee Stock Option Scheme of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on October 27, 2006

Exhibit No.	Description	Incorporated by Reference to
10.4*	2007 Equity Incentive Plan of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 16, 2008
10.5*	Director Nonstatutory Stock Option Agreement by and between the Company and Paul F. Koeppe dated as of November 2, 2009	Incorporated by reference to the Company’s Report on Form 8-K filed on November 4, 2009
10.6*	Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009
10.7*	Nonstatutory Stock Option Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach (performance-based)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009
10.8*	Nonstatutory Stock Option Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach (time-based)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009
10.9*	2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to Appendix A attached to the Company’s Definitive Proxy Statement filed on September 24, 2010
10.10*	2010 Omnibus Long-Term Incentive Plan Form Stock Option Award Agreement	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on January 31, 2010
10.11*	2010 Omnibus Long-Term Incentive Plan Form Restricted Stock Unit Award Agreement	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on January 31, 2010
10.12	Form of Stock Purchase Agreement, dated October 12, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2010
10.13	Form of Stock Purchase Agreement, dated October 12, 2010	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 13, 2010
10.14*	Independent contractor agreement dated December 1, 2010 between ZBB Energy Corporation and Will Hogoboom	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 6, 2010
10.15	Form of Stock Purchase Agreement, dated December 29, 2010	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2010
10.16	Form of Stock Purchase Agreement, dated December 29, 2010	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 30, 2010
10.17	Financial Advisory Agreement between ZBB Energy Corporation and Stonegate Securities, Inc., dated December 29, 2010	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 30, 2010

Exhibit No.	Description	Incorporated by Reference to
10.18*	ZBB Energy Corporation Director Compensation Policy dated November 10, 2010	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010
10.19	Form of Stock Purchase Agreement, dated January 3, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 5, 2011
10.20	Financial Advisory Agreement between ZBB Energy Corporation and Stonegate Securities, Inc., dated January 3, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 5, 2011
10.21	Asset Purchase Agreement by and among ZBB Energy Corporation, DCDC Acquisition Company LLC, Tier Electronics LLC and Jeffrey Reichard dated January 21, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 24, 2011
10.22	Registration Rights Agreement between ZBB Energy Corporation and Tier Electronics LLC dated January 21, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 24, 2011
10.23*	Employment Agreement between ZBB Energy Corporation and Jeffrey Reichard dated January 21, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 24, 2011
10.24*	Form of Nonstatutory Option Agreements issued on January 21, 2011 to Jeff Reichard, Joanne Reichard and Nathan Jobe	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 24, 2011
10.25	$1,350,000 Non-negotiable Promissory Note issued on January 21, 2011 to Tier Electronics LLC	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 24, 2011
10.26	Form of Securities Purchase Agreement, dated June 13, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2011
10.27	Collaboration Agreement between ZBB Energy Corporation and Honam Petrochemical Corporation dated April 8, 2011	Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011
10.28	Form of Stock Purchase Agreement, dated June 14, 2011	Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 filed on February 16, 2012
10.29	Placement Agency Agreement between ZBB Energy Corporation and MDB Capital Group, LLC, dated June 8, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 14, 2011
10.30	Joint Venture Agreement of Anhui MeiXin Store Energy Co., Ltd. by and between ZBB PowerSav Holdings Limited and Anhui Xinrui Investment Co., Ltd, dated August 30, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

Exhibit No.	Description	Incorporated by Reference to
10.31	Limited Liability Company Agreement of ZBB PowerSav Holdings Limited by and between ZBB Cayman Corporation and PowerSav, Inc., dated August 30, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.32
Anhui Meineng Store Energy Co., Ltd. Supplemental Agreement to the Joint Venture Agreement by and between ZBB PowerSav Holdings Limited and Anhui Xinlong Investment Management Co., Ltd, dated November 15, 2011
Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011
10.33	License Agreement by and between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store Energy Co., Ltd., dated November 11, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011
10.34	Management Services Agreement by and between ZBB Powersav Holdings Ltd. and Anhui Meineng Store Energy Co., Ltd., dated November 11, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011
10.35*	Offer letter between ZBB Energy Corporation and Charles Stankiewicz dated November 3, 2011	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011
10.36	Form of Nonstatutory Option Agreements issued on November 9, 2011 to Charles Stankiewicz	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011
10.37	Form of Stock Purchase Agreement, dated December 13, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2011
10.38	Form of Stock Purchase Agreement, dated December 14, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2011
10.39	Placement Agency Agreement between ZBB Energy Corporation and MDB Capital Group, LLC, dated December 14, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2011
10.40	Form of Registration Rights Agreement, dated December 13, 2011	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011
10.41	Form of Stock Purchase Agreement, dated February 1, 2012	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2012
10.42	Form of Stock Purchase Agreement, dated January 31, 2012	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2012

Exhibit No.	Description	Incorporated by Reference to
10.43	Placement Agency Agreement between ZBB Energy Corporation and MDB Capital Group, LLC, dated February 1, 2012	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2012
10.44*	Offer letter between ZBB Energy Corporation and Kevin Dennis dated February 3, 2010	Incorporated by reference to Exhibit 10.48 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012
10.45*	Addendum to Employment Agreement between ZBB Energy Corporation and Kevin Dennis dated August 29, 2011	Incorporated by reference to Exhibit 10.49 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012
10.46*	Offer letter between ZBB Energy Corporation and Daniel Nordloh dated April 29, 2010	Incorporated by reference to Exhibit 10.50 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012
10.47*	First Amendment to Letter Agreement between ZBB Energy Corporation and Daniel Nordloh dated April 28, 2011	Incorporated by reference to Exhibit 10.51 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012
10.48*	Second Amendment to Letter Agreement between ZBB Energy Corporation and Daniel Nordloh dated March 23, 2012	Incorporated by reference to Exhibit 10.52 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012
10.49*	Addendum to Employment Agreement between ZBB Energy Corporation and Scott Scampini dated October 11, 2010	Incorporated by reference to Exhibit 10.53 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012
10.50	Form of Underwriting Agreement between ZBB Energy Corporation and MDB Capital Group, LLC dated June 19, 2012	Incorporated by reference to Exhibit 1 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012
10.51	Form of Securities Purchase Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2012
10.52	Form of Securities Purchase Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2012
10.53	Form of Security Agreement	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 2, 2012
21	Subsidiaries of ZBB Energy Corporation
23	Consent of Baker Tilly Virchow Krause, LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description	Incorporated by Reference to
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files

* Management Contract or Compensatory Plan or Arrangement.