Form 10-Q
period 2012-09-30
ZBB ENERGY CORP
filed 2012-11-13
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 14, 2012
Common Stock, $.01 par value per share	77,568,535

ZBB Energy Corporation

Form 10-Q

(*) All of the financial statements contained in this Quarterly Report are unaudited with the exception of the financial information at June 30, 2012, which has been derived from our audited financial statements at that date and should be read in conjunction therewith. Our audited financial statements as of June 30, 2012 and for the year then ended, and the notes thereto, can be found in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on September 19, 2012.

ZBB ENERGY CORPORATION
Condensed Consolidated Balance Sheets

	September 30, 2012 (Unaudited)	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$4,637,014	$7,823,217
Accounts receivable, net	1,189,722	480,563
Inventories	3,831,728	2,912,207
Prepaid and other current assets	343,643	187,448
Refundable income tax credit	192,643	185,545
Total current assets	10,194,750	11,588,980
Long-term assets:
Property, plant and equipment, net	5,416,108	5,484,545
Investment in investee company	3,007,408	3,083,889
Intangible assets, net	958,618	1,143,122
Goodwill	803,079	803,079
Total assets	$20,379,963	$22,103,615

Liabilities and Equity
Current liabilities:
Bank loans and notes payable	$993,821	$1,022,826
Accounts payable	1,917,790	1,899,029
Accrued expenses	1,332,418	1,289,138
Customer deposits	915,183	1,315,309
Accrued compensation and benefits	271,099	335,369
Total current liabilities	5,430,311	5,861,671
Long-term liabilities:
Bank loans and notes payable	2,802,986	2,915,134
Total liabilities	8,233,297	8,776,805

Equity
Series A preferred stock ($0.01 par value, $10,000 face value)
Common stock ($0.01 par value); 150,000,000 authorized,
77,568,535 and 72,977,248 shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	775,686	729,773
Additional paid-in capital	82,155,435	80,363,519
Accumulated deficit	(71,936,699)	(69,053,909)
Accumulated other comprehensive loss	(1,584,680)	(1,584,921)
Total ZBB Energy Corporation Equity	9,409,742	10,454,462
Noncontrolling interest	2,736,924	2,872,348
Total equity	12,146,666	13,326,810
Total liabilities and equity	$20,379,963	$22,103,615

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended September 30,
	2012	2011
Revenues
Product sales	$1,605,138	$226,107
Engineering and development	218,183	1,411,750
Total Revenues	1,823,321	1,637,857

Costs and Expenses
Cost of product sales	1,492,392	156,671
Cost of engineering and development	45,065	481,107
Advanced engineering and development	1,159,739	699,383
Selling, general, and administrative	1,681,552	1,677,997
Depreciation and amortization	340,632	319,181
Total Costs and Expenses	4,719,380	3,334,339

Loss from Operations	(2,896,059)	(1,696,482)

Other Income (Expense)
Equity in loss of investee company	(76,481)	-
Interest income	389	6,689
Interest expense	(47,563)	(59,668)
Other income	-	4,013
Total Other Income (Expense)	(123,655)	(48,966)

Loss before provision (benefit) for Income Taxes	(3,019,714)	(1,745,448)

Provision (benefit) for Income Taxes	-	(70,000)
Net loss	(3,019,714)	(1,675,448)
Net loss attributable to noncontrolling interest	136,924	-
Net Loss Attributable to ZBB Energy Corporation	$(2,882,790)	$(1,675,448)

Net Loss per share
Basic and diluted	$(0.04)	$(0.05)

Weighted average shares-basic and diluted:
Basic	77,319,009	30,496,936
Diluted	77,319,009	30,496,936

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Conmprehensive Loss (Unaudited)

	Three months ended September 30,
	2012	2011
Net loss	$(3,019,714)	$(1,675,448)
Foreign exchange translation adjustments	241	(22,506)
Comprehensive loss	$(3,019,473)	$(1,697,954)

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Changes in Equity (Unaudited)
									Accumulated Other Comprehensive (Loss)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable - Common Stock	Treasury Stock	Accumulated Deficit		Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance: July 1, 2011	355.4678	$3,715,470	29,912,415	$299,124	$60,777,286	$(3,707,799)	$(11,136)	$(55,343,683)	$(1,572,752)

Net loss								(13,710,226)		$(210,714)
Net translation adjustment									(12,169)
Warrants issued in connection with convertible debt					423,672
Beneficial conversion on convertible debt					418,585
Issuance of common stock, net of costs and underwriting fees			31,872,169	388,962	14,072,955
Warrants issued to underwriters					1,024,726
Issuance of preferred stock, net of issuance costs	219.6602	2,197,240	11,156,497	41,326	2,053,413	(2,187,330)
Stock-based compensation			50,000	500	1,586,298
Retirement of treasury shares			(13,833)	(139)	(10,997)		11,136
Interest on notes receivable - common stock					529,651	(529,651)
Accretion of dividends on preferred stock		523,379			(523,379)
Redemption of Preferred Stock	(575.1280)	(6,436,089)			11,309	6,424,780
Issuance of subsidiary shares to noncontrolling interest										3,083,062
Balance: June 30, 2012	-	-	72,977,248	729,773	80,363,519	-	-	(69,053,909)	(1,584,921)	2,872,348

Net loss								(2,882,790)		(136,924)
Net translation adjustment									241
Issuance of common stock, net of costs and underwriting fees			4,591,287	45,913	1,555,766
Stock-based compensation					236,150
Issuance of subsidiary shares to noncontrolling interest										1,500
Balance: September 30, 2012	-	-	77,568,535	$775,686	$82,155,435	-	-	$(71,936,699)	$(1,584,680)	$2,736,924

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(3,019,714)	$(1,675,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	156,128	137,907
Amortization of intangible assets	184,504	176,757
Stock-based compensation	236,150	300,228
Changes in assets and liabilities
Accounts receivable	(709,159)	(1,271,909)
Inventories	(919,521)	(166,161)
Prepaids and other current assets	(156,195)	5,029
Refundable income taxes	(7,098)	(56,710)
Accounts payable	18,761	661,880
Accrued compensation and benefits	(64,270)	(81,088)
Accrued expenses	20,465	111,823
Customer deposits	(400,126)	263,233
Net cash used in operating activities	(4,583,594)	(1,594,459)
Cash flows from investing activities
Expenditures for property and equipment	(87,691)	(601,804)
Net cash used in investing activities	(87,691)	(601,804)
Cash flows from financing activities
Repayments of bank loans and notes payable	(141,153)	(75,501)
Proceeds from issuance of Series A preferred stock	-	1,447,240
Proceeds from issuance of common stock	1,744,688	-
Common stock issuance costs	(143,009)	(65,304)
Proceeds from noncontrolling interest	1,500	-
Net cash provided by financing activities	1,462,026	1,306,435
Effect of exchange rate changes on cash and cash equivalents	23,056	(52,399)
Net decrease in cash and cash equivalents	(3,186,203)	(942,227)
Cash and cash equivalents - beginning of period	7,823,217	2,910,595

Cash and cash equivalents - end of period	$4,637,014	$1,968,368

Cash paid for interest	$46,753	$59,668

Supplemental non-cash investing and financing activities:
Issuance of common stock for discounted notes receivable	-	$1,440,960

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2012

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

ZBB Energy Corporation (“ZBB,” “we,” “us,” “our” or the “Company”) develops and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc bromide rechargeable electrical energy storage technology and proprietary power electronics systems.  A developer and manufacturer of modular, scalable and environmentally friendly power systems (“ZBB EnerSystem”), ZBB was incorporated in Wisconsin in1998 and is headquartered in Wisconsin, USA with offices also located in Perth, Western Australia.

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

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three month period ended September 30, 2012 are not necessarily indicative of the results that might be expected for the year ending June 30, 2013.

The condensed consolidated balance sheet at June 30, 2012 has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended June 30, 2012.

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

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable are stated net of an allowance for doubtful accounts of $0 and $80,000, as of September 30, 2012 and June 30, 2012.

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

Investment in Investee Company

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reported in the Company’s condensed consolidated balance sheets and condensed statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption ‘‘Equity in loss of investee company” in the condensed consolidated statements of operations. The Company’s carrying value in an equity method investee company is reported in the caption ‘‘Investment in investee company’’ in the Company’s condensed consolidated balance sheets.

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

Intangible Assets

Intangible assets generally result from business acquisitions.  Assets acquired and liabilities assumed are recorded at their estimated fair values.  Intangible assets consist of a non-compete agreement, license agreement, and trade secrets. Amortization is recorded for intangible assets with determinable lives. Intangible assets are amortized using the straight line method over the three year estimated useful lives of the respective assets.

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

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of September 30, 2012 and June 30, 2012.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the consolidated statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were no long-lived assets impaired as of September 30, 2012 and June 30, 2012.

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

While the Company actively engages in monitoring and improving its evolving battery and production technologies, there is only a limited product history and relatively short time frame available to test and evaluate the rate of product failure.  Should actual product failure rates differ from the Company’s estimates, revisions will be made to the estimated rate of product failures and resulting changes to the liability for warranty obligations.  In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.

As of September 30, 2012 and June 30, 2012, included in the Company’s accrued expenses were $655,967 and $418,557, respectively, related to warranty obligations.  Such amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets.

The following is a summary of accrued warranty activity:

	Three Months and Year Ended
	September 30, 2012	June 30, 2012

Beginning balance	$418,557	$413,203
Accruals for warranties during the period	219,410	196,753
Settlements during the period	(27)	(126,902)
Adjustments relating to preexisting warranties	18,027	(64,497)
Ending balance	$655,967	$418,557

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

Total revenues of $1,823,321 and $1,637,857 were recognized for the three months ended September 30, 2012 and September 30, 2011, respectively.  Revenues for the three months ended September 30, 2012 were comprised of four significant customers (83% of total revenues) and revenues for the three months ended September 30, 2011 was one significant customer (85% of total revenues).

Engineering and Development Revenues

On April 8, 2011, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which the Company agreed with Honam to collaborate on the further technical development of the Company’s third generation zinc bromide flow battery module (the “Version 3 Battery Module”).  Pursuant to the Collaboration Agreement, Honam was required to pay the Company a total of $3,000,000 as follows:  (1) $1,000,000 within 10 days following the execution of the Collaboration Agreement (subsequently received on April 9, 2011); (2) $500,000 by June 30, 2011 (subsequently received on June 30, 2011); (3) $1,200,000 by October 10, 2011 (subsequently received on October 10, 2011) and (4) $300,000 within 10 days after a single Version 3 Battery Module test station  is set up at Honam’s research and development center (subsequently received on March 30, 2012).  The Company recognized $1,400,000  of revenue under this agreement during the three months end September 30, 2011 and the Company had recognized $3,000,000 as revenue as of June 30, 2012 based on performance milestones achieved.  Pursuant to the Collaboration Agreement, the parties are required to negotiate a license agreement under which upon the completion of the collaboration project and the receipt by the Company of all payments due under the Collaboration Agreement, the Company shall grant to Honam: (1) a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and (2) non-exclusive rights to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.  In connection with such non-exclusive rights, Honam is required to pay us a royalty.

On December 13, 2011, the Company entered into a joint development and license agreement with a global technology company to jointly develop flow batteries. The objective of the joint development agreement is to develop low cost, high energy density grid scale flow battery stacks and systems that could lead to a significant cost reduction for grid level storage.  Under the terms of the joint development agreement, the Company received $175,000 in December 2011, and will receive payments of $75,000 every three months starting April 2012 through January 2013 (subsequently received $75,000 during April, June  and October of 2012) and $100,000 every three months starting in April 2013 through January 2014.  The global technology company also purchased 933,333 shares of the Company’s common stock in December 2011 for $700,000.  The Company recognizes revenue under this agreement upon achievement of certain performance milestones.  The Company recognized $200,000 of revenue under this agreement in the three months ended September 30, 2012.

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

Included in engineering and development revenues were $218,183 and $1,411,750 respectively, for the three months ended September 30, 2012 and September 30, 2011 related to the collaborative agreements.  Engineering and development costs related to the collaboration agreements totaled $45,065 and $481,107 for the three months ended September 30, 2012 and September 30, 2011.

As of September 30, 2012 and June 30, 2012, the Company had no unbilled amounts from engineering and development contracts in process. The Company had received $1,980 and $129,950 in customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work, as of September 30, 2012 and June 30, 2012, respectively.

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

The Company compensates its outside directors primarily with restricted stock units (“RSUs”) rather than cash.  The grant date fair value of the restricted stock unit awards is determined using the closing stock price of the Company’s common stock on the day prior to the date of the grant, with the compensation expense recognized over the vesting period of restricted stock unit awards, net of estimated forfeitures.

The Company only recognizes expense to its condensed consolidated statements of operations for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards. See Note 9.

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” This ASC Topic requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of September 30, 2012 and June 30, 2012.

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

Foreign Currency

The Company uses the United States dollar as its functional and reporting currency, while the Australian dollar and Hong Kong dollar are the functional currencies of its foreign subsidiaries. Assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars at exchange rates that are in effect at the balance sheet date while equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which were applicable during the reporting period. Translation adjustments are accumulated in accumulated other comprehensive loss as a separate component of equity in the condensed consolidated balance sheets.

Loss per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the three months ended September 30, 2012 and September 30, 2011 there were 14,205,413 and 7,031,696 shares of common stock underlying options, restricted stock units and warrants that are excluded, respectively.

Concentrations of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains significant cash deposits primarily with three financial institutions.  All deposits are fully insured as of September 30, 2012. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit ratings of these institutions as part of its investment strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to accelerated payment terms in current customer contracts and creditworthiness of the current customer base.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of bank loans and notes payable approximate fair value based on their terms which reflect market conditions existing as of September 30, 2012 and June 30, 2012.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include those related to:

●	the timing of revenue recognition;
●	the allowance for doubtful accounts;
●	provisions for excess and obsolete inventory;
●	the lives and recoverability of property, plant and equipment and other long-lived assets, including goodwill and other intangible assets;
●	contract costs and reserves;
●	warranty obligations;
●	income tax valuation allowances;
●	stock-based compensation;
●	fair values of assets acquired and liabilities assumed in a business combination; and
●	valuation of warrants

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

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income (loss) that eliminates the current option to report other comprehensive income (loss) and its components in the statement of changes in equity. Under this guidance, an entity can elect to present items of net income (loss) and other comprehensive income (loss) in one continuous statement or two consecutive statements. This guidance was effective for our current reporting period.

NOTE 2– CHINA JOINT VENTURE

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

The Company’s investment in AHMN was made through Holdco, a holding company formed with PowerSav.  Pursuant to the Holdco Agreement, the Company contributed to Holdco technology via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest and PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest.  The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011. The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012.  For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s consolidated financial statements as a noncontrolling interest.  For the three months ended September 30, 2012, AHMN had a net loss of $632,385.

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

The Company had product sales of $703,438 to AHMN during the three months ended September 30, 2012.

The operating results for AHMN for the period from July 1, 2012 to September 30, 2012 is summarized as follows:

September 30, 2012

Revenues	$-
Gross Profit	-
Income (loss) from operations	(650,444)
Net Income (loss)	$(632,385)

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $2,882,790 attributable to ZBB Energy Corporation for the three months ended September 30, 2012 and as of September 30, 2012 has an accumulated deficit of $71,936,699 and total ZBB Energy Corporation equity of $9,409,742.  The ability of the Company to settle its total liabilities of $8,233,297 and to continue as a going concern is dependent upon closing additional sales orders and availability of future funding and achieving profitability.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As described in detail in Notes 8 and 11, in the year ended June 30, 2012 the Company raised approximately $2.2 million in net proceeds through the issuance of Zero Coupon Convertible Subordinated Notes in May 2012 (subsequently repaid in full by June 30, 2012), approximately $2.2 million in net proceeds through the issuance of shares of Series A Preferred Stock pursuant to the Socius Agreement and approximately $15.5 million through the issuance of shares of common stock in various transactions to certain investors.

The Company believes that working capital sufficient to fund operations through June 30, 2013 is dependent upon closing additional sales orders and/or raising additional investment capital.  However, there can be no assurances that unforeseen circumstances will not require the Company to raise additional investment capital to fund its operations.  If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.  Accordingly, the Company is currently implementing certain plans designed to generate additional sales and reduce costs and is exploring various alternatives including strategic partnership transactions, and/or government programs that may be available to the Company.

NOTE 4 – INVENTORIES

Inventories are comprised of the following as of September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Raw materials	$1,438,143	$2,396,545
Work in progress	2,393,585	515,662
Total	$3,831,728	$2,912,207

NOTE 5– PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Land	$217,000	$217,000
Building and improvements	3,520,872	3,520,872
Manufacturing equipment	4,599,374	4,597,020
Office equipment	401,771	313,928
Construction in process	31,050	31,050
Total, at cost	8,770,067	8,679,870
Less, accumulated depreciation	(3,353,959)	(3,195,325)
Property, Plant & Equipment, Net	$5,416,108	$5,484,545

NOTE 6– INTANGIBLE ASSETS

Intangible assets are comprised of the following as of September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Non-compete agreement	$310,888	$310,888
License agreement	288,087	288,087
Trade secrets	1,599,122	1,599,122
Total, at cost	2,198,097	2,198,097
Less, accumulated amortization	(1,239,479)	(1,054,975)
Intangible Assets, Net	$958,618	$1,143,122

Estimated amortization expense for fiscal periods subsequent to September 30, 2012 are as follows:

2013	$547,496
2014	411,122
$958,618

NOTE 7 – GOODWILL

The Company acquired ZBB Technologies, Inc., a former wholly-owned subsidiary, through a series of transactions in March 1996.  ZBB Technologies Inc. was subsequently merged with and into ZBB Energy Corporation on January 1, 2012.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of September 30, 2012 and June 30, 2012.

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

NOTE 8 – BANK LOANS AND NOTES PAYABLE

The Company's debt consisted of the following as of September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
Bank loans and notes payable-current	$993,821	$1,022,826
Bank loans and notes payable-long term	2,802,986	2,915,134
Total	$3,796,807	$3,937,960

In May 2012 the Company entered into Securities Purchase Agreements with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes (the “Notes”).  The Notes, which were to mature on August 31, 2012, were issued to investors with a principal amount equal to the investor’s subscription amount times 110% and did not bear interest except in the instance of default.  The Notes were convertible into shares of common stock of the Company at an exercise price equal to $0.53, which was the closing price of the common stock on May 1, 2012 (the “Conversion Price”).  In connection with the Notes, the Company entered into a security agreement with the lenders providing for a security interest in all of the assets of the Company and certain subsidiaries of the Company.  In connection with the purchase of Notes, each investor  received a five-year warrant to purchase a number of shares of Common Stock equal to 55% times such investor’s investment in the Notes divided by the Conversion Price at an exercise price equal to the Conversion Price.  Certain directors and officers of the Company invested $330,000 in the Notes. The proceeds to the Company were $2,223,307.  The Company recorded financing costs of approximately $227,693 in connection with the issuance of the Notes as interest expense during the year ended June 30, 2012.  As of June 30, 2012 the Notes were either converted into the Company’s stock or paid in full.  Interest expense related to the Notes was $1,366,450 for the year ended June 30, 2012.

Bank loans and notes payable consisted of the following at September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012

Note payable to the seller of Tier Electronics LLC payable in annual installments of $450,000 on January 21, 2013 and January 21, 2014. Interest accrues at a rate of 8% and is payable monthly. The promissory note is collateralized by the Company’s membership interest in its wholly-owned subsidiary Tier Electronics LLC. See note (a) below.	$900,000	$900,000

Note payable to Wisconsin Department of Commerce payable in monthly installments of $22,800, including interest at 2%, with the final payment due May 1, 2017; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement.	1,217,260	1,279,367

Bank loan payable in fixed monthly payments of $6,800 of principal and interest at a rate of .25% below prime, as defined, subject to a floor of 5% as of June 30, 2012 and 2011 with any principal due at maturity on June 1, 2018; collateralized by the building and land.	708,270	719,528

Note payable in fixed monthly installments of $6,716 of principal and interest at a rate of 5.5% with any principal due at maturity on May 1, 2028; collateralized by the building and land.	757,452	764,981

Bank loan payable in monthly installments of $21,000 of principal and interest at a rate equal to prime, as defined, subject to a floor of 4.25% with any principal due at maturity on December 1, 2013; collateralized by specific equipment.	213,825	274,084
	$3,796,807	$3,937,960

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

Aggregate annual principal payments for fiscal periods subsequent to September 30, 2012 are as follows:

2013 (nine months)	$881,427
2014	815,961
2015	346,444
2016	356,304
2017	342,658
2018 and thereafter	1,054,013
$3,796,807

NOTE 9 – EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

During the three months ended September 30, 2012 and September 30, 2011, the Company’s results of operations include compensation expense for stock options granted and restricted shares vested under its various equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $236,150 and $300,228, based on the amortized grant date fair value of options and vesting of restricted shares during the three months ended September 30, 2012 and September 30, 2011, respectively.

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

On November 10, 2010, (1) a total of 511,143 RSUs were granted to the Company’s directors in payment of directors fees through November 2011 pursuant to the Company’s Director Compensation Policy, (2) a total of 574,242 RSUs previously issued to the Company’s directors pursuant to this policy which provided for cash settlement were converted to stock settled RSUs, and (3) 115,000 RSUs were granted in total to a consultant and to the Company’s President and CEO.  On November 9, 2011, an additional 548,051 RSUs were granted to the Company’s directors in payment of directors fees through November 2012.  On May 6, 2011 the Company’s President and CEO was awarded 200,000 RSUs that vest ratably over a three year period.  On March 23, 2012, the Company’s Compensation Committee of the Company’s Board of Directors awarded 500,000 RSUs to the Company’s President and CEO which vested based on the satisfaction of certain performance targets for the six-month period ending September 30, 2012.  As of September 30, 2012, 450,000 shares had vested and the remaining shares were cancelled.

During the three months ended September 30, 2012 options to purchase 640,050 shares were granted to employees exercisable at prices from $0.35 to $0.38 and exercisable at various dates through September 2020.  As of September 30, 2012, an additional 444,920 shares were available to be issued under the Omnibus Plan.

On January 21, 2011, certain members of management of Tier Electronics LLC were awarded inducement options to purchase a total of 750,000 shares of the Company’s common stock at an exercise price of $1.15.  The options vest as follows: (1) 420,000 vest in three equal annual installments beginning on December 31, 2011 based on achievement of certain performance targets, (2) 330,000 vest in three equal annual installments beginning on the one-year anniversary of the grant date.  As of September 30, 2012, 140,000 of the 420,000 shares had vested and 110,000 of the 330,000 had vested.

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorized the Board of Directors or a committee thereof to grant options to purchase up to a maximum of 1,500,000 shares to employees and directors of the Company.  In 2005, the Company established an Employee Stock Option Scheme (the “2005 Plan”) and in 2002 the Company established the 2002 Stock Option Plan (the “SOP”) which plans authorized the board of directors or a committee thereof to grant options to employees and directors of the Company. No options were issued under either the 2007 Plan, the 2005 Plan or the SOP during the year ended June 30, 2012as there are no options available to be issued under either the 2007 Plan, 2005 Plan or the SOP.

In January 2010 the Company’s new President and CEO was awarded two inducement option grants covering a total of 500,000 shares with an exercise price of $1.33 per share.  100,000 of these options vested in two equal installments on June 30, 2010 and December 31, 2010, based on the satisfaction of certain performance targets for each of the six-month periods then ended.   The remaining 400,000 of these options vest over three years with the first one-third vesting on January 7, 2011 and the remaining two-thirds vesting in 24 equal monthly installments beginning on January 31, 2011 and ending on December 31, 2012.

In November 2011, the Company’s Chief Operating Officer was awarded two inducement option grants covering a total of 500,000 shares with an exercise price of $0.79 per share which was the closing price of the Company’s common stock on the NYSE MKT on the date of his appointment.  100,000 of these options will vest in two equal installments on September 30, 2012 and June 30, 2013 based on the achievement of certain performance targets.  The remaining 400,000 of these options will vest over three years with the first one-third vesting on November 9, 2012 and the remaining two-thirds vesting in 24 equal monthly installments beginning in on December 9, 2012 and ending November 9, 2014.

In aggregate for all plans, at September 30, 2012 the Company had a total of 4,722,947 options outstanding, 2,398,436 RSUs outstanding and 444,920 shares available for future grant under the Omnibus Plan.

Information with respect to stock option activity under the employee and director plans is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Balance at June 30, 2011	3,322,303	$1.55
Options granted	1,454,500	0.82
Options forfeited	(537,739)	1.91
Balance at June 30, 2012	4,239,064	1.25
Options granted	640,050	0.38
Options forfeited	(156,167)	0.86
Balance at September 30, 2012	4,722,947	$1.14

The following table summarizes information relating to the stock options outstanding at September 30, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.34 to $0.50	707,550	7.96	$0.38	38,834	5.63	$0.49
$0.51 to $1.00	1,517,666	6.87	0.80	272,500	6.27	0.76
$1.01 to $1.50	2,147,731	5.67	1.24	1,393,178	5.43	1.27
$3.50 to $3.82	350,000	2.30	3.59	350,000	2.30	3.59
Balance at September 30, 2012	4,722,947	6.20	1.14	2,054,512	5.00	1.58

During the three months ended September 30, 2012 options to purchase 640,050 shares were granted to employees  exercisable at prices from $0.35 to $0.38 per share based on various service and performance based vesting terms from July 2012 through September 2015 and exercisable at various dates through September 2020. During the three months ended September 30, 2011 options to purchase 543,000 shares were granted to employees exercisable at prices from $0.59 to $1.16 per share based on various service and performance based vesting terms from July 2011 through September 2014 and exercisable at various dates through September 2019.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2012 and the year ended June 30, 2012 using the Black-Scholes option-pricing model:

	FY 2013	FY 2012
Expected life of option (years)	4	2.5
Risk-free interest rate	.46 - .54%	.24 - .55%
Assumed volatility	104%	103 - 107%
Expected dividend rate	0	0
Expected forfeiture rate	4.19 - 6.66%	4.35 - 6.80%

Time-vested and performance-based stock awards, including stock options, restricted stock and restricted stock units, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

A summary of the status of unvested employee stock options as of September 30, 2012 and June 30, 2012 and the changes during the periods then ended is presented below:

	Number of Options	Weighted-Average Grant Date Fair Value Per Share
Balance at June 30, 2011	1,735,224	$0.62
Granted	1,454,500	0.38
Vested	(722,837)	0.85
Forfeited	(226,334)	0.86
Balance at June 30, 2012	2,240,553	0.81
Granted	640,050	0.38
Vested	(57,001)	0.85
Forfeited	(155,167)	0.86
Balance at September 30, 2012	2,668,435	$0.81

Total fair value of options granted in the three months ended September 30, 2012 and September 30, 2011 was $151,642 and $292,759, respectively.  At September 30, 2012 there was $423,051 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next three years.

The Company compensates its directors with restricted stock units (“RSUs”) and cash.  There were $105,497 in directors’ fees expense settled with RSUs for the three months ended September 30, 2012.  As of September 30, 2012 there were 183,333 unvested RSUs outstanding which will vest through May 6, 2014 and $185,666 in unrecognized compensation cost related to unvested RSUs which is expected to be recognized through May 6, 2014.  Shares of common stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

The table below summarizes the status of restricted stock unit balances:

	Number of Restricted Stock Units	Weighted-Average Valuation Price Per Unit
Balance at June 30, 2011	1,400,385	$0.70
RSUs granted	1,048,051	0.74
RSUs forfeited	-	-
Balance at June 30, 2012	2,448,436	0.72
RSUs granted	-	-
RSUs forfeited	(50,000)	0.70
Balance at September 30, 2012	2,398,436	$0.72

NOTE 10 - WARRANTS

At September 30, 2012 there were outstanding warrants to purchase 75,000 common shares issued by the Company as partial payment for services exercisable at $0.42 per share which expire in July 2015.

At September 30, 2012 there were outstanding warrants to purchase 2,895,303 common shares issued by the Company in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $12 million of common stock as described in Note 11 on June 19, 2012 exercisable at $0.475 per share and which expire in June 2017.

At September 30, 2012 there were outstanding warrants to purchase 2,558,019 common shares issued by the Company in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes as described in Note 8 on May 1, 2012 exercisable at $0.53 per share and which expire in May 2017.

At September 30, 2012 there were outstanding warrants to purchase 35,500 common shares issued by the Company as partial payment for services exercisable at $1.00 per share which expire March 2015 through July 2015.

At September 30, 2012 there were outstanding warrants to purchase 40,000 common shares issued by the Company to an equipment supplier in January 2011 exercisable at $0.56 per share and which expire in January 2014.  The fair value of the warrants was $11,834 and was included in the cost of the equipment.

At September 30, 2012 there were outstanding warrants to purchase 1,121,875 common shares acquired by certain purchasers of Company shares in March 2010 exercisable at $1.04 per share and which expire in September 2015.

At September 30, 2012 there were outstanding warrants to purchase 358,333 common shares acquired by certain purchasers of Company shares in August 2009 exercisable at $1.33 per share and which expire in August 2015.

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

The table below summarizes warrant balances:

	Number of Warrants	Weighted-Average Exercise Price Per Share
Balance at June 30, 2011	1,886,031	$1.73
Warrants granted	9,614,875	0.53
Warrants expired	(365,823)	(4.54)
Warrants exercised	(4,132,553)	(0.53)
Balance at June 30, 2012	7,002,530	0.63
Warrants granted	81,500	0.47
Warrants expired	-	-
Warrants exercised	-	-
Balance at September 30, 2012	7,084,030	$0.63

NOTE 11 – EQUITY

On August 30, 2010, the Company entered into an amended and restated securities purchase agreement (“Socius Agreement”) with Socius CG II, Ltd. (“Socius”). Pursuant to the Socius Agreement, the Company had the right over a term of two years, subject to certain conditions, to require Socius to purchase up to $10 million of redeemable subordinated debentures and/or shares of redeemable Series A preferred stock in one or more tranches.  The debentures accrued interest at an annual rate of 10% and the shares of Series A preferred stock accumulated dividends at the same rate.  Both the debentures and the shares of Series A preferred stock were redeemable at the Company’s election at any time after the one year anniversary of issuance.  Neither the debentures nor the Series A preferred shares were convertible into common stock.

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

Under the Socius Agreement, in connection with each tranche, Socius was obligated to purchase that number of shares of our common stock equal in value to 135% of the amount of the tranche at a per share price equal to the closing bid price of the common stock on the trading day preceding our delivery of the tranche notice.  Socius had the option to pay for the shares it purchased at its option, in cash or a collateralized promissory note.  Any such promissory note accrued interest at 2.0% per year and was collateralized by securities owned by Socius with a fair market value equal to the principal amount of the promissory note. The entire principal balance and interest on the promissory note was due and payable on the later of the fourth anniversary of the date of the promissory note or when we redeemed all the Series A preferred stock issued by us to Socius under the Socius Agreement, and was applied by us toward the redemption of the shares of Series A preferred stock held by Socius.

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

The following summarizes the transactions under the Socius agreement:

Tranche	Date of Notice	Series A Preferred Stock Purchased by Socius	Shares of Common Stock Purchased by Socius	Total Purchase Price of Common Stock	Per Share Price	Shares of Common Stock Issued by ZBB in Payment of Commitment Fee	Discount on Collateralized Promissory Note Issued by Socius
1	September 2, 2010	$517,168	1,163,629	$698,177	$0.60	490,196	$183,922
2	November 12, 2010	490,000	906,165	661,500	0.73	402,901	173,872
3	January 12, 2011	2,020,000	1,934,042	2,727,000	1.41		716,777
4	March 16, 2011	520,000	557,142	702,000	1.26		184,461
5 & 6	September 8, 2011	1,447,240	2,621,359	1,953,775	0.75		512,815
7	November 16, 2011	750,000	1,511,194	1,012,500	0.67		266,130
		$5,744,408	8,693,531	$7,754,952		893,097	$2,037,977

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

In connection with the May 2012 Note transaction described in Note 8, on May 7, 2012 the Company sent a notice to Socius to terminate the Socius Agreement.

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

On July 5, 2012 the underwriter for the Company’s June 2012 underwritten public offering exercised substantially all of its over-allotment option and purchased an additional 4,591,287 shares of the Company's common stock. The net proceeds to the Company from this issuance were $1.6 million after deducting approximately $143,000 in offering expenses.

NOTE 12 – COMMITMENTS

Leasing Activities

The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expires October 31, 2016.  The rental rate was $75,596 per annum (A$72,431) and was subject to an annual CPI adjustment. Rent expense was $25,409 and $20,193 for the years ended September 30, 2012 and September 30, 2011, respectively.  The Company renewed the lease on its Australian research and development facility through October 2016 at a rental rate of $95,855 per annum (A$95,000) subject to an annual CPI adjustment.  The Company also leases a building from an officer of its subsidiary, Tier Electronics LLC, who is also a shareholder and director, under a lease agreement expiring December 31, 2014.  The current year rental is $84,000 per annum and is subject to a CPI adjustment at renewal.  The rent expense for the three months ended September 30, 2012 and September 30, 2011 was $21,000.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.

The future payments required under the terms of the leases for fiscal periods subsequent to September 30, 2012 are as follows:

2013 (nine months)	$140,946
2014	146,156
2015	104,156
2016	34,719
$425,977

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

NOTE 13 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $30,453 and $15,460 for the three months ended September 30, 2012 and September 30, 2011, respectively.

NOTE 14— INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Three months ended September 30,
	2012	2011
Current	$-	$(70,000)
Deferred	-	-
Provision (benefit) for income taxes	$-	$(70,000)

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of September 30, 2012 and September 30, 2011.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Three months ended September 30,
	2012	2011
Income tax benefit computed at the U.S. federal statutory rate	-34%	-34%
Australia research and development credit	0	-4
Change in valuation allowance	34	34
Total	0%	-4%

Significant components of the Company’s net deferred income tax assets as of September 30, 2012 and June 30, 2012 were as follows:

	September 30, 2012	June 30, 2012
Federal net operating loss carryforwards	$17,898,721	$17,063,374
Federal - other	1,553,682	1,578,175
Wisconsin net operating loss carryforwards	2,206,508	2,080,223
Australia net operating loss carryforwards	1,568,110	1,291,699
Deferred income tax asset valuation allowance	(23,227,021)	(22,013,471)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $53 million as of September 30, 2012, that expire at various dates between June 30, 2015 and 2033.  The Company also has $1,054,202 in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization.  The Company has U.S. federal research and development tax credit carryforwards of approximately $87,000 as of September 30, 2012 that expire at various dates through June 30, 2032.  As of September 30, 2012, the Company has approximately $42 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2013 and 2028.  As of June 30, 2012, the Company also has approximately $5.2 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	September 30, 2012	June 30, 2012
Beginning balance	$208,593	$219,500
Effect of foreign currency translation	7,979	(10,907)
Ending balance	$216,572	$208,593

The unrecognized income tax benefits relate to the credit the Company claimed during fiscal 2011 related to a refundable Australian research and development tax credit for qualified expenditures incurred during fiscal year 2010.  If recognized, it would favorably affect the effective income tax rate.  The amount is included in accrued expenses in the accompanying consolidated balance sheets.

The Company’s issuance of additional shares of common stock has constituted ownership changes under Section 382 of the Internal Revenue Code which places an annual dollar limit on the use of net operating loss (“NOL”) carryforwards and other tax attributes that may be utilized in the future.  The calculation of the annual limitation of usage is based on a percentage of the equity value immediately after any ownership change.  The annual amount of tax attributes that may be utilized after the change in ownership is limited.  Previous issuances of additional shares of common stock also resulted in ownership changes and the annual amount of tax attributes from previous years is limited as well.  The extent of any limitations on the usage of net operating losses has not been determined.

NOTE 15 — SUBSEQUENT EVENTS

At the annual of meeting of shareholder held on November 7, 2012 the Company’s shareholders approved the following:

●
An amendment of the 2010 Omnibus Long-Term Incentive Plan (“Omnibus Plan”) which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the Omnibus Plan by 4,500,000 shares.

●
The 2012 Non-employee Director Equity Compensation Plan (“2012 Director Equity Plan”), under which the Company may issue up to 3,500,000 restricted stock unit awards and other equity awards to our non-employee directors pursuant to the Company’s director compensation policy.

●
A series of amendments to the Company’s Articles of Incorporation to affect a reverse stock split of our common stock at a ratio of 1:5, 1:10 or 1:15, subject to further Board of Directors’ discretion whether to implement a reverse stock split and at which of the three proposed split ratios to do so.

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

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q and the Company’s annual report filed on form 10-K for the fiscal year ended June 30, 2012. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.  In addition to the risks and uncertainties faced generally by participants in the renewable energy industry, we face the following risks and uncertainties:

●	Our stock price could be volatile and our trading volume may fluctuate substantially.
●	We have incurred losses and anticipate incurring continuing losses.
●	We may need additional financing.
●	Our industry is highly competitive and we may be unable to successfully compete.
●
Our ability to achieve significant revenue growth will be depended on the successful commercialization of our new products, including our third generation ZBB EnerStore™, zinc bromide flow batter and ZBB EnerSection™ power and energy control center.

●	To achieve profitability, we will need to lower our costs and increase our margins, which we may not be able to do.
●	If our products do not perform as promised, we could experience increased costs, lower margins and harm to our reputation.
●	To succeed, we will need to rapidly grow and we may not be successful in managing this rapid growth.
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

●	The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.
●	We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.
●	If our shareholders’ equity falls below the minimum requirement, our common stock may be delisted from the NYSE MKT, which would cause our common stock to become less liquid.
●	We may engage in acquisitions that could disrupt our business, cause dilution to our stockholder and reduce our financial resources.
●	We have never paid cash dividends and do not intend to do so.

For further information concerning these risks and uncertainties see the Risk Factors sections of our Annual Report on Form 10-K for the year ended June 30, 2012 and in any subsequently filed Quarterly Reports on Form 10-Q.

New Accounting Pronouncements

Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Critical Accounting Policies and Estimates

The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management, in applying our accounting policies, to make estimates and judgments that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. During the current reporting period we adopted the new guidance related to the reporting of other comprehensive income (loss).  Since June 30, 2012, there have been no other significant changes to our critical accounting policies discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and related disclosures require management to make estimates and assumptions.

Results of Operations

Three months ended September 30, 2012 compared with the three months ended September 30, 2011

Revenue:

Our revenues for the three months ended September 30, 2012 and September 30, 2011 were $1,823,321 and $1,637,857, respectively.  The increase of $185,464 was the result of a $1,379,031 increase in commercial product sales and a $1,193,567 decrease in engineering and development revenues as compared to the three months ended September 30, 2011.  The increase in commercial product sales principally consisted of sales of ZBB EnerStore and ZBB EnerSection systems which we began selling in the quarter ended March 31, 2012 and engineering and development revenues related to the Company’s joint development and license agreement with a global technology company.  Engineering and development revenues for the 2012 period consisted primarily of revenue recognized under the Honam Collaboration agreement which was recognized over the performance period through June 2012.

Costs and Expenses:

Total costs and expenses for the three months ended September 30, 2012 and September 30, 2011 were $4,719,380 and $3,334,339, respectively.  This increase of $1,385,041 in the three months ended September 30, 2012 was primarily due to the following factors:

●	a $1,335,721 increase in costs of product sales was due to an increase in commercial product sales;
●	a $436,042 decrease in costs of engineering and development sales was due to diminished activities related to engineering and development agreements;
●
a $460,356 increase in advanced engineering and development expenses due to a shift from engineering contracts to product development and pilot plant operation for the Company’s ZBB Enerstore and ZBB Enersection products.

Other Expense:

Total Other Expense for the three months ended September 30, 2012 increased by $74,689 to $123,655 from $48,996 for the three months ended September 30, 2011 primarily as a result of a $76,481 equity in loss of investee company.

Income Taxes (Benefit):

Benefit for income taxes during the three months ended September 30, 2012 decreased by $70,000 to $0 from $70,000 for the three months ended September 30, 2011.  Benefit for income taxes represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2012 related to the qualified expenditures we incurred during the year ended June 30, 2012.

Net Loss:

Our net loss for the three months ended September 30, 2012 increased by $1,207,342 to $2,882,790 from the $1,675,448 net loss for the three months ended September 30, 2011.  This increase in loss was primarily the result of increases in expenses as described above.  For the three months ended September 30, 2012 there was a net loss of $136,924 attributable to noncontrolling interest.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and government and other research and development contracts.  Total paid in capital as of September 30, 2012 was $82,931,121 and $81,093,292 as of June 30, 2012.   We had a cumulative deficit of $71,936,699 as of September 30, 2012 compared to a cumulative deficit of $69,053,909 as of June 30, 2012.  At September 30, 2012 we had working capital of $4,764,439 compared to June 30, 2012 working capital of $5,727,309.  Our shareholders’ equity as of September 30, 2012 and June 30, 2012 was $9,409,742 and $10,454,462, respectively.

At September 30, 2012, our principal sources of liquidity were our cash and cash equivalents which totaled $4,637,014 and accounts receivable of $1,189,722.

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

In July 2012 the underwriter for the Company’s June 2012 underwritten public offering exercised substantially all of its over-allotment option and purchased an additional 4,591,287 shares of the Company's common stock. The net proceeds to the Company from this issuance were $1.6 million after deducting approximately $143,000 in offering expenses.

If we are able to signficantly grow our product revenues in the remaining quarters of fiscal 2013 we believe that cash and cash equivalents on hand at September 30, 2012 and other sources of cash will be sufficient to fund our operations through the end of fiscal 2013.  However, if our product revenues remain at current levels we will likely require additional investment capital or other funding during the third quarter of fiscal 2013 to maintain our current operations. If we are unable to obtain such needed funds, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations.  Accordingly, we are currently implementing certain plans designed to generate additional sales and reduce costs and are exploring various alternatives including strategic partnership transactions that may be available to us.

Operating Activities

Our operating activities used net cash of $4,583,595 for the three months ended September 30, 2012.  Cash used in operations resulted from a net loss of $3,019,714 reduced by $576,782 in non-cash adjustments and increased by $2,217,143 in net changes to working capital.  Non-cash adjustments included $236,150 of stock-based compensation expense, and $340,632 of depreciation and amortization expense.  Net changes in working capital were primarily due to increases in accounts receivable of $709,159, inventories of $919,521 and a decrease in customer deposits of $400,126 offset by an increase in accounts payable of $18,761 and accrued expenses of $20,465.

Investing Activities

Our investing activities used net cash of $87,691 for the three months ended September 30, 2012, due to the use of $87,691 for the purchase of property and equipment.

Financing Activities

Our financing activities provided net cash of $1,462,027 for the three months ended September 30, 2012.  Net cash provided by financing activities was comprised primarily of $1,744,689 in proceeds from issuance of common stock less repayments of $141,153 of principal on bank loans and notes payable, and $143,009 in common stock issuance costs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2012, pursuant to certain services agreements we issued to the the subject service providers as partial consideration for services to be rendered to us under the agreements three year warrants to purchase 35,500 shares of our common stock at an exercise price of $1.00 per share and three year warrants to purchase 75,000 shares of our common stock at an exercise price of $0.42 per share.

These warrants and the shares of Common Stock issuable upon exercise of the warrants were issued upon the exemption from the registration provisions of the Securities Act of 1933 provided for by Section 4(2) thereof for transactions not involving a public offering. Use of this exemption is based on the following facts:

●	Neither we nor any person acting on our behalf solicited any offer to buy nor sell securities by any form of general solicitation or advertising.

●	At the time of the issuance, each service provider was an accredited investor, as defined in Rule 501(a) of the Securities Act.

●	The service providers had access to information regarding the Company and were knowledgeable about us and our business affairs.

All warrants were issued with a restrictive legend stating that the warrants and the underlying shares of common stock may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

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

ZBB ENERGY CORPORATION

November 13, 2012	By:	/s/Eric C. Apfelbach
	Name:	Eric C. Apfelbach
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 13, 2012	By:	/s/ Will Hogoboom
	Name:	Will Hogoboom
	Title:	Chief Financial Officer
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