Form 10-Q
period 2012-12-31
ZBB ENERGY CORP
filed 2013-02-14
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of February 14, 2013
Common Stock, $.01 par value per share	77,608,535

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

ZBB ENERGY CORPORATION
Condensed Consolidated Balance Sheets

	December 31, 2012 (Unaudited)	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$2,118,800	$7,823,217
Restricted cash on deposit	310,000	-
Accounts receivable, net	1,171,485	480,563
Inventories	2,844,484	2,912,207
Prepaid and other current assets	899,807	187,448
Refundable income tax credit	265,392	185,545
Total current assets	7,609,968	11,588,980
Long-term assets:
Property, plant and equipment, net	5,261,794	5,484,545
Investment in investee company	2,550,776	3,083,889
Intangible assets, net	774,101	1,143,122
Goodwill	803,079	803,079
Total assets	$16,999,718	$22,103,615

Liabilities and Equity
Current liabilities:
Bank loans and notes payable	$935,207	$1,022,826
Accounts payable	1,336,324	1,899,029
Accrued expenses	1,221,286	1,289,138
Customer deposits	1,602,266	1,315,309
Accrued compensation and benefits	131,840	335,369
Total current liabilities	5,226,923	5,861,671
Long-term liabilities:
Bank loans and notes payable	2,719,258	2,915,134
Total liabilities	7,946,181	8,776,805

Equity
Series A preferred stock ($0.01 par value, $10,000 face value)	-	-
10,000,000 authorized and no shares issued
Common stock ($0.01 par value); 150,000,000 authorized,
77,568,535 and 72,977,248 shares issued and outstanding as of December 31, 2012 and June 30, 2012, respectively	775,686	729,773
Additional paid-in capital	82,332,895	80,363,519
Accumulated deficit	(75,020,156)	(69,053,909)
Accumulated other comprehensive loss	(1,585,664)	(1,584,921)
Total ZBB Energy Corporation Equity	6,502,761	10,454,462
Noncontrolling interest	2,550,776	2,872,348
Total equity	9,053,537	13,326,810
Total liabilities and equity	$16,999,718	$22,103,615

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Revenues
Product sales	$2,748,007	$240,921	$4,353,145	$467,028
Engineering and development	-	200,000	218,183	1,611,750
Total Revenues	2,748,007	440,921	4,571,328	2,078,778

Costs and Expenses
Cost of product sales	2,265,206	187,620	3,757,598	344,291
Cost of engineering and development	-	-	45,065	481,107
Advanced engineering and development	1,375,800	1,186,352	2,535,539	1,885,735
Selling, general, and administrative	1,610,422	1,421,690	3,291,974	3,099,687
Depreciation and amortization	342,830	410,595	683,462	729,776
Total Costs and Expenses	5,594,078	3,206,257	10,313,458	6,540,596

Loss from Operations	(2,846,071)	(2,765,336)	(5,742,130)	(4,461,818)

Other Income (Expense)
Equity in loss of investee company	(456,632)	(58,710)	(533,113)	(58,710)
Interest income	594	3,279	983	9,968
Interest expense	(45,647)	(58,823)	(93,210)	(118,491)
Other income	-	250	-	4,263
Total Other Income (Expense)	(501,685)	(114,004)	(625,340)	(162,970)

Loss before provision (benefit) for Income Taxes	(3,347,756)	(2,879,340)	(6,367,470)	(4,624,788)

Provision (benefit) for Income Taxes	(74,151)	(111,800)	(74,151)	(181,800)
Net loss	(3,273,605)	(2,767,540)	(6,293,319)	(4,442,988)
Net loss attributable to noncontrolling interest	190,148	37,230	327,072	37,230
Net Loss Attributable to ZBB Energy Corporation	$(3,083,457)	$(2,730,310)	$(5,966,247)	$(4,405,758)

Net Loss per share
Basic and diluted	$(0.04)	$(0.08)	$(0.08)	$(0.14)

Weighted average shares-basic and diluted	77,568,535	33,681,776	77,443,772	32,089,356

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Conmprehensive Loss (Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Net loss	$(3,273,605)	$(2,767,540)	$(6,293,319)	$(4,442,988)
Foreign exchange translation adjustments	(984)	10,297	(743)	(12,209)
Comprehensive loss	$(3,274,589)	$(2,757,243)	$(6,294,062)	$(4,455,197)
Net loss attributable to noncontrolling interest	190,148	37,230	327,072	37,230
Comprehensive Loss Attributable to ZBB Energy Corporation	$(3,084,441)	$(2,720,013)	$(5,966,990)	$(4,417,967)

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Changes in Equity (Unaudited)
									Accumulated Other Comprehensive (Loss)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable - Common Stock	Treasury Stock	Accumulated Deficit		Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance: July 1, 2011	355.4678	$3,715,470	29,912,415	$299,124	$60,777,286	$(3,707,799)	$(11,136)	$(55,343,683)	$(1,572,752)

Net loss								(13,710,226)		$(210,714)
Net translation adjustment									(12,169)
Warrants issued in connection with convertible debt					423,672
Beneficial conversion on convertible debt					418,585
Issuance of common stock, net of costs and underwriting fees			31,872,169	388,962	14,072,955
Warrants issued to underwriters					1,024,726
Issuance of preferred stock, net of issuance costs	219.6602	2,197,240	11,156,497	41,326	2,053,413	(2,187,330)
Stock-based compensation			50,000	500	1,586,298
Retirement of treasury shares			(13,833)	(139)	(10,997)		11,136
Interest on notes receivable - common stock					529,651	(529,651)
Accretion of dividends on preferred stock		523,379			(523,379)
Redemption of Preferred Stock	(575.1280)	(6,436,089)			11,309	6,424,780
Issuance of subsidiary shares to noncontrolling interest										3,083,062
Balance: June 30, 2012	-	-	72,977,248	729,773	80,363,519	-	-	(69,053,909)	(1,584,921)	2,872,348

Net loss								(5,966,247)		(327,072)
Net translation adjustment									(743)
Issuance of common stock, net of costs and underwriting fees			4,591,287	45,913	1,555,766
Stock-based compensation					413,610
Issuance of subsidiary shares to noncontrolling interest										5,500
Balance: December 31, 2012	-	-	77,568,535	$775,686	$82,332,895	-	-	$(75,020,156)	$(1,585,664)	$2,550,776

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended December 31,
	2012	2011
Cash flows from operating activities
Net loss	$(6,293,319)	$(4,442,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	314,441	349,388
Amortization of intangible assets	369,021	380,388
Stock-based compensation	413,610	644,640
Equity in loss of investee company	533,113	58,710
Changes in assets and liabilities
Accounts receivable	(690,922)	(189,616)
Inventories	67,723	(1,151,633)
Prepaids and other current assets	(712,359)	(87,896)
Refundable income taxes	(79,847)	47,450
Accounts payable	(562,705)	904,531
Accrued compensation and benefits	(203,529)	(169,134)
Accrued expenses	(69,222)	(206,541)
Customer deposits	286,957	308,516
Net cash used in operating activities	(6,627,038)	(3,554,185)
Cash flows from investing activities
Expenditures for property and equipment	(91,690)	(1,307,927)
Investment in investee company	-	(1,640,728)
Deposits of restricted cash	(310,000)
Net cash used in investing activities	(401,690)	(2,948,655)
Cash flows from financing activities
Repayments of bank loans and notes payable	(283,495)	(151,867)
Proceeds from issuance of Series A preferred stock	-	2,197,240
Proceeds from issuance of common stock	1,744,688	1,887,398
Common stock issuance costs	(143,009)	(176,934)
Proceeds from noncontrolling interest	5,500	1,546,062
Net cash provided by financing activities	1,323,684	5,301,899
Effect of exchange rate changes on cash and cash equivalents	627	(29,111)
Net decrease in cash and cash equivalents	(5,704,417)	(1,230,052)
Cash and cash equivalents - beginning of period	7,823,217	2,910,595

Cash and cash equivalents - end of period	$2,118,800	$1,680,543

Cash paid for interest	$93,210	$105,451
Cash received for income tax credit	-	223,703

Supplemental non-cash investing and financing activities:
Issuance of common stock for discounted notes receivable	-	$2,187,330

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
December 31, 2012

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the six month period ended December 31, 2012 are not necessarily indicative of the results that might be expected for the year ending June 30, 2013.

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

Restricted Cash on Deposit

The Company had $310,000 and $0 in restricted cash on deposit as of December 31, 2012 and June 30, 2012, respectively, as collateral for certain credit arrangements with vendors.

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable are stated net of an allowance for doubtful accounts of $0 and $80,000, as of December 31, 2012 and June 30, 2012, respectively.

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

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of December 31, 2012 and June 30, 2012.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the consolidated statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were no long-lived assets impaired as of December 31, 2012 and June 30, 2012.

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

As of December 31, 2012 and June 30, 2012, included in the Company’s accrued expenses were $673,030 and $418,557, respectively, related to warranty obligations.  Such amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets.

The following is a summary of accrued warranty activity:

	Six Months and Year Ended
	December 31, 2012	June 30, 2012

Beginning balance	$418,557	$413,203
Accruals for warranties during the period	308,692	196,753
Settlements during the period	(78,337)	(126,902)
Adjustments relating to preexisting warranties	24,118	(64,497)

Ending balance	$673,030	$418,557

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

Total revenues of $2,748,007 and $4,571,328 were recognized for the three and six months ended December 31, 2012, respectively.  Revenues for the three months ended December 31, 2012 were comprised of four significant customers (83% of total revenues) and revenues for the six months ended December 31, 2012 were comprised of five significant customers (77% of total revenues).  Total revenues of $440,921 and $2,078,778 were recognized for the three and six months ended December 31, 2011, and were comprised of one significant customer (81% of total revenues).

Engineering and Development Revenues

On April 8, 2011, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which the Company agreed with Honam to collaborate on the further technical development of the Company’s third generation zinc bromide flow battery module (the “Version 3 Battery Module”).  Pursuant to the Collaboration Agreement, Honam was required to pay the Company a total of $3,000,000 as follows:  (1) $1,000,000 within 10 days following the execution of the Collaboration Agreement (subsequently received on April 9, 2011); (2) $500,000 by June 30, 2011 (subsequently received on June 30, 2011); (3) $1,200,000 by October 10, 2011 (subsequently received on October 10, 2011) and (4) $300,000 within 10 days after a single Version 3 Battery Module test station  is set up at Honam’s research and development center (subsequently received on March 30, 2012).  The Company had recognized $2,300,000 of revenue under this agreement as of December 31, 2011 and the Company had recognized $3,000,000 as revenue as of June 30, 2012 based on performance milestones achieved.  Pursuant to the Collaboration Agreement, the parties are required to negotiate a license agreement under which upon the completion of the collaboration project and the receipt by the Company of all payments due under the Collaboration Agreement, the Company shall grant to Honam: (1) a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and (2) non-exclusive rights to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.  In connection with such non-exclusive rights, Honam is required to pay us a royalty.  No royalties have been earned to date.

On December 13, 2011, the Company entered into a joint development and license agreement with a global technology company to jointly develop flow batteries. The objective of the joint development agreement is to develop low cost, high energy density grid scale flow battery stacks and systems that could lead to a significant cost reduction for grid level storage.  The joint development agreement provided for payments to the Company as follows:  $175,000 in December 2011 (subsequently received $175,000 in December 2011), payments of $75,000 every three months starting April 2012 through January 2013 (subsequently received $75,000 during April, June  and October of 2012) and $100,000 every three months starting in April 2013 through January 2014.  The global technology company also purchased 933,333 shares of the Company’s common stock in December 2011 for $700,000.  The Company recognizes revenue under this agreement upon achievement of certain performance milestones.  The Company recognized $0 and $200,000 of revenue under this agreement in the three and six months ended December 31, 2012.

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

Included in engineering and development revenues were $0 and $218,183 respectively, for the three and six months ended December 31, 2012 related to the collaborative agreements.  Engineering and development costs related to the collaboration agreements totaled $0 and $45,065 for the three and six months ended December 31, 2012.  Included in engineering and development revenues were $200,000 and $1,600,000 respectively, for the three and six months ended December 31, 2011 related to the collaborative agreements.  Engineering and development costs related to the collaboration agreements totaled $0 and $481,107 for the three and six months ended December 31, 2011.

As of December 31, 2012 and June 30, 2012, the Company had no unbilled amounts from engineering and development contracts in process. The Company had received $25,195 and $129,950 in customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work, as of December 31, 2012 and June 30, 2012, respectively.

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

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” This ASC Topic requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of December 31, 2012 and June 30, 2012.

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

Loss per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the six months ended December 31, 2012 and December 31, 2011 there were 15,937,380 and 7,711,897 shares of common stock underlying options, restricted stock units and warrants that are excluded, respectively.

Concentrations of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains significant cash deposits primarily with three financial institutions.  All deposits are fully insured as of December 31, 2012. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit ratings of these institutions as part of its investment strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to accelerated payment terms in current customer contracts and creditworthiness of the current customer base.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of bank loans and notes payable approximate fair value based on their terms which reflect market conditions existing as of December 31, 2012 and June 30, 2012.

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

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income (loss) that eliminates the current option to report other comprehensive income (loss) and its components in the statement of changes in equity. We elected to present items of net income (loss) and other comprehensive income (loss) in two consecutive statements. This guidance was adopted and effective for our reporting period ended September 30, 2012.

NOTE 2 - CHINA JOINT VENTURE

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

The Company’s investment in AHMN was made through Holdco, a holding company formed with PowerSav.  Pursuant to the Holdco Agreement, the Company contributed to Holdco technology via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest and PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest.  The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011. The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012.  For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s consolidated financial statements as a noncontrolling interest.  For the three and six months ended December 31, 2012, AHMN had a net loss of $878,198 and $1,510,583 respectively. For the three and six months ended December 31, 2011, AHMN had a net loss of $0 and $171,949, respectively.

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

The Company has the right to appoint a majority of the members of the Board of Directors of Holdco and Holdco has the right to appoint a majority of the members of the Board of Directors of AHMN.

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

The Company had product sales of $191,868 and $895,306 to AHMN during the three and six months ended December 31, 2012, respectively.  The Company did not have any product sales to AHMN during the three and six months ended December 31, 2011.

The operating results for AHMN for the period from July 1, 2012 to December 31, 2012 are summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011

Revenues	$54,294	$-	$54,294	$-
Gross Profit	1,041	-	1,041	-
Income (loss) from operations	(860,224)	(171,949)	(1,510,668)	(171,949)
Net Income (loss)	$(878,198)	$(171,949)	$(1,510,583)	$(171,949)

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $5,966,247 attributable to ZBB Energy Corporation for the six months ended December 31, 2012 and as of December 31, 2012 has an accumulated deficit of $75,020,156 and total ZBB Energy Corporation equity of $6,502,761.  The ability of the Company to settle its total liabilities of $7,946,181 and to continue as a going concern is dependent upon obtaining additional financing, closing additional sales orders and achieving profitability.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company believes it has sufficient capital to pursue current operations through the third quarter of fiscal year 2013 and will require additional investment capital or other funding during the fourth quarter of fiscal 2013 to support its current business.  The Company is currently exploring various possible financing options that may be available to it, which may include a sale of securities and/or strategic partnership transactions.  The Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 4 - INVENTORIES

Inventories are comprised of the following as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Raw materials	$2,074,176	$2,396,545
Work in progress	770,308	515,662
Total	$2,844,484	$2,912,207

NOTE 5 - PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Land	$217,000	$217,000
Building and improvements	3,520,872	3,520,872
Manufacturing equipment	3,958,285	4,597,020
Office equipment	401,673	313,928
Construction in process	1,770	31,050
Total, at cost	8,099,600	8,679,870
Less, accumulated depreciation	(2,837,806)	(3,195,325)
Property, Plant & Equipment, Net	$5,261,794	$5,484,545

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are comprised of the following as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Non-compete agreement	$310,888	$310,888
License agreement	288,087	288,087
Trade secrets	1,599,122	1,599,122
Total, at cost	2,198,097	2,198,097
Less, accumulated amortization	(1,423,996)	(1,054,975)
Intangible Assets, Net	$774,101	$1,143,122

Estimated amortization expense for fiscal periods subsequent to December 31, 2012 are as follows:

2013	$362,992
2014	411,109
$774,101

NOTE 7 - GOODWILL

The Company acquired ZBB Technologies, Inc., a former wholly-owned subsidiary, through a series of transactions in March 1996.  ZBB Technologies Inc. was subsequently merged with and into ZBB Energy Corporation on January 1, 2012.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of December 31, 2012 and June 30, 2012.

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

NOTE 8 - BANK LOANS AND NOTES PAYABLE

The Company's debt consisted of the following as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
Bank loans and notes payable-current	$935,207	$1,022,826
Bank loans and notes payable-long term	2,719,258	2,915,134
Total	$3,654,465	$3,937,960

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

Bank loans and notes payable consisted of the following at December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012

Note payable to the seller of Tier Electronics LLC payable in annual installments of $450,000 on January 21, 2013 and January 21, 2014. Interest accrues at a rate of 8% and is payable monthly. The promissory note is collateralized by the Company’s membership interest in its wholly-owned subsidiary Tier Electronics LLC. See note (a) below.	$900,000	$900,000

Note payable to Wisconsin Department of Commerce payable in monthly installments of $22,800, including interest at 2%, with the final payment due May 1, 2017; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement.	1,154,842	1,279,367

Bank loan payable in fixed monthly payments of $6,800 of principal and interest at a rate of .25% below prime, as defined, subject to a floor of 5% as of June 30, 2012 and 2011 with any principal due at maturity on June 1, 2018; collateralized by the building and land.	696,873	719,528

Note payable in fixed monthly installments of $6,716 of principal and interest at a rate of 5.5% with any principal due at maturity on May 1, 2028; collateralized by the building and land.	749,818	764,981

Bank loan payable in monthly installments of $21,000 of principal and interest at a rate equal to prime, as defined, subject to a floor of 4.25% with any principal due at maturity on December 1, 2013; collateralized by specific equipment.	152,932	274,084
	$3,654,465	$3,937,960

(a)
If the federal capital gains  tax rate exceeds 15% and or the State of Wisconsin capital gains tax rate  exceeds 5.425% at any time prior to the payment in full of the unpaid  principal balance and accrued interest on the promissory note, then the  principal amount of the promissory note shall  be retroactively increased by an amount equal to the product of (a) the aggregate amount  of federal and state capital gain realized by the Seller or Seller’s sole member,  as applicable, in connection with the acquisition, multiplied by (b) the  difference between (i) the combined federal and State of Wisconsin capital  gains tax rate as of the date of calculation, minus (ii) the combined federal and  State of Wisconsin capital gains tax rate of 20.425% as of January 21, 2011.  Any adjustment to the principal amount of the promissory note shall be effected by increasing the amount of the last payment due under the promissory note without affecting the next regularly scheduled payment(s) under the promissory note.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed, effectively raising the top rate for capital gains to 20%.  The Company is in the process of assessing the effect of the tax law change on the note and has determined the maximum impact on the Company will be approximately $50,000 in additional principal and interest that will be recognized as a result of the aforementioned change in tax law.  The loan was amended in January 2013 and the payment of $450,000 due on January 21, 2013 was deferred to be paid in three installments of $150,000 on January 22, 2013, $75,000 at any time thereafter upon five days written notice by the holder to the Company and $225,000 on February 21, 2013.  Interest continued to accrue at a rate of 8% and is payable monthly.

Aggregate annual principal payments for fiscal periods subsequent to December 31, 2012, before the impact of the adjustment for the change in the tax law previously discussed are as follows:

2013 (six months)	$738,830
2014	816,002
2015	346,433
2016	356,292
2017	342,826
2018 and thereafter	1,054,082
$3,654,465

NOTE 9 - EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

During the six months ended December 31, 2012 and December 31, 2011, the Company’s results of operations include compensation expense for stock options granted and restricted shares vested under its various equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $413,610 and $644,640, based on the amortized grant date fair value of options and vesting of restricted shares during the six months ended December 31, 2012 and December 31, 2011, respectively.

At the annual meeting of shareholders held on November 10, 2010, the Company’s shareholders approved the Company’s 2010 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”). The Omnibus Plan authorizes the board of directors or a committee thereof, to grant the following types of equity awards under the Omnibus Plan:  Incentive Stock Options (“ISOs”), Non-qualified Stock Options (“NSOs”), Stock Appreciation Rights (“SARs”), Restricted Stock, Restricted Stock Units (“RSUs”), cash- or stock-based Performance awards (as defined in the Omnibus Plan) and other stock-based awards. Four million shares of common stock were initially reserved for issuance under the Omnibus Plan.  In connection with the adoption of the Omnibus Plan the Company’s Board of Directors froze the Company’s other stock option plans and no further grants may be made under those plans.

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

At the annual of meeting of shareholders held on November 7, 2012 the Company’s shareholders approved an amendment of the 2010 Omnibus Long-Term Incentive Plan (“Omnibus Plan”) which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the Omnibus Plan by 4,500,000 shares and the creation of the 2012 Non-employee Director Equity Compensation Plan (“2012 Director Equity Plan”), under which the Company may issue up to 3,500,000 restricted stock unit awards and other equity awards to our non-employee directors pursuant to the Company’s director compensation policy.

During the six months ended December 31, 2012 options to purchase 661,050 shares were granted to employees exercisable at prices from $0.35 to $0.38 and exercisable at various dates through December 2020 under the Omnibus Plan.  As of December 31, 2012, an additional 4,347,953 shares were available to be issued under the Omnibus Plan.

On January 21, 2011, certain members of management of Tier Electronics LLC were awarded inducement options to purchase a total of 750,000 shares of the Company’s common stock at an exercise price of $1.15.  The options vest as follows: (1) 420,000 vest in three equal annual installments beginning on December 31, 2011 based on achievement of certain performance targets, (2) 330,000 vest in three equal annual installments beginning on the one-year anniversary of the grant date.  As of December 31, 2012, 140,000 of the 420,000 shares had vested and 110,000 of the 330,000 had vested.

During 2007 the Company established the 2007 Equity Incentive Plan (the “2007 Plan”) that authorized the Board of Directors or a committee thereof to grant options to purchase up to a maximum of 1,500,000 shares to employees and directors of the Company.    In 2005, the Company established an Employee Stock Option Scheme (the “2005 Plan”) and in 2002 the Company established the 2002 Stock Option Plan (the “SOP”) which plans authorized the board of directors or a committee thereof to grant options to employees and directors of the Company. No options were issued under either the 2007 Plan, the 2005 Plan or the SOP during the six months ended December 31, 2012 as there are no options available to be issued under either the 2007 Plan, 2005 Plan or the SOP.

In January 2010 the Company’s new President and CEO was awarded two inducement option grants covering a total of 500,000 shares with an exercise price of $1.33 per share.  100,000 of these options vested in two equal installments on June 30, 2010 and December 31, 2010, based on the satisfaction of certain performance targets for each of the six-month periods then ended.   The remaining 400,000 of these options vested over three years with the first one-third vesting on January 7, 2011 and the remaining two-thirds vested in 24 equal monthly installments beginning on January 31, 2011 and ending on December 31, 2012.

In November 2011, the Company’s Chief Operating Officer was awarded two inducement option grants covering a total of 500,000 shares with an exercise price of $0.79 per share which was the closing price of the Company’s common stock on the NYSE MKT on the date of his appointment.  100,000 of these options will vest in two equal installments on September 30, 2012 and June 30, 2013 based on the achievement of certain performance targets.  The remaining 400,000 of these options will vest over three years with the first one-third vesting on November 9, 2012 and the remaining two-thirds vesting in 24 equal monthly installments beginning in on December 9, 2012 and ending November 9, 2014.  As of December 31, 2012, 124,000 of the remaining 400,000 shares had vested.

In aggregate for all plans, at December 31, 2012 the Company had a total of 4,179,914 options outstanding, 4,648,436 RSUs outstanding and 4,347,953 shares available for future grant under the Omnibus Plan.

Information with respect to stock option activity under the employee and director plans is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Balance at June 30, 2011	3,322,303	$1.55
Options granted	1,454,500	0.82
Options forfeited	(537,739)	1.91
Balance at June 30, 2012	4,239,064	1.25
Options granted	661,050	0.38
Options forfeited	(720,200)	1.10
Balance at December 31, 2012	4,179,914	1.14

The following table summarizes information relating to the stock options outstanding at December 31, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.34 to $0.50	728,550	7.71	$0.38	42,332	5.41	$0.48
$0.51 to $1.00	1,088,500	6.64	0.78	385,667	6.36	0.78
$1.01 to $1.50	2,062,864	5.46	1.24	1,315,644	5.23	1.27
3.50 to $3.82	300,000	1.89	3.59	300,000	1.89	3.59
Balance at December 31, 2012	4,179,914	5.90	1.14	2,043,643	5.00	1.50

During the six months ended December 31, 2012 options to purchase 661,050 shares were granted to employees  exercisable at prices from $0.35 to $0.38 per share based on various service and performance based vesting terms from July 2012 through December 2015 and exercisable at various dates through December 2020. During the six months ended December 31, 2011 options to purchase 654,500 shares were granted to employees exercisable at prices from $0.59 to $1.16 per share based on various service and performance based vesting terms from July 2011 through December 2014 and exercisable at various dates through December 2019.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the six months ended December 31, 2012 and the year ended June 30, 2012 using the Black-Scholes option-pricing model:

	FY 2013	FY 2012
Expected life of option (years)	4	2.5
Risk-free interest rate	.46 - .60%	.24 - .55%
Assumed volatility	100 - 104%	103 - 107%
Expected dividend rate	0%	0%
Expected forfeiture rate	4.19 - 6.66%	4.35 - 6.80%

Time-vested and performance-based stock awards, including stock options, restricted stock and restricted stock units, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

A summary of the status of unvested employee stock options as of December 31, 2012 and June 30, 2012 and the changes during the periods then ended is presented below:

	Number of Options	Weighted-Average Grant Date Fair Value Per Share
Balance at June 30, 2011	1,735,224	$0.62
Granted	1,454,500	0.38
Vested	(722,837)	0.81
Forfeited	(226,334)	0.87
Balance at June 30, 2012	2,240,553	0.79
Granted	661,050	0.38
Vested	(214,665)	0.81
Forfeited	(550,667)	0.87
Balance at December 31, 2012	2,136,271	0.79

Total fair value of options granted in the six months ended December 31, 2012 and December 31, 2011 was $155,201 and $576,618, respectively.  At December 31, 2012 there was $288,638 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next three years.

The Company compensates its directors with restricted stock units (“RSUs”) and cash.  There were $165,997 in directors’ fees expense settled with RSUs for the six months ended December 31, 2012.  As of December 31, 2012 there were 2,158,332 unvested RSUs outstanding which will vest through May 6, 2014 and $615,667 in unrecognized compensation cost related to unvested RSUs which is expected to be recognized through May 6, 2014.  Shares of common stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

The table below summarizes the status of restricted stock unit balances:

	Number of Restricted Stock Units	Weighted-Average Valuation Price Per Unit
Balance at June 30, 2011	1,400,385	$0.70
RSUs granted	1,048,051	0.74
RSUs forfeited	-	-
Balance at June 30, 2012	2,448,436	0.72
RSUs granted	2,250,000	0.22
RSUs forfeited	(50,000)	0.70
Balance at December 31, 2012	4,648,436	$0.37

NOTE 10 - WARRANTS

At December 31, 2012 there were outstanding warrants to purchase 75,000 common shares issued by the Company as partial payment for services exercisable at $0.42 per share which expire in July 2015.

At December 31, 2012 there were outstanding warrants to purchase 2,895,303 common shares issued by the Company in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $12 million of common stock as described in Note 11 on June 19, 2012 exercisable at $0.475 per share and which expire in June 2017.

At December 31, 2012 there were outstanding warrants to purchase 2,558,019 common shares issued by the Company in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes as described in Note 8 on May 1, 2012 exercisable at $0.53 per share and which expire in May 2017.

At December 31, 2012 there were outstanding warrants to purchase 60,500 common shares issued by the Company as partial payment for services exercisable at $1.00 per share which expire March 2015 through July 2015.

At December 31, 2012 there were outstanding warrants to purchase 40,000 common shares issued by the Company to an equipment supplier in January 2011 exercisable at $0.56 per share and which expire in January 2014.  The fair value of the warrants was $11,834 and was included in the cost of the equipment.

At December 31, 2012 there were outstanding warrants to purchase 1,121,875 common shares acquired by certain purchasers of Company shares in March 2010 exercisable at $1.04 per share and which expire in September 2015.

At December 31, 2012 there were outstanding warrants to purchase 358,333 common shares acquired by certain purchasers of Company shares in August 2009 exercisable at $1.33 per share and which expire in August 2015.

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

The table below summarizes warrant activity:

	Number of Warrants	Weighted-Average Exercise Price Per Share
Balance at June 30, 2011	1,886,031	$1.73
Warrants granted	9,614,875	0.53
Warrants expired	(365,823)	(4.54)
Warrants exercised	(4,132,553)	(0.53)
Balance at June 30, 2012	7,002,530	0.63
Warrants granted	106,500	0.59
Warrants expired	-	-
Warrants exercised	-	-
Balance at December 31, 2012	7,109,030	$0.63

For the three and six months ended December 31, 2012, the Company had approximately $4,000 and $7,000 of stock based compensation expense related to warrants.

NOTE 11 - EQUITY

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

At the annual of meeting of shareholders held on November 7, 2012 the Company’s shareholders approved a series of amendments to the Company’s Articles of Incorporation to affect a reverse stock split of our common stock at a ratio of 1:5, 1:10 or 1:15, subject to further Board of Directors’ discretion whether to implement a reverse stock split and at which of the three proposed split ratios to do so.

NOTE 12 - COMMITMENTS

Leasing Activities

The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expires October 31, 2016.  The rental rate was $75,596 per annum (A$72,431) and was subject to an annual CPI adjustment. Rent expense was $26,315 and $51,724 for the three and six months ended December 31, 2012, respectively and $23,017 and $43,210 for the three and six months ended December 31, 2011, respectively.  The Company renewed the lease on its Australian research and development facility through October 2016 at a rental rate of $95,855 per annum (A$95,000) subject to an annual CPI adjustment.  The Company also leases a building from an officer of its subsidiary, Tier Electronics LLC, who is also a shareholder and director, under a lease agreement expiring December 31, 2014.  The current year rental is $84,000 per annum and is subject to a CPI adjustment at renewal.  The rent expense for the three and six months ended December 31, 2012 and 2011 was $21,000 and $42,000 respectively.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.

The future payments required under the terms of the leases for fiscal periods subsequent to December 31, 2012 are as follows:

2013 (six months)	$93,734
2014	145,468
2015	103,468
2016	34,489
$377,159

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

NOTE 13 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $34,697 and $65,150 for the three and six months ended December 31, 2012, respectively and $27,324 and 42,780 for the three and six months ended December 31, 2011, respectively.

NOTE 14 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Six months ended December 31,
	2012	2011
Current	$(74,151)	$(181,800)
Deferred	-	-
Provision (benefit) for income taxes	$(74,151)	$(181,800)

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of December 31, 2012 and 2011.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Six months ended December 31,
	2012	2011
Income tax benefit computed at the U.S. federal statutory rate	-34%	-34%
Australia research and development credit	-1	-4
Change in valuation allowance	34	34
Total	-1%	-4%

Significant components of the Company’s net deferred income tax assets as of December 31, 2012 and June 30, 2012 were as follows:

	December 31, 2012	June 30, 2012
Federal net operating loss carryforwards	$18,989,245	$17,063,374
Federal - other	1,563,977	1,578,175
Wisconsin net operating loss carryforwards	2,371,369	2,080,223
Australia net operating loss carryforwards	1,557,751	1,291,699
Deferred income tax asset valuation allowance	(24,482,342)	(22,013,471)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $56 million as of December 31, 2012, that expire at various dates between June 30, 2015 and 2033.  The Company also has $1,203,368 in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization.  The Company has U.S. federal research and development tax credit carryforwards of approximately $87,000 as of December 31, 2012 that expire at various dates through June 30, 2032.  As of December 31, 2012, the Company has approximately $45.5 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2013 and 2028.  As of June 30, 2012, the Company also has approximately $5.2 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	December 31, 2012	June 30, 2012
Beginning balance	$208,593	$219,500
Effect of foreign currency translation	6,549	(10,907)
Ending balance	$215,142	$208,593

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

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q and the Company’s annual report filed on form 10-K for the fiscal year ended June 30, 2012. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.  In addition to the risks and uncertainties faced generally by participants in the renewable energy industry, we face the following risks and uncertainties:

•	Our stock price could be volatile and our trading volume may fluctuate substantially.
•	We have incurred losses and anticipate incurring continuing losses.
•	We will need additional financing and we do not have any commitments for additional financing at this time.
•	Our industry is highly competitive and we may be unable to successfully compete.
•
Our ability to achieve significant revenue growth will be dependent on the successful commercialization of our new products, including our third generation ZBB EnerStore™, zinc bromide flow battery and ZBB EnerSection™ power and energy control center.

•	To achieve profitability, we will need to increase our sales, lower our costs and increase our margins, which we may not be able to do.
•	If our products do not perform as promised, we could experience increased costs, lower margins and harm to our reputation.
•	To succeed, we will need to rapidly grow and we may not be successful in managing this rapid growth.
•
Our relationships with our strategic partners may not be successful and we may not be successful in establishing additional partnerships, which could adversely affect our ability to commercialize our products and services.

•	Shortages or delay of supplies of component parts may adversely affect our operating results until alternate sources can be developed.
•	We have no experience manufacturing our products on a large-scale basis and may be unable to do so at our manufacturing facilities.
•	Our China joint venture could be adversely affected by the laws and regulations of the Chinese government, our lack of decision-making authority and disputes between us and the Joint Venture.
•
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

•	The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.
•	We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.
•	If our shareholders’ equity falls below the minimum requirement, our common stock may be delisted from the NYSE MKT, which would cause our common stock to become less liquid.
•	We may engage in acquisitions that could disrupt our business, cause dilution to our stockholder and reduce our financial resources.
•	We have never paid cash dividends and do not intend to do so.

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

Results of Operations

Three months ended December 31, 2012 compared with the three months ended December 31, 2011

Revenue:

Our revenues for the three months ended December 31, 2012 and December 31, 2011 were $2,748,007 and $440,921 respectively.  The increase of $2,307,086 was the result of a $2,507,086 increase in commercial product sales and a $200,000 decrease in engineering and development revenues as compared to the three months ended December 31, 2011.  The increase in commercial product sales principally consisted of sales of ZBB EnerStore and ZBB EnerSection systems which we began selling in the quarter ended March 31, 2012.  Engineering and development revenues for the quarter ended December 31, 2011 consisted primarily of revenue recognized under the Honam Collaboration agreement which was recognized over the performance period through June 2012.

Costs and Expenses:

Total costs and expenses for the three months ended December 31, 2012 and December 31, 2011 were $5,594,078 and $3,206,257 respectively.  This increase of $2,387,821 in the three months ended December 31, 2012 was primarily due to the following factors:

•	a $2,077,586 increase in costs of product sales was due to an increase in commercial product sales;

•
a $189,448 increase in advanced engineering and development expenses due to a shift from engineering contracts to product development and pilot plant operation for the Company’s ZBB EnerStore and ZBB EnerSection products; and

•	a $188,732 increase in selling, general and administrative expenses due primarily to a planned increase in engineering and sales personnel.

Other Expense:

Total Other Expense for the three months ended December 31, 2012 increased by $387,681 to $501,685 from $114,004 for the three months ended December 31, 2011 primarily as a result of a $456,632 equity in loss of investee company.

Income Taxes (Benefit):

Benefit for income taxes during the three months ended December 31, 2012 decreased by $37,649 to $74,151 from $111,800 for the three months ended December 31, 2011.  Benefit for income taxes represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2013 related to the qualified expenditures we incurred during the three months ended December  31, 2012.

Net Loss:

Our net loss for the three months ended December 31, 2012 increased by $353,147 to $3,083,457 from the $2,730,310 net loss for the three months ended December 31, 2011.  This increase in loss was primarily the result of increases in expenses as described above.  For the three months ended December 31, 2012 there was a net loss of $190,148 attributable to noncontrolling interest.

Six months ended December 31, 2012 compared with the six months ended December 31, 2011

Revenue:

Our revenues for the six months ended December 31, 2012 and December 31, 2011 were $4,571,328 and $2,078,778 respectively.  The increase of $2,492,550 was the result of a $3,886,117 increase in commercial product sales offset by a $1,393,567 decrease in engineering and development revenues as compared to the six months ended December 31, 2011.  The increase in commercial product sales principally consisted of sales of ZBB EnerStore and ZBB EnerSection systems which we began selling in the quarter ended March 31, 2012.  Engineering and development revenues for the 2012 period consisted primarily of revenue recognized under the Honam Collaboration agreement which was recognized over the performance period through June 2012.

Costs and Expenses:

Total costs and expenses for the six months ended December 31, 2012 and December 31, 2011 were $10,313,458 and $6,540,596 respectively.  This increase of $3,772,862 in the six months ended December 31, 2012 was primarily due to the following factors:

•	a $3,413,307 increase in costs of product sales was due to an increase in commercial product sales;

•	a $436,042 decrease in costs of engineering and development sales was due to diminished activities related to engineering and development agreements;

•
a $649,804 increase in advanced engineering and development expenses due to a shift from engineering contracts to product development and pilot plant operation for the Company’s ZBB EnerStore and ZBB EnerSection products; and

•	a $192,287 increase in selling, general and administrative expenses due primarily to a planned increase in engineering and sales personnel.

Other Expense:

Total Other Expense for the six months ended December 31, 2012 increased by $462,370 to $625,340 from $162,970 for the six months ended December 31, 2011 primarily as a result of a $533,113 equity in loss of investee company.

Income Taxes (Benefit):

Benefit for income taxes during the six months ended December 31, 2012 decreased by $107,649 to $74,151 from $181,800 for the six months ended December 31, 2011.  Benefit for income taxes represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2013 related to the qualified expenditures we incurred during the six months ended December  31, 2012.

Net Loss:

Our net loss for the six months ended December 31, 2012 increased by $1,560,489 to $5,966,247 from the $4,405,758 net loss for the six months ended December 31, 2011.  This increase in loss was primarily the result of increases in expenses as described above.  For the six months ended December 31, 2012 there was a net loss of $327,072 attributable to noncontrolling interest.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and government and other research and development contracts.  Total paid in capital as of December 31, 2012 was $83,108,581 and $81,093,292 as of June 30, 2012.   We had a cumulative deficit of $75,020,156 as of December 31, 2012 compared to a cumulative deficit of $69,053,909 as of June 30, 2012.  At December 31, 2012 we had working capital of $2,383,045 compared to June 30, 2012 working capital of $5,727,309.  Our shareholders’ equity as of December 31, 2012 and June 30, 2012 was $9,053,537 and $13,326,810, respectively.

At December 31, 2012, our principal sources of liquidity were our cash and cash equivalents which totaled $2,428,800 and accounts receivable of $1,171,485.

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

We believe we have sufficient capital to pursue our operations through the third quarter of fiscal year 2013.  We will require additional investment capital or other funding during the third quarter of fiscal 2013 to support our current business and growth plan.  We are currently exploring various possible financing options that may be available to us, which may include a sale of our securities and/or strategic partnership transactions.  We have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain such needed funds, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations.

Operating Activities

Our operating activities used net cash of $6,627,038 for the six months ended December 31, 2012.  Cash used in operations resulted from a net loss of $6,293,319 reduced by $1,630,185 in non-cash adjustments and increased by $1,963,904 in net changes to working capital.  Non-cash adjustments included $413,610 of stock-based compensation expense, and $683,462 of depreciation and amortization expense.  Net changes in working capital were primarily due to an increase in accounts receivable of $690,922, a decrease in inventories of $67,723 and an increase in customer deposits of $286,957 offset by a decrease in accounts payable of $562,704 and accrued expenses of $69,222.

Investing Activities

Our investing activities used net cash of $401,690 for the six months ended December 31, 2012, for the purchase of property and equipment and deposits of restricted cash.

Financing Activities

Our financing activities provided net cash of $1,323,684 for the six months ended December 31, 2012.  Net cash provided by financing activities was comprised primarily of $1,744,688 in proceeds from issuance of common stock less repayments of $283,495 of principal on bank loans and notes payable, and $143,009 in common stock issuance costs.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2012.

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

ITEM 1.LEGAL PROCEEDINGS

Not applicable.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Not applicable.

ITEM 6.EXHIBITS

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZBB ENERGY CORPORATION

February 14, 2013	By:	/s/ Eric C. Apfelbach
	Name:	Eric C. Apfelbach
	Title:	Chief Executive Officer
(Principal Executive Officer)

February 14, 2013	By:	/s/ Will Hogoboom
	Name:	Will Hogoboom
	Title:	Chief Financial Officer
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