Form 10-Q
period 2013-03-31
ZBB ENERGY CORP
filed 2013-05-15
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
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

(262) 253-9800
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    ☑ Yes    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
                   (Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 15, 2013
Common Stock, $.01 par value per share	88,538,801

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

ZBB ENERGY CORPORATION
Condensed Consolidated Balance Sheets

	March 31, 2013 (Unaudited)	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$2,509,683	$7,823,217
Restricted cash on deposit	60,000	-
Accounts receivable, net	1,085,993	480,563
Inventories	2,677,779	2,912,207
Prepaid and other current assets	185,617	187,448
Refundable income tax credit	304,227	185,545
Total current assets	6,823,299	11,588,980
Long-term assets:
Property, plant and equipment, net	5,394,931	5,484,545
Investment in investee company	2,432,333	3,083,889
Intangible assets, net	593,590	1,143,122
Goodwill	803,079	803,079
Total assets	$16,047,232	$22,103,615

Liabilities and Equity
Current liabilities:
Bank loans and notes payable	$688,606	$1,022,826
Accounts payable	1,947,369	1,899,029
Accrued expenses	827,951	1,289,138
Customer deposits	1,140,665	1,315,309
Accrued compensation and benefits	247,659	335,369
Total current liabilities	4,852,250	5,861,671
Long-term liabilities:
Bank loans and notes payable	2,461,126	2,915,134
Total liabilities	7,313,376	8,776,805

Equity
Series A preferred stock ($0.01 par value, $10,000 face value)
10,000,000 authorized and no shares issued	-	-
Common stock ($0.01 par value); 150,000,000 authorized,
87,238,801 and 72,977,248 shares issued and outstanding as of March 31, 2013 and June 30, 2012, respectively	872,389	729,773
Additional paid-in capital	84,858,590	80,363,519
Accumulated deficit	(77,844,468)	(69,053,909)
Accumulated other comprehensive loss	(1,584,988)	(1,584,921)
Total ZBB Energy Corporation Equity	6,301,523	10,454,462
Noncontrolling interest	2,432,333	2,872,348
Total equity	8,733,856	13,326,810
Total liabilities and equity	$16,047,232	$22,103,615

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Revenues
Product sales	$2,019,191	$929,925	$6,372,336	$1,396,953
Engineering and development	100,000	715,366	318,183	2,327,116
Total Revenues	2,119,191	1,645,291	6,690,519	3,724,069

Costs and Expenses
Cost of product sales	1,761,762	752,330	5,519,360	1,096,621
Cost of engineering and development	62,118	517,414	107,183	998,521
Advanced engineering and development	1,293,147	2,073,651	3,828,686	3,959,386
Selling, general, and administrative	1,439,235	1,446,038	4,731,209	4,545,725
Depreciation and amortization	339,041	406,046	1,022,503	1,135,822
Total Costs and Expenses	4,895,303	5,195,479	15,208,760	11,736,075

Loss from Operations	(2,776,112)	(3,550,188)	(8,518,241)	(8,012,006)

Other Income (Expense)
Equity in loss of investee company	(118,442)	(702)	(651,555)	(59,412)
Interest income	913	2,842	1,896	12,810
Interest expense	(40,829)	(56,503)	(134,039)	(174,994)
Other income (expense)	(45,000)	-	(45,000)	4,263
Total Other Income (Expense)	(203,358)	(54,363)	(828,698)	(217,333)

Loss before provision (benefit) for Income Taxes	(2,979,470)	(3,604,551)	(9,346,939)	(8,229,339)

Provision (benefit) for Income Taxes	(36,715)	(37,657)	(110,866)	(219,457)
Net loss	(2,942,755)	(3,566,894)	(9,236,073)	(8,009,882)
Net loss attributable to noncontrolling interest	118,442	94,009	445,514	131,239
Net Loss Attributable to ZBB Energy Corporation	$(2,824,313)	$(3,472,885)	$(8,790,559)	$(7,878,643)

Net Loss per share
Basic and diluted	$(0.04)	$(0.09)	$(0.11)	$(0.23)

Weighted average shares-basic and diluted	78,465,746	39,543,145	77,779,457	34,555,882

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Net loss	$(2,942,755)	$(3,566,894)	$(9,236,073)	$(8,009,882)
Foreign exchange translation adjustments	676	(1,966)	(67)	(14,175)
Comprehensive loss	(2,942,079)	(3,568,860)	(9,236,140)	(8,024,057)
Net loss attributable to noncontrolling interest	118,442	94,009	445,514	131,239
Comprehensive Loss Attributable to ZBB Energy Corporation	$(2,823,637)	$(3,474,851)	$(8,790,626)	$(7,892,818)

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Changes in Equity (Unaudited)
									Accumulated Other Comprehensive (Loss)
	Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable - Common Stock	Treasury Stock	Accumulated Deficit		Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance: July 1, 2011	355.4678	$3,715,470	29,912,415	$299,124	$60,777,286	$(3,707,799)	$(11,136)	$(55,343,683)	$(1,572,752)

Net loss								(13,710,226)		$(210,714)
Net translation adjustment									(12,169)
Warrants issued in connection with convertible debt					423,672
Beneficial conversion on convertible debt					418,585
Issuance of common stock, net of costs and underwriting fees			31,872,169	388,962	14,072,955
Warrants issued to underwriters					1,024,726
Issuance of preferred stock, net of issuance costs	219.6602	2,197,240	11,156,497	41,326	2,053,413	(2,187,330)
Stock-based compensation			50,000	500	1,586,298
Retirement of treasury shares			(13,833)	(139)	(10,997)		11,136
Interest on notes receivable - common stock					529,651	(529,651)
Accretion of dividends on preferred stock		523,379			(523,379)
Redemption of Preferred Stock	(575.1280)	(6,436,089)			11,309	6,424,780
Issuance of subsidiary shares to noncontrolling interest										3,083,062
Balance: June 30, 2012	-	-	72,977,248	729,773	80,363,519	-	-	(69,053,909)	(1,584,921)	2,872,348

Net loss								(8,790,559)		(445,514)
Net translation adjustment									(67)
Issuance of common stock, net of costs and underwriting fees			14,261,553	142,616	3,924,467
Stock-based compensation					570,604
Issuance of subsidiary shares to noncontrolling interest										5,500
Balance: March 31, 2013	-	-	87,238,801	$872,389	$84,858,590	-	-	$(77,844,468)	$(1,584,988)	$2,432,333

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(9,236,073)	$(8,009,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	552,079	572,935
Amortization of intangible assets	549,532	562,887
Stock-based compensation	570,604	918,080
Equity in loss of investee company	651,555	59,412
Purchase price adjustment	45,000
Changes in assets and liabilities
Accounts receivable	(605,430)	(393,667)
Inventories	(121,558)	(669,990)
Prepaids and other current assets	1,831	(111,047)
Refundable income taxes	(118,682)	7,467
Accounts payable	48,340	784,483
Accrued compensation and benefits	(87,710)	(101,167)
Accrued expenses	(417,946)	(217,668)
Customer deposits	(174,644)	108,640
Net cash used in operating activities	(8,343,102)	(6,489,517)
Cash flows from investing activities
Expenditures for property and equipment	(106,479)	(1,597,097)
Investment in investee company	-	(1,589,422)
Deposits of restricted cash	(60,000)	-
Net cash used in investing activities	(166,479)	(3,186,519)
Cash flows from financing activities
Repayments of bank loans and notes payable	(877,312)	(529,273)
Proceeds from issuance of Series A preferred stock	-	2,197,240
Proceeds from issuance of common stock	4,244,689	5,052,401
Common stock issuance costs	(177,606)	(484,983)
Deferred offering and financing costs	-	(93,579)
Proceeds from noncontrolling interest	5,500	1,546,062
Net cash provided by financing activities	3,195,271	7,687,868
Effect of exchange rate changes on cash and cash equivalents	776	(15,662)
Net decrease in cash and cash equivalents	(5,313,534)	(2,003,830)
Cash and cash equivalents - beginning of period	7,823,217	2,910,595

Cash and cash equivalents - end of period	$2,509,683	$906,765

Cash paid for interest	$121,539	$161,954
Cash received for income tax credit	-	223,703

Supplemental non-cash investing and financing activities:
Inventory transferred to assets held for lease	$355,986	$-
Interest deferred and added to principal	44,084	-
Issuance of common stock for discounted notes receivable	-	2,187,330

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2013

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

ZBB Energy Corporation (“ZBB,” “we,” “us,” “our” or the “Company”) develops and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc bromide rechargeable electrical energy storage technology and proprietary power electronics systems.  A developer and manufacturer of modular, scalable and environmentally friendly power systems (“ZBB EnerSystem” and related products), ZBB was incorporated in Wisconsin in 1998 and is headquartered in Wisconsin, USA with offices also located in Perth, Western Australia.

The Company provides advanced electrical power management platforms targeted at the growing global need for distributed renewable energy, energy efficiency, power quality, and grid modernization.  The Company and its power electronics subsidiary, Tier Electronics LLC, have developed a portfolio of intelligent power management platforms that directly integrate multiple renewable and conventional onsite generation sources with rechargeable zinc bromide flow batteries and other storage technology. The Company also offers advanced systems to directly connect wind and solar equipment to the grid and systems that can form various levels of micro-grids.  Tier Electronics LLC participates in the energy efficiency markets through its hybrid vehicle control systems, and power quality markets with its line of regulation solutions. Together, these platforms provide a wide range of renewable energy system solutions in global markets for utility, governmental, commercial, industrial and residential end customers.

The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries: Tier Electronics LLC which operates manufacturing facilities in Menomonee Falls, Wisconsin; ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.) which has an advanced engineering and development facility in Perth, Australia; and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong which was formed in connection with the Company’s investment in a China joint venture. A former wholly-owned subsidiary ZBB Technologies, Inc. was merged with and into ZBB on January 1, 2012.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the nine month period ended March 31, 2013 are not necessarily indicative of the results that might be expected for the year ending June 30, 2013.

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

Restricted Cash on Deposit

The Company had $60,000 and $0 in restricted cash on deposit as of March 31, 2013 and June 30, 2012, respectively, as collateral for certain credit arrangements.

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable are stated net of an allowance for doubtful accounts of $0 and $80,000, as of March 31, 2013 and June 30, 2012, respectively.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) or average cost methods.  The carrying value of inventories is reviewed for obsolescence on at least a quarterly basis or more frequently if warranted due to changes in conditions.  Market is determined on the basis of estimated net realizable values.

Property, Plant and Equipment

Land, building, equipment, computers and furniture and fixtures are recorded at cost.  Maintenance, repairs and betterments are charged to expense as incurred. Depreciation is provided for all plant and equipment on a straight-line basis over the estimated useful lives of the assets.  The estimated useful lives used for each class of depreciable asset are:

Estimated Useful Lives
Manufacturing equipment	3 - 7 years
Office equipment	3 - 7 years
Assets held for lease	18 months
Building and improvements	7 - 40 years

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

When the Company’s carrying value in an equity method investee company is reduced to zero, further losses are recorded in the Company’s consolidated financial statements only to the extent of the minority interest in such losses, unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it offsets the amount of its share of losses not previously recognized.

Intangible Assets

Intangible assets generally result from business acquisitions.  Assets acquired and liabilities assumed are recorded at their estimated fair values.  Intangible assets consist of a non-compete agreement, license agreement, and trade secrets.  Amortization is recorded for intangible assets with determinable lives. Intangible assets are amortized using the straight-line method over the three year estimated useful lives of the respective assets.

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

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of March 31, 2013 and June 30, 2012.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the consolidated statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were no long-lived assets impaired as of March 31, 2013 and June 30, 2012.

Warranty Obligations

The Company typically warrants its products for twelve months after installation or eighteen months after date of shipment, whichever first occurs. Warranty costs are provided for estimated claims and charged to cost of product sales as revenue is recognized.  Warranty obligations are also evaluated quarterly to determine a reasonable estimate for the replacement of potentially defective materials of all products that have been shipped to customers.

While the Company actively engages in monitoring and improving its evolving battery and other product technologies, there is only a limited product history and relatively short time frame available to test and evaluate the rate of product failure.  Should actual product failure rates differ from the Company’s estimates, revisions will be made to the estimated rate of product failures and resulting changes to the liability for warranty obligations.  In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.

As of March 31, 2013 and June 30, 2012, included in the Company’s accrued expenses were $487,920 and $418,557, respectively, related to warranty obligations.  Such amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets.

The following is a summary of accrued warranty activity:

	Nine Months and Year Ended
	March 31, 2013	June 30, 2012

Beginning balance	$418,557	$413,203
Accruals for warranties during the period	325,880	196,753
Settlements during the period	(154,787)	(126,902)
Adjustments relating to preexisting warranties	(101,730)	(64,497)

Ending balance	$487,920	$418,557

Revenue Recognition

Revenues are recognized when persuasive evidence of a contractual arrangement exits, delivery has occurred or services have been rendered, the seller’s price to buyer is fixed and determinable, and collectability is reasonably assured. The portion of revenue related to installation and final acceptance, is deferred until such installation and final customer acceptance are completed. Revenues from rental activities are recognized over the term of the rental period as earned.

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

Total revenues of $2,119,191 and $6,690,519 were recognized for the three and nine months ended March 31, 2013, respectively.  Revenues for the three months ended March 31, 2013 were comprised of one significant customer (72% of total revenues) and revenues for the nine months ended March 31, 2013 were comprised of six significant customers (77% of total revenues).  Total revenues of $1,645,291 and $3,724,069 were recognized for the three and nine months ended March 31, 2012, and were comprised of two significant customers (97% of total revenues).

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

On December 13, 2011, the Company entered into a joint development and license agreement with a global technology company to jointly develop flow batteries. The objective of the joint development agreement is to develop low cost, high energy density grid scale flow battery stacks and systems that could lead to a significant cost reduction for grid level storage.  The joint development agreement provided for payments to the Company as follows:  $175,000 in December 2011 (subsequently received $175,000 in December 2011), payments of $75,000 every three months starting April 2012 through January 2013 (subsequently received $75,000 during April, June, and October of 2012) and $100,000 every three months starting in January 2013 through October 2013 (subsequently received $200,000 as of April 2013).  The global technology company also purchased 933,333 shares of the Company’s common stock in December 2011 for $700,000.  The Company recognizes revenue under this agreement upon achievement of certain performance milestones.  The Company recognized $100,000 and $300,000 of revenue under this agreement in the three and nine months ended March 31, 2013.

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

Included in engineering and development revenues were $100,000 and $318,183 respectively, for the three and nine months ended March 31, 2013 related to the collaborative agreements.  Engineering and development costs related to the collaboration agreements totaled $62,118 and $107,183 for the three and nine months ended March 31, 2013.  Included in engineering and development revenues were $700,000 and $2,300,000 respectively, for the three and nine months ended March 31, 2012 related to the collaborative agreements.  Engineering and development costs related to the collaboration agreements totaled $517,414 and $998,521 for the three and nine months ended March 31, 2012.

As of March 31, 2013 and June 30, 2012, the Company had no unbilled amounts from engineering and development contracts in process. The Company had received $24,000 and $129,950 in customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work, as of March 31, 2013 and June 30, 2012, respectively.

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

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” This ASC Topic requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of March 31, 2013 and June 30, 2012.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s U.S. Federal income tax returns for the years ended June 30, 2010 through June 30, 2012 and the Company’s Wisconsin and Australian income tax returns for the years ended June 30, 2010 through June 30, 2012 are subject to examination by taxing authorities.

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

Loss Per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the nine months ended March 31, 2013 and March 31, 2012 there were 16,542,880 and 8,364,074 shares of common stock underlying options, restricted stock units and warrants that are excluded, respectively.

Concentrations of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains significant cash deposits primarily with three financial institutions.  All deposits are fully insured as of March 31, 2013. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit ratings of these institutions as part of its banking strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to accelerated payment terms in current customer contracts and creditworthiness of the current customer base.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments. The carrying value of bank loans and notes payable approximate fair value based on their terms which reflect market conditions existing as of March 31, 2013 and June 30, 2012.

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

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (ASC Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The objective is to resolve the diversity in practice about whether ASC Subtopic 810-10, Consolidation - Overall or ASC Subtopic 830-30 Foreign Currency Matters - Translation of Financial Statements, applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. The update is effective for financial statement periods beginning after December 15, 2013 with early adoption permitted. The Company is required to adopt this standard beginning July 1, 2014. The Company does not anticipate these changes to have an impact on its consolidated financial statements.

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

The Company’s investment in AHMN was made through Holdco, a holding company formed with PowerSav.  Pursuant to the Holdco Agreement, the Company contributed to Holdco technology via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest and PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest.  The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011. The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012.  For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s consolidated financial statements as a noncontrolling interest.  For the three and nine months ended March 31, 2013, AHMN had a net loss of $547,028 and $2,057,611 respectively. For the three and nine months ended March 31, 2012, AHMN had a net loss of $434,182 and $606,131, respectively.

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

Pursuant to the Research and Development Agreement, AHMN may request the Company to provide research and development services upon commercially reasonable terms and conditions.  AHMN would pay the Company’s fully-loaded costs and expenses incurred in providing such services.

The Company had product sales of $91,632 and $924,347 to AHMN during the three and nine months ended March 31, 2013, and $471,750 during the three and nine months ended March 31, 2012.

The operating results for AHMN for the three and nine months ended March 31, 2013 are summarized as follows:

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012

Revenues	$-	$-	$-	$-
Gross Profit	-	-	-	-
Income (loss) from operations	(539,212)	(446,172)	(2,049,880)	(618,121)
Net Income (loss)	$(547,028)	$(434,182)	$(2,057,611)	$(606,131)

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $8,790,559 attributable to ZBB Energy Corporation for the nine months ended March 31, 2013 and as of March 31, 2013 has an accumulated deficit of $77,844,468 and total ZBB Energy Corporation equity of $6,301,523.  The ability of the Company to settle its total liabilities of $7,313,376 and to continue as a going concern is dependent upon obtaining additional financing, closing additional sales orders and achieving profitability.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On March 13, 2013 the Company entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company, under which Aspire Capital committed for a two year period to purchase up to $10 million of ZBB Energy common stock based on prevailing market prices over a period preceding each sale subject to certain terms and conditions. Through May 15, 2013 the Company had issued a total of $2,903,810 of shares of common stock under this facility and $7,096,190 remained available.  In accordance with applicable NYSE MKT rules, shareholder approval will be required for the Company to sell in excess of 15,521,706 shares pursuant to the Aspire Purchase Agreement (the “NYSE MKT Cap”).  Through May 3, 2013 the Company had issued a total of 10,930,266 shares pursuant to the Aspire Purchase Agreement. The Company plans to seek shareholder approval to enable it to sell shares in excess of the NYSE MKT Cap at a special meeting of shareholders scheduled to take place on June 28, 2013.

The Company believes it has sufficient capital to pursue current operations through the fourth quarter of fiscal year 2013 and will require additional investment capital or other funding to support its current business through fiscal 2014.  The Company is currently exploring various possible financing options that may be available to it, which may include a sale of securities and/or strategic partnership transactions.  The Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 4 – INVENTORIES

Inventories are comprised of the following as of March 31, 2013 and June 30, 2012:
	March 31, 2013	June 30, 2012
Raw materials	$1,679,548	$2,396,545
Work in progress	998,231	515,662
Total	$2,677,779	$2,912,207

NOTE 5– PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Land	$217,000	$217,000
Building and improvements	3,520,872	3,520,872
Manufacturing equipment	3,855,455	4,597,020
Office equipment	401,780	313,928
Assets held for lease	355,986	-
Construction in process	-	31,050
Total, at cost	8,351,093	8,679,870
Less, accumulated depreciation	(2,956,162)	(3,195,325)
Property, Plant & Equipment, Net	$5,394,931	$5,484,545

NOTE 6– INTANGIBLE ASSETS

Intangible assets are comprised of the following as of March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Non-compete agreement	$310,888	$310,888
License agreement	288,087	288,087
Trade secrets	1,599,122	1,599,122
Total, at cost	2,198,097	2,198,097
Less, accumulated amortization	(1,604,507)	(1,054,975)
Intangible Assets, Net	$593,590	$1,143,122

Estimated amortization expense for fiscal periods subsequent to March 31, 2013 is as follows:
2013	$182,499
2014	411,109
$593,590

NOTE 7 – GOODWILL

The Company acquired ZBB Technologies, Inc., a former wholly-owned subsidiary, through a series of transactions in March 1996.  ZBB Technologies Inc. was subsequently merged with and into ZBB Energy Corporation on January 1, 2012.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of March 31, 2013 and June 30, 2012.

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

NOTE 8 – BANK LOANS AND NOTES PAYABLE

The Company's debt consisted of the following as of March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
Bank loans and notes payable-current	$688,606	$1,022,826
Bank loans and notes payable-long term	2,461,126	2,915,134
Total	$3,149,732	$3,937,960

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

Bank loans and notes payable consisted of the following at March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012

Note payable to the seller of Tier Electronics LLC payable in annual installments of $450,000 on January 21, 2013 and $495,000 on January 21, 2014. Interest accrues at a rate of 8% and is payable monthly. The promissory note is collateralized by the Company’s membership interest in its wholly-owned subsidiary Tier Electronics LLC. See note (a) below.	$495,000	$900,000

Note payable to Wisconsin Department of Commerce payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement. See note (b) below.	1,136,196	1,279,367

Bank loan payable in fixed monthly payments of $6,800 of principal and interest at a rate of .25% below prime, as defined, subject to a floor of 5% as of June 30, 2012 and 2011 with any principal due at maturity on June 1, 2018; collateralized by the building and land.	685,132	719,528

Note payable in fixed monthly installments of $6,716 of principal and interest at a rate of 5.5% with any principal due at maturity on May 1, 2028; collateralized by the building and land.	742,076	764,981

Bank loan payable in monthly installments of $21,000 of principal and interest at a rate equal to prime, as defined, subject to a floor of 4.25% with any principal due at maturity on December 1, 2013; collateralized by specific equipment.	91,327	274,084
	$3,149,732	$3,937,960

(a)
If the federal capital gains tax rate exceeds 15% and or the State of Wisconsin capital gains tax rate exceeds 5.425% at any time prior to the payment in full of the unpaid principal balance and accrued interest on the promissory note, then the principal amount of the promissory note shall be retroactively increased by an amount equal to the product of (a) the aggregate amount of federal and state capital gain realized by the Seller or Seller’s sole member, as applicable, in connection with the acquisition, multiplied by (b) the  difference between (i) the combined federal and State of Wisconsin capital  gains tax rate as of the date of calculation, minus (ii) the combined federal and  State of Wisconsin capital gains tax rate of 20.425% as of January 21, 2011.  Any adjustment to the principal amount of the promissory note shall be effected by increasing the amount of the last payment due under the promissory note without affecting the next regularly scheduled payment(s) under the promissory note.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed, effectively raising the top rate for capital gains to 20%.  The Company recorded an additional $45,000 of principal due under this note and a purchase price adjustment, included in other expense, of $45,000 for the three and nine months ended March 31, 2013 due to this provision.

(b)
As of April 2013, the Wisconsin Department of Commerce has granted the Company a 12 month deferral of the required installment payments of $22,800.  On March 1, 2014 fifty equal monthly installments of $23,685 will commence through April 1, 2018 with the final installment due on May 1, 2018.

Aggregate annual principal payments for fiscal periods subsequent to March 31, 2013, after the impact of the adjustment for the change in the tax law previously discussed are as follows:

2013 (three months)	$81,988
2014	692,908
2015	351,215
2016	361,163
2017	371,466
2018 and thereafter	1,290,992
$3,149,732

NOTE 9 – EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

During the nine months ended March 31, 2013 and 2012, the Company’s results of operations include compensation expense for stock options granted and restricted shares vested under its various equity incentive plans. The amount recognized in the financial statements related to stock based compensation was $153,248 and $167,940 for the three months ended March 31, 2013 and 2012, respectively.  The amount recognized in the financial statements related to stock-based compensation was $570,604 and $918,080, based on the amortized grant date fair value of options and vesting of restricted shares during the nine months ended March 31, 2013 and 2012, respectively.

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

During the nine months ended March 31, 2013 options to purchase 713,050 shares were granted to employees exercisable at prices from $0.35 to $0.38 and exercisable at various dates through March 2021 under the Omnibus Plan.  As of March 31, 2013, an additional 3,702,453 shares were available to be issued under the Omnibus Plan.

On January 21, 2011, certain members of management of Tier Electronics LLC were awarded inducement options to purchase a total of 750,000 shares of the Company’s common stock at an exercise price of $1.15.  The options vest as follows: (1) 420,000 vest in three equal annual installments beginning on December 31, 2011 based on achievement of certain performance targets, (2) 330,000 vest in three equal annual installments beginning on the one-year anniversary of the grant date.  As of March 31, 2013, 140,000 of the 420,000 shares had vested and 220,000 of the 330,000 had vested.

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

In November 2011, the Company’s Chief Operating Officer was awarded two inducement option grants covering a total of 500,000 shares with an exercise price of $0.79 per share which was the closing price of the Company’s common stock on the NYSE MKT on the date of his appointment.  100,000 of these options will vest in two equal installments on September 30, 2012 and June 30, 2013 based on the achievement of certain performance targets.  The remaining 400,000 of these options will vest over three years with the first one-third vesting on November 9, 2012 and the remaining two-thirds vesting in 24 equal monthly installments beginning in on December 9, 2012 and ending November 9, 2014.  As of March 31, 2013, 150,000 of the remaining 400,000 shares had vested.

In aggregate for all plans, at March 31, 2013 the Company had a total of 4,225,414 options outstanding, 5,208,436 RSUs outstanding and 3,702,453 shares available for future grant under the Omnibus Plan.

Information with respect to stock option activity under the employee and director plans is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Balance at June 30, 2011	3,322,303	$1.55
Options granted	1,454,500	0.82
Options forfeited	(537,739)	1.91
Balance at June 30, 2012	4,239,064	1.25
Options granted	713,050	0.38
Options forfeited	(726,700)	1.09
Balance at March 31, 2013	4,225,414	1.13

The following table summarizes information relating to the stock options outstanding at March 31, 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.34 to $0.50	776,050	7.49	$0.38	42,332	5.16	$0.48
$0.51 to $1.00	1,086,500	6.39	0.78	499,671	6.24	0.78
$1.01 to $1.50	2,062,864	5.21	1.24	1,599,559	5.03	1.26
$3.50 to $3.82	300,000	1.64	3.59	300,000	1.64	3.59
Balance at March 31, 2013	4,225,414	5.68	1.13	2,441,562	4.86	1.44

During the nine months ended March 31, 2013 options to purchase 713,050 shares were granted to employees exercisable at prices from $0.35 to $0.38 per share based on various service and performance based vesting terms from July 2012 through March 2016 and exercisable at various dates through March 2021. During the nine months ended March 31, 2012 options to purchase 1,447,500 shares were granted to employees exercisable at prices from $0.59 to $1.16 per share based on various service and performance based vesting terms from July 2011 through March 2015 and exercisable at various dates through March 2020.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the nine months ended March 31, 2013 and the year ended June 30, 2012 using the Black-Scholes option-pricing model:

	FY 2013	FY 2012
Expected life of option (years)	4	2.5
Risk-free interest rate	.46 - .61%	.24 - .55%
Assumed volatility	96 - 104%	103 - 107%
Expected dividend rate	0%	0%
Expected forfeiture rate	4.19 - 6.66%	4.35 - 6.80%

Time-vested and performance-based stock awards, including stock options, restricted stock and restricted stock units, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

A summary of the status of unvested employee stock options as of March 31, 2013 and June 30, 2012 and the changes during the periods then ended is presented below:

	Number of Options	Weighted-Average Grant Date Fair Value Per Share
Balance at June 30, 2011	1,735,224	$0.62
Granted	1,454,500	0.38
Vested	(722,837)	1.01
Forfeited	(226,334)	0.86
Balance at June 30, 2012	2,240,553	0.71
Granted	713,050	0.38
Vested	(612,584)	1.01
Forfeited	(557,167)	0.86
Balance at March 31, 2013	1,783,852	0.71

Total fair value of options granted in the nine months ended March 31, 2013 and 2012 was $167,167 and $707,906, respectively.  At March 31, 2013 there was $225,508 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next three years.

The Company compensates its directors with restricted stock units (“RSUs”) and cash.  On November 9, 2011, 548,051 RSUs were granted to the Company’s directors in payment of directors fees through November 2012 under the Omnibus Plan.  As of November 2012 all 548,051 shares had vested.  On November 7, 2012, an additional 1,100,000 shares were granted to the Company’s directors in payment of directors fees through November 2013 under the 2012 Director Equity Plan.  As of March 31, 2013, 550,002 of the shares had vested and there were $226,497 in directors’ fees expense settled with RSUs for the nine months ended March 31, 2013.

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

In January of 2013 the Company issued 40,000 shares related to RSUs issued as compensation for services to a consultant in November of 2010.

As of March 31, 2013 there were 2,458,331 unvested RSUs outstanding which will vest through January 15, 2016 and $740,166 in unrecognized compensation cost related to unvested RSUs which is expected to be recognized through January 15, 2016.  Shares of common stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

The table below summarizes the status of restricted stock unit balances:

	Number of Restricted Stock Units	Weighted-Average Valuation Price Per Unit
Balance at June 30, 2011	1,400,385	$0.70
RSUs granted	1,048,051	0.74
RSUs forfeited	-	-
Balance at June 30, 2012	2,448,436	0.72
RSUs granted	2,850,000	0.22
RSUs forfeited	(50,000)	0.70
Shares issued	(40,000)	0.34
Balance at March 31, 2013	5,208,436	$0.33

NOTE 10 - WARRANTS

At March 31, 2013, the following warrants to purchase the Company’s common stock were outstanding and exercisable:

•	75,000 warrants as partial payment for services exercisable at $0.42 per share which expire in July 2015.

•
2,895,303 warrants in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $12 million of common stock as described in Note 11 on June 19, 2012 exercisable at $0.475 per share and which expire in June 2017.

•
2,558,019 warrants in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes as described in Note 8 on May 1, 2012 exercisable at $0.53 per share and which expire in May 2017.

•	60,500 warrants as partial payment for services exercisable at $1.00 per share which expire March 2015 through July 2015.

•
40,000 warrants to an equipment supplier in January 2011 exercisable at $0.56 per share and which expire in January 2014.  The fair value of the warrants was $11,834 and was included in the cost of the equipment.

•	1,121,875 warrants acquired by certain purchasers of Company shares in March 2010 exercisable at $1.04 per share and which expire in September 2015.

•	358,333 warrants acquired by certain purchasers of Company shares in August 2009 exercisable at $1.33 per share and which expire in August 2015.

•
50,000 warrants acquired by Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our United States public offering which are exercisable at $7.20 per share expired during June 2012.

•	48,950 warrants issued and outstanding to Strategic Growth International in connection with capital raising activities in 2007, with an exercise price of $7.20 per share expired during June 2012.

•	120,023 warrants acquired by Empire Financial Group, Ltd. in 2006 exercisable at $3.23 per share expired during September 2011.

During the year ended June 30, 2012, 4,132,553 warrants were exercised in connection with the Socius agreement (see Note 11).

For the three and nine months ended March 31, 2013, the Company had approximately $4,000 and $11,000 of stock based compensation expense related to warrants.

The table below summarizes warrant activity:

	Number of Warrants	Weighted-Average Exercise Price Per Share
Balance at June 30, 2011	1,886,031	$1.73
Warrants granted	9,614,875	0.60
Warrants expired	(365,823)	4.54
Warrants exercised	(4,132,553)	0.72
Balance at June 30, 2012	7,002,530	0.63
Warrants granted	106,500	0.59
Warrants expired	-	-
Warrants exercised	-	-
Balance at March 31, 2013	7,109,030	$0.63

NOTE 11 – EQUITY

On March 13, 2013 the Company entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company, under which Aspire Capital committed over a two year period to purchase up to $10 million of ZBB Energy common stock based on prevailing market prices over a period preceding each sale, subject to certain terms and conditions.

On March 19, 2013 the Company issued 1,725,490 shares to Aspire Capital in consideration for Aspire Capital’s entry into the Aspire Purchase Agreement and Aspire Capital purchased 2,941,176 shares for $1,000,000 pursuant to the agreement at $0.34 per share.

On March 25, 2013 and March 26, 2013, Aspire Capital purchased a total of 4,963,600 shares pursuant to the Aspire Purchase Agreement at a price per share of $0.30 for a total purchase price of $1,500,000.

Following the end of the quarter ended March 31, 2013; pursuant to the Aspire Purchase Agreement, Aspire Capital purchased 500,000 shares at a per share price of $0.30 for a total purchase price of $151,750 on April 4, 2013; 450,000 shares at a per share price of $0.3331 for a total purchase price of $149,895 on April 12, 2013; and 350,000 shares at a per share price of $0.2919 for a total purchase price of $102,165 on May 3, 2013.

Through May 15, 2013 the Company had issued a total of $2,903,810 of shares of common stock under this facility and $7,096,190 remained available.  In accordance with applicable NYSE MKT rules, shareholder approval will be required for the Company to sell in excess of 15,521,706 shares pursuant to the Aspire Purchase Agreement (the “NYSE MKT Cap”).  Through May 3, 2013 the Company had issued a total of 10,930,266 shares pursuant to the Aspire Purchase Agreement.  The Company plans to seek shareholder approval to enable it to sell shares in excess of the NYSE MKT Cap at a special meeting of shareholders scheduled to take place on June 28, 2013.

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

On July 5, 2012 the underwriter for the Company’s June 2012 underwritten public offering exercised substantially all of its over-allotment option and purchased an additional 4,591,287 shares of the Company's common stock. The net proceeds to the Company from this issuance were $1,600,000 after deducting approximately $143,000 in offering expenses.

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

NOTE 12 – COMMITMENTS

Leasing Activities

The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expires October 31, 2016.  The rental rate was $75,596 per annum (A$72,431) and was subject to an annual CPI adjustment. Rent expense was $25,907 and $77,632 for the three and nine months ended March 31, 2013, respectively and $25,801 and $64,489 for the three and nine months ended March 31, 2012, respectively.  The Company renewed the lease on its Australian research and development facility through October 2016 at a rental rate of $95,855 per annum (A$95,000) subject to an annual CPI adjustment.  The Company also leases a building from an officer of its subsidiary, Tier Electronics LLC, who is also a shareholder and director, under a lease agreement expiring December 31, 2014.  The current year rental is $84,000 per annum and is subject to a CPI adjustment at renewal.  The rent expense for the three and nine months ended March 31, 2013 and 2012 was $21,000 and $63,000 respectively.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.

The future payments required under the terms of the leases for fiscal periods subsequent to March 31, 2013 are as follows:

2013 (three months)	$47,054
2014	188,214
2015	146,214
2016	34,738
$416,220

Employment Contracts

The Company has entered into employment contracts with executives and management personnel. The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits. The employment contracts generally have no set term and can be terminated by either party. There is a provision for payments of up to twelve months of annual salary as severance if we terminate a contract without cause, along with the acceleration of certain unvested stock option grants.

NOTE 13 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $33,307 and $98,457 for the three and nine months ended March 31, 2013, respectively and $20,428 and $63,208 for the three and nine months ended March 31, 2012, respectively.

NOTE 14— INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Nine months ended March 31,
	2013	2012
Current	$(110,865)	$(181,800)
Deferred	-	-
Provision (benefit) for income taxes	$(110,865)	$(181,800)

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of March 31, 2013 and 2012.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Nine months ended March 31,
	2013	2012
Income tax benefit computed at the U.S. federal statutory rate	-34%	-34%
Australia research and development credit	-1	-3
Change in valuation allowance	34	34
Total	-1%	-3%

Significant components of the Company’s net deferred income tax assets as of March 31, 2013 and June 30, 2012 were as follows:

	March 31, 2013	June 30, 2012
Federal net operating loss carryforwards	$19,017,974	$17,063,374
Federal - other	1,843,508	1,578,175
Wisconsin net operating loss carryforwards	2,367,810	2,080,223
Australia net operating loss carryforwards	1,557,751	1,291,699
Deferred income tax asset valuation allowance	(24,787,043)	(22,013,471)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $56 million as of March 31, 2013, that expire at various dates between June 30, 2015 and 2034.  The Company also has $1,348,527 in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization.  The Company has U.S. federal research and development tax credit carryforwards of approximately $87,000 as of March 31, 2013 that expire at various dates through June 30, 2032.  As of March 31, 2013, the Company has approximately $45.5 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2013 and 2028.  As of June 30, 2012, the Company also has approximately $5.2 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	March 31, 2013	June 30, 2012
Beginning balance	$208,593	$219,500
Effect of foreign currency translation	9,713	(10,907)
Ending balance	$218,306	$208,593

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

NOTE 15 – SUBSEQUENT EVENT

The Company entered into a revolving and term credit agreement of $1,140,000 with a bank on April 12, 2013 to finance accounts receivable and inventory related to one specific foreign customer.  Under the terms of the agreement, the Company can borrow up to 90% of accounts receivable and 75% of inventory, both for one specific foreign customer to finance accounts receivable and inventory related to one specific foreign customer.  The line of credit is guaranteed by the Export-Import Bank of the United States.  The interest rate for outstanding balances is prime rate plus 1.5% with a floor of 4.75%.  The line of credit is secured by substantially all assets of the Company.  Advances under the line of credit are due upon the earlier of payment by the customer or October 12, 2013.

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

We provide advanced electrical power management platforms targeted at the growing global need for distributed renewable energy, energy efficiency, power quality, and grid modernization.  We and our power electronics subsidiary, Tier Electronics, have developed a portfolio of intelligent power management platforms that directly integrate multiple renewable and conventional onsite generation sources with rechargeable zinc bromide flow batteries and other storage technology. We also offer advanced systems to directly connect wind and solar equipment to the grid and systems that can form various levels of micro-grids.  Tier Electronics participates in the energy efficiency markets through its hybrid vehicle control systems, and power quality markets with its line of regulation solutions. Together, these platforms provide a wide range of renewable energy solutions in global markets for utility, governmental, commercial, industrial and residential end customers.

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

Pursuant to a research and development agreement, the JV Company may request us to provide research and development services upon commercially reasonable terms and conditions.  The JV Company would pay our fully-loaded costs and expenses incurred in providing such services.

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this quarterly report on form 10-Q and the Company’s annual report on form 10-K for the fiscal year ended June 30, 2012. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.  In addition to the risks and uncertainties faced generally by participants in the renewable energy industry, we face the following risks and uncertainties:

•	Our stock price has been and may continue to be volatile and our trading volume may fluctuate substantially.

•	We have incurred losses and anticipate incurring continuing losses.
•	We will need additional financing and we do not have any commitments for additional financing at this time other than the Aspire Capital agreement.
•	Our industry is highly competitive and we may be unable to successfully compete.
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

•	Shortages or delay of supplies of component parts may adversely affect our operating results until alternate sources can be developed.
•	We have no experience manufacturing our products on a large-scale basis and may be unable to do so at our manufacturing facilities.
•	Our China joint venture could be adversely affected by the laws and regulations of the Chinese government, our lack of decision-making authority and disputes between us and the JV Company.
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

•	The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive or unsuccessful.
•	We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.
•	If our shareholders’ equity falls below the minimum requirement, our common stock may be delisted from the NYSE MKT, which would cause our common stock to become less liquid.
•	We may engage in acquisitions that could disrupt our business, cause dilution to our stockholder and reduce our financial resources.
•	We have never paid cash dividends and do not intend to do so.

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

Results of Operations

Three months ended March 31, 2013 compared with the three months ended March 31, 2012

Revenue:

Our revenues for the three months ended March 31, 2013 and March 31, 2012 were $2,119,191 and $1,645,291 respectively.  The increase of $473,900 was the result of a $1,089,266 increase in commercial product sales and a $615,366 decrease in engineering and development revenues as compared to the three months ended March 31, 2012.   The increase in commercial product sales principally consisted of sales of ZBB EnerStore and ZBB EnerSection systems which we began selling in the quarter ended March 31, 2012, and Tier Electronics hybrid motor controllers.  Engineering and development revenues for the quarter ended March 31, 2012 consisted primarily of revenue recognized under the Honam Collaboration Agreement which was recognized over the performance period through June 2012.

Costs and Expenses:

Total costs and expenses for the three months ended March 31, 2013 and March 31, 2012 were $4,895,303 and $5,195,479 respectively.  This decrease of $300,176 in the three months ended March 31, 2013 was primarily due to the following factors:

•	a $1,009,432 increase in the cost of product sales was due to an increase in commercial product sales;
•	a $455,296 a decrease in the cost of engineering and development sales was due to decreased activities related to engineering and development agreements; and
•
a $780,504 decrease in advanced engineering and development expenses was due to a shift from engineering contracts to product development, product efficiency improvement and cost reduction activities for the Company’s ZBB EnerStore and ZBB EnerSection products.

Other Expense:

Total Other Expense for the three months ended March 31, 2013 increased by $148,995 to $203,358 from $54,363 for the three months ended March 31, 2012 primarily as a result of a $118,442 equity in loss of investee and the purchase price adjustment of $45,000 included in other expense.

Income Taxes (Benefit):

There was no significant change in income taxes (benefit) for the three months ended March 31, 2013.  Benefit for income taxes represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2013 related to the qualified expenditures we incurred during the nine months ended March  31, 2013.

Net Loss:

Our net loss for the three months ended March 31, 2013 decreased by $648,572 to $2,824,313 from the $3,472,885 net loss for the three months ended March 31, 2012.  This decrease in net loss was primarily the result of increased sales of $473,900 and increase in gross profit of $18,118 and decreases in expenses as described above.

Nine months ended March 31, 2013 compared with the nine months ended March 31, 2012

Revenue:

Our revenues for the nine months ended March 31, 2013 and March 31, 2012 were $6,690,519 and $3,724,069 respectively.  The increase of $2,966,450 was the result of a $4,975,383 increase in commercial product sales offset by a $2,008,933 decrease in engineering and development revenues as compared to the nine months ended March 31, 2012.  The increase in commercial product sales principally consisted of sales of ZBB EnerStore and ZBB EnerSection systems which we began selling in the quarter ended March 31, 2012, and Tier hybrid motor controllers.  Engineering and development revenues for the 2012 period consisted primarily of revenue recognized under the Honam Collaboration agreement which was recognized over the performance period through June 2012.

Costs and Expenses:

Total costs and expenses for the nine months ended March 31, 2013 and March 31, 2012 were $15,208,760 and $11,736,075 respectively.  This increase of $3,472,685 in the nine months ended March 31, 2013 was primarily due to the following factors:

•	a $4,422,739 increase in cost of product sales was due to an increase in commercial product sales;
•	a $891,338 decrease in the cost of engineering and development sales was due to diminished activities related to engineering and development agreements;
•
a $130,700 decrease in advanced engineering and development expenses was due to a shift from engineering contracts to product development, product efficiency improvement and cost reduction activities for the Company’s ZBB EnerStore and ZBB EnerSection products; and

•	a $185,484 increase in selling, general and administrative expenses due primarily to a planned increase in engineering and sales personnel.

Other Expense:

Total Other Expense for the nine months ended March 31, 2013 increased by $611,365 to $828,698 from $217,333 for the nine months ended March 31, 2012 primarily as a result of a $651,555 equity in loss of investee company.

Income Taxes (Benefit):

Benefit for income taxes during the nine months ended March 31, 2013 decreased by $108,591 to $110,866 from $219,457 for the nine months ended March 31, 2012.  Benefit for income taxes represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2013 related to the qualified expenditures we incurred during the nine months ended March 31, 2013.

Net Loss:

Our net loss for the nine months ended March 31, 2012 increased by $911,916 to $8,790,559 from the $7,878,643 net loss for the nine months ended March 31, 2012.  This increase in loss was primarily the result of increases in expenses as described above.  For the nine months ended March 31, 2013 there was a net loss of $445,514 attributable to noncontrolling interest.

Liquidity and Capital Resources

Total paid in capital as of March 31, 2013 was $85,730,979 and $81,093,292 as of June 30, 2012.   We had a cumulative deficit of $77,844, 468 as of March 31, 2013 compared to a cumulative deficit of $69,053,909 as of June 30, 2012.  At March 31, 2013 we had working capital of $1,971,049 compared to June 30, 2012 working capital of $5,727,309.  Our shareholders’ equity as of March 31, 2013 and June 30, 2012 was $6,301,523 and $10,454,462, respectively.

On March 13, 2013 the Company entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company, under which Aspire Capital committed for a two year period to purchase up to $10 million of ZBB Energy common stock based on prevailing market prices over a period preceding each sale, subject to certain terms and conditions.

On March 19, 2013 the Company issued 1,725,490 shares to Aspire Capital in consideration for Aspire Capital’s entry into the Aspire Purchase Agreement and Aspire Capital purchased 2,941,176 shares for $1,000,000 pursuant to the agreement at $0.34 per share.

On March 25, 2013 and March 26, 2013, Aspire Capital purchased a total of 4,963,600 shares pursuant to the Aspire Purchase Agreement at a price per share of $0.30 for a total purchase price of $1,500,000.

Following the end of the quarter ended March 31, 2013; pursuant to the Aspire Purchase Agreement, Aspire Capital purchased 500,000 shares at a per share price of $0.30 for a total purchase price of $151,750 on April 4, 2013; 450,000 shares at a per share price of $0.3331 for a total purchase price of $149,895 on April 12, 2013; and 350,000 shares at a per share price of $0.2919 for a total purchase price of $102,165 on May 3, 2013.

The Company entered into a revolving and term credit agreement of $1,140,000 with a bank on April 12, 2013 to finance accounts receivable and inventory related to one specific foreign customer.  Under the terms of the agreement, the Company can borrow up to 90% of accounts receivable and 75% of inventory, both for one specific foreign customer to finance accounts receivable and inventory related to one specific foreign customer.  The line of credit is guaranteed by the Export-Import Bank of the United States.  The interest rate for outstanding balances is prime rate plus 1.5% with a floor of 4.75%.  The line of credit is secured by substantially all assets of the Company.  Advances under the line of credit are due upon the earlier of payment by the customer or October 12, 2013.

At March 31, 2013, our principal sources of liquidity were our cash and cash equivalents which totaled $2,569,683, accounts receivable of $1,085,993 and the Aspire Purchase Agreement.  Through May 15, 2013 the Company had issued a total of $2,903,810 of shares of common stock under this facility and $7,096,190 remained available.  In accordance with applicable NYSE MKT rules, shareholder approval will be required for the Company to sell in excess of 15,521,706 shares pursuant to the Aspire Purchase Agreement (the “NYSE MKT Cap”).  Through May 3, 2013 the Company had issued a total of 10,930,266 shares pursuant to the Aspire Purchase Agreement subject to certain terms and conditions.  The Company plans to seek shareholder approval to enable it to sell shares in excess of the NYSE MKT Cap at a special meeting of shareholders scheduled to take place on June 28, 2013.

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

The Company believes it has sufficient capital to pursue current operations through the fourth quarter of fiscal year 2013 and will require additional investment capital or other funding to support its current business through fiscal 2014.  The Company is currently exploring various possible financing options that may be available to it, which may include a sale of securities and/or strategic partnership transactions.  The Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.  If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

Operating Activities

Our operating activities used net cash of $8,343,102 for the nine months ended March 31, 2013.  Cash used in operations resulted from a net loss of $9,236,073 reduced by $2,368,770 in non-cash adjustments and increased by $1,475,799 in net changes to working capital.  Non-cash adjustments included $570,604 of stock-based compensation expense, and $1,101,611 of depreciation and amortization expense.  Net changes in working capital were primarily due to an increase in accounts receivable of $605,430, and an increase in inventories of $121,558 offset by a decrease in customer deposits of $174,644 and a decrease in accrued expenses of $417,946.

Investing Activities

Our investing activities used net cash of $166,479 for the nine months ended March 31, 2013, for the purchase of property and equipment and deposits of restricted cash.

Financing Activities

Our financing activities provided net cash of $3,195,271 for the nine months ended March 31, 2013.  Net cash provided by financing activities was comprised primarily of $4,244,689 in proceeds from issuance of common stock less repayments of $877,312 of principal on bank loans and notes payable, and $177,606 in common stock issuance costs.

Off-Balance Sheet Arrangements

None.

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

Changes in Internal Controls

During the period covered by this quarterly report on Form 10-Q, the Company has not made any changes to its internal control over financial reporting (as referred to in Paragraph 4(b) of the Certifications of the Company’s principal executive officer and principal financial officer included as exhibits 31.1 and 31.2 filed with this report) that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ZBB ENERGY CORPORATION

May 15, 2013	By:	/s/ Eric C. Apfelbach
	Name:	Eric C. Apfelbach
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 15, 2013	By:	/s/ Will Hogoboom
	Name:	Will Hogoboom
	Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX
Item 6 Exhibits:

Exhibit No.	Description	Incorporated by Reference to

10.1	Common Stock Purchase Agreement between ZBB Energy Corporation and Aspire Capital Fund, LLC, dated March 13, 2013	Exhibit 10.1 to Current Report on Form 8-K filed on March 15, 2013
10.2	Registration Rights Agreement between ZBB Energy Corporation and Aspire Capital Fund, LLC, dated March 13, 2013	Exhibit 10.2 to Current Report on Form 8-K filed on March 15, 2013
10.3	Second Amendment to Promissory Note between Tier Electronics LLC and TE Holdings Group, LLC, dated January 21, 2013
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files