Form 10-K
period 2013-06-30
ZBB ENERGY CORP
filed 2013-09-27
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2012, which was the last business day of the registrant's most recently completed second fiscal quarter, was $23,853,725.

The number of shares of the registrant’s Common Stock outstanding as of September 30, 2013 was 88,538,801.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2013. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ZBB ENERGY CORPORATION

2013 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Forward-Looking Statements

The following discussion should be read in conjunction with our accompanying Consolidated Financial Statements and Notes thereto included within this Annual Report on Form 10-K.  In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors.  However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the cost and timing of developing our products; our ability to raise the necessary capital to fund our operations; market acceptance of our ZBB EnerStore® and ZBB EnerSection® systems and other new products; our ability to grow rapidly while successfully managing our growth; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs and improve our global supply chain; our ability to demonstrate system reliability for both our ZBB EnerStore and ZBB EnerSection products; our ability to successfully expand our product lines; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to manufacture products on a large-scale commercial basis; our ability to retain our managerial personnel and to attract additional personnel; the successful management of our international operations, including our international joint ventures; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; and other risks and uncertainties discussed under Item 1A—Risk Factors.  Readers should not place undue reliance on our forward-looking statements.  These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance.  Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

Item 1. Business

ZBB Energy Corporation (“ZBB,” “we,” “us,” “our,” or the “Company”) serves the global need for reliable power in off-grid and grid-connected environments by designing and manufacturing innovative energy storage and power control technologies.  ZBB’s wholly owned subsidiary, Tier Electronics, provides specialty power electronics serving various markets that require demanding design and performance criteria, including the hybrid electric vehicle market.

Incorporated in the United States in 1998, the Company focused on advancing proprietary zinc bromide rechargeable electrical energy storage technologies, ultimately leading to the current generation ZBB EnerStore flow battery, utilizing the Company’s zinc bromide chemistry. In 2010, the Company accelerated its strategy to become a leading developer and manufacturer of modular, scalable and environmentally friendly power systems, leveraging its unique power electronics capabilities to provide the market with storage systems to serve a multitude of markets, applications and geographies.  The ZBB EnerSection power and energy control center was the resultant product introduced as the enabling technology to ensure that in off-grid and grid-connected environments, all conventional and renewable generating assets are effectively prioritized and optimized to ensure loads are always served with the most cost effective power and energy. ZBB EnerSystems™, platforms combining energy storage and power electronics capabilities, are presently deployed in markets and applications around the world, ensuring power reliability, independence and security.  Headquartered in Menomonee Falls, Wisconsin, USA, ZBB also has offices in Perth, Western Australia.  In December 2011, the Company contributed cash and certain assets to ZBB PowerSav Holdings Limited, which contributed assets to form Meineng Energy, a joint venture in China.

The Company’s advanced electrical power management platforms target the growing global need for distributed renewable energy, energy efficiency, power quality and grid modernization. The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries, Tier Electronics LLC which operates manufacturing facilities in Menomonee Falls, Wisconsin, ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.), which has an advanced engineering and development facility in Perth, Australia, and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong, which was formed in connection with the Company’s investment in a China joint venture. A former wholly-owned subsidiary, ZBB Technologies, Inc., was merged with and into ZBB on January 1, 2012.

Our Products

These are disruptive times for the power industry, and the industry must adapt to meet the challenges of a grid built on old technology and uneconomic, dispatched generation. With an abundance of renewable energy generation to be realized in various domestic and international locations, problems utilizing power from renewables persist because the grid network cannot effectively utilize the additional and inherently variable generation propensity of the renewables.  The grid today simply isn’t designed to accommodate such influxes and their intrinsic variability.

Our products address the grids limiting capabilities by integrating uncontrolled power flows into economical, clean and reliable power systems, providing proven solutions to modernize and create self-healing grids to mitigate the limitations of grids throughout the world.

Our products are also used throughout the world in remote micro grid applications, often completely off-grid, to leverage benefits from convergent value streams afforded by ZBB technologies’ ability to provide consistent and reliable power to loads in remote areas from multiple, inherently variable renewable and conventional energy sources.

Advanced Energy Storage

ZBB EnerStore flow batteries are modular and scalable, self-contained and front accessible – making them ideal for distributed energy projects whether on or off the grid. The ZBB EnerStore captures multiple value streams including time shifting, firming of renewables, load management and system backup.

ZBB EnerStore zinc-bromide flow batteries provide:

● The lowest cost of ownership over a 20-year design life in bulk energy storage applications

● 5x the energy density of vanadium redox flow battery designs

● A patented, integrated DC bus design requiring no onsite wiring for DC power connections

● A black-start capable system with no external auxiliary power input required

● A modular, redundant and scalable architecture from 50 kWh to Multi MWh from a single point of system connection

● Wide ambient operating temperature range with no external structures or climate controlled enclosures required for outdoor placement

● A system requiring no additional ventilation, fire suppression or spill containment for indoor locations

While ZBB manufactures flow battery technology, we are storage agnostic in our approach to designing systems, utilizing the best price and performance storage technology for the application and operating environment, often times using two or more types of energy storage in a hybrid configuration to optimize power and energy performance characteristics.

Power Electronic Systems

The ZBB EnerSection power and energy control center provides a firm, dispatchable, renewable and back-up power plant for everyday energy management and emergency operations. Its configurable architecture integrates multiple AC and DC power generation sources together with one or many different types of energy storage units combined with any blend of utility grid-tie inverters, stand-alone inverters for off-grid AC power and/or DC outputs to provide DC power.

The ZBB EnerSection power and energy control center is:

● The heart of the ZBB EnerSystem, requiring only a single point of connection to all connected power sources and storage

● A universal, modular design integrating any power input and output with any storage device via discrete power electronic ‘buckets’

● Easily and quickly expanded or modified in the field

● Utilizes inverters that are certified to the UL1741 standard

● Patented with a common DC bus seamlessly hybridizing multiple battery traits —providing a fast response with long discharge bulk storage as needed

● Rated from 25kw to Multi MW

● A system with a wide temperature range of -22°F to 122°F / -30°C to 50°C

●	Available with additional AC and/or DC output ‘buckets’ for continuous, grid independent power supply to critical loads onsite

●
Customizable with an optional ZBB Grid Isolation Disconnect (GID) which automatically provides both normal and backup power supply with controls to isolate power to and from the grid supply, while connecting customer loads with onsite generation and storage during outages, then seamlessly reconnects to the normal grid operation when grid service is restored.

Integrated Power Management Platform and Energy Storage

The ZBB EnerSystem integrated energy management platform combines the power and energy controls of its ZBB EnerSection and advanced energy storage with its ZBB EnerStore battery, or a hybrid of various energy storage technologies, to optimize local, renewable energy resources and other power inputs from any source.

ZBB EnerSystem Integrated Power Management System and Energy Storage

The ZBB EnerSystem:

•	Optimizes and integrates multiple, often intermittent energy sources into power that is manageable, cost-effective, clean, safe and secure
•	Includes the ZBB EnerSection, a hybrid power conversion system and intelligent energy management system
•	Is configurable, modular, flexible and scalable for on-grid, off-grid and/or grid-as-backup (grid conversion)
•	Has an open architecture that integrates multiple, simultaneous renewable energy sources including the grid as an input, with AC and/or DC critical power outputs
•	Combines with energy storage, like the ZBB EnerStore or in a Hybrid Storage configuration that ensures continuous power regardless of momentary ramps up and down in generation supply and load demand
•	Is factory-built and tested as a unique configuration for each customer application.

The ZBB EnerSystem can be configured with a variety of storage technologies to create the optimal solution for a given application. Each unique platform configuration provides an intelligent management system to realize multiple value streams including demand charge avoidance, enabling a higher penetration of renewables, management of DC circuits, avoiding turning loads off due to “Demand Response” and saving money by peak shaving or time shifting to lower rates.

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

Microgrids
In applications where power is inconsistent, unreliable or relies on diesel generators, the ZBB EnerSystem provides a microgrid solution that can function as an autonomous island of power during times of emergency.  With intelligent power management and storage, the ZBB EnerSystem uses a mix of energy sources, reduces dependence on diesel fuel power generation and avoids service interruptions providing grid stability even with increasing amounts of distributed renewable generation.  The benefits of the ZBB EnerSystem in this application include:

• Reduce costly demand charges and peak rates
• Instant back-up power in combination with or in lieu of a diesel gen set
• Use normally ‘stranded assets’ during grid outages
• Modular and configurable architecture that is adaptable and scalable
• Transportable design allows for use in temporary bottlenecks and mobile platform needs.

Commercial Buildings
Commercial building energy use in the United States is extremely high, and with the cost of energy and the risk of energy reliability both rising — large power consumers are positioning themselves to be more energy independent.  Commercial building owners, managers and integrators can reduce costs, integrate renewables with storage and smart grid interface, minimize the use of diesel generators, and improve the reliability, security and efficiency of electric power with a ZBB EnerSystem.  The benefits of the ZBB EnerSystem in this application include:

• Minimize peak loads
• Participate in utility demand response programs without curtailing operations
• Maintain critical systems during power outages or failures
• Dampen the impact of Level 3 EV Fast Charging
• Gain greater efficiency and improve reliability using a DC distribution system
• Participate in Federal and State tax credits and grants.

Remote/Off-Grid
A remote or off-grid microgrid is usually built in areas that are a far distance from any transmission and distribution infrastructure and, therefore, have no connection to the utility grid. Remote microgrids operate in island mode 24/7 and are never connected to the grid.  A ZBB EnerSystem can help provide clean, reliable electricity in remote off-grid environments by reducing or eliminating the use of diesel generators and lead-acid batteries.  The benefits of the ZBB EnerSystem in this application include:

• Greatly reduce the use of generator fuel and challenges of frequent, challenging deliveries
• Minimize generator run-time, improve output efficiencies and reduce maintenance needs
• Optimize intermittent renewable sources
• Reduce complex system design, installation and operational architecture
• Displace bulky and costly lead-acid battery sets
• Lower cost for communication towers and provide remote power.

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

Marketing and Sales

Over the course of the fiscal year, we have focused our sales and marketing organization and evolved the marketing and sales tools to develop new business opportunities that leverage our capabilities in advanced energy storage and power electronics. The team continues to win projects that demonstrate the value of ZBB’s technologies, and we are working to build a project pipeline of commercial applications that are repeatable and scalable. Our sales and marketing team is paving the way for larger bookings targets as the North American market expands renewable energy integration and grid modernization. ZBB is well positioned for growth in our targeted vertical markets and other applications across global markets.

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

We have collaborated with a number of organizations in the transformation of ZBB into a commercial Company. These are some recent significant business highlights:

•
In May 2013, ZBB announced the successful commissioning of a "first-in-world" multi generation source ZBB EnerSystem that provides uninterrupted power to DC voltage lighting loads, rack power to servers and other miscellaneous loads at (VISA's flagship) data center. The ZBB EnerSection provides a completely integrated energy management platform ready to interconnect for the requirements for distributed grid regulation by utility companies

•
In March 2013, ZBB announced the launch of the first renewable energy, generator set and energy storage project sizing application, which is based on the ZBB EnerSystem platform. Powered by HOMER Energy's (Hybrid Optimization of Multiple Energy Resources) world-class optimization analytical engine, the new web-based application is accessible via ZBB Energy's corporate website, and is designed to provide optimized economic power system configurations for remote grid, microgrids, and intermittent grid supply applications by location

•
In January 2013, ZBB announced the receipt of an order for a Grid Independent ZBB EnerSystem™ with its ZBB EnerStore Zinc Bromide flow batteries to provide an integrated Microgrid Energy Management System to the University of Technology Sydney (UTS) to serve as a permanent power source, demonstration unit and learning platform in the newly constructed Broadway Building

•
In January 2013, ZBB announced that they entered into a strategic relationship with BPC Engineering (Moscow, Russia) www.bpcgroup.ru. This relationship introduces ZBB's line of products into the Russian and Commonwealth of Independent States (CIS) markets. BPC Engineering, already established as a major supplier of distributed generation in the Russian and CIS markets, will market, sell and support ZBB products effective immediately. In conjunction with the signing of the strategic relationship with BPC Power Systems, ZBB received the initial purchase order for a complete ZBB EnerSystem consisting of a ZBB EnerStore flow battery and ZBB EnerSection power and control center

•
In December 2012, ZBB announced it signed an agreement to supply its 2,000 kWh ZBB EnerStore System for the luxury eco-resort The Brando project in French Polynesia, designed to be the first LEED™ (Leadership in Energy and Environmental Design) Platinum certified destination resort in the world, as a new construction and in the campus category. The resort's electrical supply will include a mix of renewable energy sources, including an 896 kW array of photovoltaic (PV) panels and generators that use sustainable biofuels made from locally sourced coconut oil

•
In November 2012, ZBB announced a strategic supply agreement to provide controllers for Crosspoint Kinetics' second generation hybrid system. Crosspoint Kinetics' second generation hybrid systems, initially serving the Class 4, 5 and 6 small to medium size bus markets in the United States, are valued for providing significantly greater fuel efficiency and reduced carbon emissions. Many fleets throughout North America presently have these systems operating in their equipment

•
In July 2102, ZBB announced successful commissioning of its ZBB EnerSystem for the Illinois Institute of Technology's "Perfect Power" Micro Grid Project. Funded by IIT and the US Department of Energy ("DOE"), the "Perfect Power" micro grid system at IIT is the first energy distribution system of its kind in the United States

•
In July 2012, ZBB’s China Joint Venture Meineng Energy opened a state-of-the-art factory for manufacturing of advanced energy storage and control products.  The factory is designed to have an annualized nameplate capacity rated at 100MWh of energy storage and control products

Market Opportunities and Challenges

Our highest value opportunities continue to be the vertical markets consisting of industrial and commercial buildings, microgrids and remote grids.  These vertical markets benefit from different value streams depending on the region of the world, but they share the common objectives of looking to simply and cost effectively ensure power quality, integrate renewables, minimize use of intermittent generators and have the opportunity to operate independent of the commercial grid.

Our near-term market growth initiatives are focused on opportunities for repeatable wins serving applications in the vertical markets that comprise our current order backlog, and utilize our Grid Interactive, Grid Independent, and Grid Conversion platforms in domestic and international markets.

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

The micro grid and remote grid vertical markets benefit financially and strategically from ZBB’s capabilities, in that they are often minimizing the use of diesel by prioritizing and optimizing renewables while at the same time lessening dependence on the commercial grid. We have announced a number of projects for micro grid and remote grid applications, many of which are serving the Department of Defense, further establishing ZBB as the new standard for intelligent, integrated power management solutions.  We have additional defense related projects in our pipeline, as well as remote grid applications serving the private commercial building market.  These are grid independent applications that, if not for our capabilities, would often be completely reliant on local generation for their power requirements.

In the grid-tied commercial building market, we recently announced that we commissioned a ZBB EnerSystem at a mid-rise residential apartment building near downtown Honolulu. The system consists of ZBB EnerStore zinc bromide flow battery modules and a ZBB EnerSection directly connected to a photovoltaic (PV) array. The ZBB EnerSystem provides an integrated, scalable, modular, intelligent storage and power solution.

Our international partners in China (Meineng Energy) and South Korea (Lotte) are pursuing and engaging numerous opportunities solving various regional and market specific power issues, with the intent of leveraging those that prove to have the best near term adoption for longer term revenue growth and profitability.

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

Domestically and internationally, we anticipate our technologies serve as utility controlled assets on the grid which will be a significant consideration as utilities search for ways to monetize distributed renewables as they continue to gain parity with the grid.

Longer term vertical market considerations, such as for larger scale utility applications, are of interest, and our technology lends itself to scaling to larger block kWh hour sizes from our current block of 50 kWh units, we can scale for larger utility scale applications and decrease per kWh cost.

In the markets presently served, we are often replacing or offsetting use of commercial diesel generators and “business as usual” practices.  We are storage agnostic, in that the ideal battery for every application and operating environment does not exist.  We have booked projects that utilize other types of energy storage in conjunction with our ZBB EnerSection power and energy control technology, as well as hybridized platforms combining other technologies with our ZBB EnerStore flow battery.  By hybridizing technologies, we can ensure that loads get exactly the power needed for the duration required in a wide range of applications and operating environments.

We have a substantial pipeline of projects serving diverse yet targeted markets and applications, indicating the interest in our technology as the answer to burning diesel fuel and operating with a “business as usual” mindset.

The capabilities resident within ZBB’s wholly owned subsidiary, Tier Electronics, continue to provide opportunities to win custom power electronics business, specifically for applications requiring unique packaging, price and performance characteristics. Tier continues to demonstrate that their ability to move quickly from concept to prototype and subsequent production is of tremendous value in a variety of domestic and international markets, in applications as diverse as hybrid electric vehicles and utility line regulators.

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

Intellectual Property

Our market position, in part, depends on our Intellectual Property (IP) portfolio and our ability to obtain and maintain intellectual property (IP) protection for our products, processes, technology and know-how. In addition, we must operate without infringing on the proprietary rights of others while preventing others from infringing on our proprietary rights. We seek to protect our IP by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and conduct of our business. We also rely on trademarks, trade secrets, know-how and continuing technological innovation to evolve and ensure our proprietary position.

We have been issued international patents in several strategic countries including South Korea, China, Australia, Canada and Mexico and continue to pursue others for the ZBB EnerSection power and energy control technology US patent, issued in August of 2011.  In July 2012 we also filed for US and international patents on enhancements to the ZBB EnerSection.  Additionally, we have filed for multiple patents in the areas of advanced energy storage technology and power electronics and controls as they relate to our ZBB EnerStore battery and ZBB EnerSection power and energy control center, respectively, as well as, other power electronics products.  Beyond the actual patent filings, we are presently in the process of completing disclosures and filings on several other patent filings in both the power electronics and controls and the ZBB EnerStore and ZBB EnerSection technologies. On an ongoing basis we review and evaluate the opportunity to expand our IP portfolio with an established roadmap of IP development as to the best means of protecting additional technologies related to each of the company’s core product areas; power electronics; energy storage; and system integration and control.

In some circumstances we rely on trade secrets to protect our technology, and seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, customers, prospective customers, consultants, advisors and contractors.

We use trademarks on some of our products, and have registered our ZBB EnerStore, ZBB EnerSection, ZBB EnerSystem and ZBB EnerTower™ marks in the United States and internationally.

Advanced Engineering and Development

Our key advanced engineering initiatives are:

•	The advancement of our zinc bromide flow battery technology both internally and in cooperation with strategic partners
•	Development of additional versions and sizes of the ZBB EnerSection and ZBB EnerStore
•	Expansion of the existing ZBB EnerSection plug-and-play module portfolio
•	Advancement of our remote monitoring and control platforms
•
Development of additional power electronics and control technologies dedicated to support of the ZBB EnerSection as well as products designed for the renewable energy, alternative energy and power quality markets

•	Continuous enhancement of the existing product lines.

The goal of these initiatives is to substantially reduce manufacturing costs, improve performance, reduce cost of ownership and expand the capabilities of our products. Our advanced engineering and development expense and cost of engineering and development revenues totaled approximately $5.4 million and $7.2 million in the years ended June 30, 2013 and 2012, respectively. We also had engineering and development revenues of approximately $400,000 and $2.5 million in the years ended June 30, 2013 and 2012, respectively.

Employees

ZBB currently has an aggregate of 69 full time employees, of which 67 are located at our U.S. manufacturing and corporate headquarters in Wisconsin, and two are employed at our Research and Development facility in Australia. Tier Electronics has 9 full time employees at its manufacturing facility in Menomonee Falls, WI.  We expect staffing numbers to increase as our business grows and new production equipment is deployed in accordance with our business expansion plans.

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

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.18 to a high of $6.00 since June 18, 2007, the first day our stock was traded on the NYSE MKT (formerly NYSE Amex).  Many factors could have a significant impact on the future price of our common stock, including:

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

For the three-month period ended June 30, 2013, the daily trading volume for shares of our common stock ranged from 23,200 to 3,104,400 shares traded per day, and the average daily trading volume during such three-month period was 407,258 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

We have incurred losses and anticipate incurring continuing losses.

For the year ended June 30, 2013, we had revenues of $7,723,699. During this period, we had a net loss of $11,878,915 after deducting the net loss attributable to the noncontrolling interest. For the year ended June 30, 2012, we had revenues of $4,805,568. During this period, we had a net loss of $13,710,226. There can be no assurance that we will have income from operations or net income in the future.  As of June 30, 2013 we had an accumulated deficit of $80,932,824. We anticipate that we will continue to incur losses until we can produce and sell a sufficient number of our systems to be profitable. However, we cannot predict when we will operate profitably, if ever. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We need additional financing.

We have incurred losses since inception and expect to continue to incur losses until we are able to significantly grow our revenues.  Accordingly we need additional financing to remain in operation and to maintain and expand our business, and such financing may not be available on favorable terms, if at all.  In the event that we issue any additional equity securities, investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  Further, any such issuance may result in a change in control.

If we are unable to obtain the necessary funds on acceptable terms, we may not be able to:

•	remain in operation;
•	execute our growth plan;
•	take advantage of future opportunities; or
•	respond to customers and competition.

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

We anticipate that a substantial majority of our revenue in fiscal year 2014 will come from new products, including our third generation ZBB EnerStore zinc bromide flow battery and ZBB EnerSection power and energy control center.  If these new products do not meet with market acceptance, our business, financial condition and results of operations will be adversely affected.  A number of factors may affect the market acceptance of our new products, including, among others:

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

To achieve profitability we will need to lower our costs and increase our margins.  A major focus for us for fiscal 2014 is to improve our global supply chain and reduce our costs.  These efforts may fail due to unforeseen factors. Our failure to lower our costs could make our products less competitive and harm our ability to grow our revenues.  Our inability to lower our costs and increase our margins could have a materially adverse effect on our results of operations.

If our products do not perform as planned, we could experience increased costs, lower margins and harm to our reputation.

We anticipate that a substantial majority of our revenue in fiscal year 2014 will come from new products, including our third generation ZBB EnerStore zinc bromide flow battery and ZBB EnerSection power and energy control center.  The failure of these or other products to perform as planned could result in increased costs, lower margins and harm to our reputation which could have a material adverse effect on our business and financial results.

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

If our shareholders’ equity falls below the minimum requirement or we otherwise fail to satisfy all required continued listing requirements, our common stock may be delisted from the NYSE MKT, which would cause our common stock to become less liquid.

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

Wisconsin U.S.A. Properties

The Company’s primary manufacturing and administrative facility is located at N93 W14475 Whittaker Way, Menomonee Falls, Wisconsin.   The Company owns this facility which has approximately 72,000 square feet of space. We believe this facility has manufacturing capacity for up to $45 million of annual product sales.

Tier Electronics LLC leases its facility located in Menomonee Falls, Wisconsin under a lease agreement expiring December 31, 2014.  The current rental is $84,000 per annum and is subject to a CPI adjustment at renewal.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.  The property is approximately 10,400 square feet and is used to house Tier Electronics LLC’s production, assembly and administration headquarters.  We believe this facility has manufacturing capacity for up to $5 million of annual product sales.

Bibra Lake, Western Australia (Leasehold)

In 2001 our Australian subsidiary, moved into new, leased, self-contained research and development facilities in Bibra Lake, Western Australia after previously occupying leased laboratory and workshop facilities. This facility also provides the engineering support for Australian and Southeast Asia sales as well as a marketing base for the Company in this region. The current rental is $102,420 per annum (A$96,807, subject to annual CPI adjustments expiring on October 31, 2016).

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

	High ($)	Low ($)
2013
Fourth Quarter	0.48	0.22
Third Quarter	0.45	0.27
Second Quarter	0.35	0.18
First Quarter	0.41	0.26
2012
Fourth Quarter	0.70	0.34
Third Quarter	0.98	0.60
Second Quarter	0.89	0.51
First Quarter	1.21	0.54
2011
Fourth Quarter	1.32	0.86
Third Quarter	1.59	0.98
Second Quarter	1.20	0.41
First Quarter	0.93	0.43

As of September 30, 2013, the Company had 827 shareholders of record. These shareholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name.”

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the year ended June 30, 2013, pursuant to a services agreement we issued to the subject service provider as partial consideration for services to be rendered to us under the agreement three year warrants to purchase 106,500 shares of our common stock at exercise prices of $0.42 and $1.00 per share.  These warrants and the shares of Common Stock issuable upon exercise of the warrants were issued upon the exemption from the registration provisions of the Securities Act of 1933 provided for by Section 4(2) thereof for transactions not involving a public offering. Use of this exemption is based on the following facts:

•	Neither we nor any person acting on our behalf solicited any offer to buy nor sell securities by any form of general solicitation or advertising.
•	At the time of the purchase, the service provider was an accredited investor, as defined in Rule 501(a) of the Securities Act.
•	The service provider has had access to information regarding the Company and is knowledgeable about us and our business affairs.
•
The warrants were issued with a restrictive legend stating that the warrants and the underlying shares of common stock may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

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

Overview

ZBB Energy Corporation (“We,” “Us,” “Our,” “ZBB” or the “Company”) develops and manufactures modular, scalable and environmentally friendly power systems (ZBB EnerSystem) based upon the Company’s proprietary zinc bromide rechargeable electrical energy storage technology.

We provide advanced electrical power management platforms targeted at the growing global need for distributed renewable energy, energy efficiency, power quality, and grid modernization.  We have developed a portfolio of intelligent power management platforms that directly integrate multiple renewable and conventional onsite generation sources with rechargeable zinc bromide flow batteries and other storage technology. We also offer advanced systems to directly connect wind and solar equipment to the grid and systems that can form various levels of micro-grids.  We have also developed hybrid vehicle control systems and power quality products. These platforms provide a wide range of renewable energy solutions in global markets for utility, governmental, commercial, industrial and residential customers.

On August 30, 2011, we entered into agreements providing for establishment of a joint venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China (the “Joint Venture”).  Joint Venture partners include ZBB PowerSav Holdings Limited, AnHui Xinlong Electrical Co. and Wuhu Huarui Power Transmission & Transformation Engineering Co.

The Joint Venture was established in November 2011 and operates through a jointly owned company located in Wuhu City, Anhui Province named Anhui Meineng Store Energy Co., Ltd. (the “JV Company”).  The JV Company will initially assemble and ultimately manufacture the Company’s products for sale in the power management industry on an exclusive basis in mainland China and on a non-exclusive basis in Hong Kong and Taiwan.

The JV Company has been capitalized with approximately $13.6 million of equity capital, which includes approximately $9.5 million of cash and a contribution of technology from us to the JV Company via a license agreement (the “License Agreement”) valued at approximately $4.1 million by the JV Company.  Our indirect interest in the JV Company equals approximately 33%.

Our investment in the JV Company was made through ZBB PowerSav Holdings Limited, a Hong Kong limited liability company, a holding company formed with PowerSav New Energy Holdings Limited (“Hong Kong Holdco”).  We own 60% of Hong Kong Holdco’s equity interests.  We have the right to appoint a majority of the members of the Board of Directors of Hong Kong Holdco and Hong Kong Holdco has the right to appoint a majority of the members of the Board of Directors of the JV Company.

Pursuant to a management services agreement Hong Kong Holdco will provide certain management services to the JV Company in exchange for a management services fee equal to five percent of the JV Company’s net sales for the first five years and three percent of the JV Company’s net sales for the subsequent three years.

Pursuant to the License Agreement, the Company has granted to the JV Company (1) an exclusive royalty-free license to manufacture and distribute our Version 3 battery Module and ZBB EnerSection POWR PECC (up to 250KW) (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management, in applying our accounting policies, to make estimates and judgments that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to bad debts, inventory valuations, warranty obligations, asset impairments and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America and related disclosures require management to make estimates and assumptions.

Critical Accounting Estimates

Revenue Recognition

Application of the accounting principles related to the measurement and recognition of revenue requires the company to make judgments and estimates. Even for the same product, the company often has to interpret contract terms to determine the appropriate accounting treatments. When services, installation and training etc., are rendered with product sales, the company determines whether the deliverables should be treated as separate units of accounting. When there are multiple transactions with the same customer, significant judgments should be made determines whether separate contracts are considered as part of one arrangement according to the contracts terms and conditions. When the installed equipment is accepted by customer in different periods, the company determines whether the completed project is able to be used by customer, whether the receivable is collectible and whether revenue is recognized by stages.

Revenue recognition is also impacted by various factors, including the credit-worthiness of the customer. Estimates of these factors are evaluated periodically to assess the adequacy of the estimates. If the estimates were changed, revenue would be impacted.

Excess and Obsolete Inventory

We determine the amount of inventory that is excess and obsolete using estimates of future demand for individual components of raw materials and finished goods.
To determine excess and obsolete inventory, we compare listings of existing piece parts and finished goods to future product demand and usage requirements. We record a full valuation allowance for inventory quantities on hand in excess of two years’ expected usage.

We believe our accounting estimate related to excess and obsolete inventory is a critical accounting estimate because it requires us to make assumptions about future sales volumes and product mix, which can be highly uncertain. Changes in these estimates can have a material effect on our financial statements.

Warranty Provision

The Company's products are generally covered by a warranty for 12 months. The company accrues for warranty costs as part of cost of sales based on associated material costs, technical support labor costs, and associated overheads.

If the company experiences an increase in warranty claims compared with the historical experience, or if the cost of servicing warranty claims is greater than expected, the company's gross margin could be adversely affected.

Stock Based Compensation

The Company’s Board of Directors approves grants of stock options to employees to purchase our common stock. Stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant. The accounting estimate related to stock-based compensation is considered a "critical accounting estimate" because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility. Expected option lives are estimated using vesting terms and contractual lives. Expected forfeiture rates and volatility are calculated using historical information. Actual option lives and forfeiture rates may be different from estimates and may result in potential future adjustments which would impact the amount of stock-based compensation expense recorded in a particular period.

Results of Operations

Year ended June 30, 2013 compared with the Year Ended June 30, 2012

Revenue:

Our revenues for the years ended June 30, 2013 and June 30, 2012 were $7,723,699 and $4,805,568, respectively.  The increase of $2,918,131 was the result of a $5,053,104 increase in commercial product sales and a $2,134,973 decrease in engineering and development revenues as compared to the year ended June 30, 2012.  The increase in commercial product sales principally consisted of sales of ZBB EnerStore and ZBB EnerSection systems which we began selling in the quarter ended March 31, 2012 and sales attributable to our hybrid motor controllers.  Engineering and development revenues for fiscal 2013 period consisted primarily of revenue recognized under a joint development and license agreement. Engineering and development revenues for fiscal 2012 consisted primarily of revenue recognized under the Honam Collaboration agreement which was recognized over the performance period through June 2012.

Costs and Expenses:

Total costs and expenses for the years ended June 30, 2013 and June 30, 2012 were $19,322,998 and $17,260,864, respectively.  This increase of $2,062,134 in the year ended June 30, 2013 was primarily due to the following factors:

•	a $4,207,569 increase in costs of product sales was due to a $5 million increase in commercial product sales;
•	a $896,810 decrease in costs of engineering and development sales was due to decreased activities related to engineering and development agreements;
•
a $875,485 decrease in advanced engineering and development expenses was due to a decrease in ZBB EnerStore and ZBB EnerSection product development cost and a transition to commercial production and sales of these products.

Other Expense:

Total Other Expense for the year ended June 30, 2013 decreased by $710,652 to $1,008,247 from $1,718,899 for the year ended June 30, 2012 primarily as a result of a $1,352,785 decrease in interest expense and $582,150 increase in equity in loss of investee company.

Income Taxes (Benefit):

Benefit for income taxes during the year ended June 30, 2013 decreased by $98,351 to $154,904 from $253,255 for the year ended June 30, 2012.  Benefit for income taxes represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ended June 30, 2013 related to the qualified expenditures we incurred during the year ended June 30, 2013.

Net Loss:

Our net loss for the year ended June 30, 2013 decreased by $1,831,311 to $11,878,915 from the $13,710,226 net loss for the year ended June 30, 2012.  This decrease in loss was primarily the result of increases in revenues and decreases in expenses as described above.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts.  Total cumulative paid-in capital as of June 30, 2013 was $86,349,444 and $81,093,292 as of June 30, 2012.   We had a cumulative deficit of $80,932,824 as of June 30, 2013 compared to a cumulative deficit of $69,053,909 as of June 30, 2012.  At June 30, 2013 we had a working capital deficit of $175,857 compared to June 30, 2012 working capital of $5,727,309.  Our shareholders’ equity as of June 30, 2013 and June 30, 2012 was $3,822,202 and $10,454,462, respectively.

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

The Company entered into a revolving and term credit agreement of $1,140,000 with a bank on April 12, 2013 to finance accounts receivable and inventory related to one specific foreign customer.  Under the terms of the agreement, the Company can borrow up to 90% of accounts receivable and 75% of inventory, both for one specific foreign customer to finance accounts receivable and inventory related to one specific foreign customer.  The line of credit is guaranteed by the Export-Import Bank of the United States.  The interest rate for outstanding balances is prime rate plus 1.5% with a floor of 4.75%.  The line of credit is secured by substantially all assets of the Company.  Advances under the line of credit are due upon the earlier of payment by the customer or October 12, 2013. The due date was extended to January 1, 2014 on September 27, 2013. Additional advances are not permitted under the revised agreement.

At June 30, 2013, our principal sources of liquidity were our cash and cash equivalents which totaled $1,156,021, accounts receivable of $446,925 and the Aspire Purchase Agreement. Through June 30, 2013 the Company had issued a total of $2,903,810 of shares of common stock under this facility and $7,096,190 remained available.  In accordance with applicable NYSE MKT rules, shareholder approval will be required for the Company to sell in excess of 15,521,706 shares pursuant to the Aspire Purchase Agreement. Through June 30, 2013 the Company had issued a total of 10,930,266 shares pursuant to the Aspire Purchase Agreement and had the ability to sell up to 4,591,440 additional shares under the Aspire Purchase Agreement. The Company has not made any additional sales to Aspire under the Agreement since June 30, 2013. In light of limitations on the Company’s ability to continue to effectively use the Aspire Purchase Agreement, including NYSE MKT limitations and SEC registration requirements, the Company has no current plans to sell any additional shares under the agreement.

In June 2012 we completed an underwritten public offering of 31,600,000 shares of common stock at a price to the public of $0.38 per share for net proceeds of $10.7 million.  In connection with the offering, the Company granted the underwriter warrants to purchase 2,895,303 shares of common stock at an exercise price of $0.475 per share.  These warrants expire on June 13, 2017.  The estimated fair value of these warrants was $1,024,726, as determined using the Black-Scholes methodology (assuming estimated volatility of 100.86%, risk-free interest rate of 0.71%, expected dividend yield of 0.0%). This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the financing transaction.  During the year ended June 30, 2012 we also sold an additional 11,478,666 shares of common stock in various transactions for net proceeds of $4.8 million.

In July 2012 the underwriter for the Company’s June 2012 underwritten public offering exercised substantially all of its over-allotment option and purchased an additional 4,591,287 shares of the Company's common stock. The net proceeds to the Company from this issuance were $1.6 million after deducting approximately $143,000 in offering expenses.

We believe that cash and cash equivalents on hand at June 30, 2013, plus proceeds from a $3 million preferred equity financing that closed on September 27, 2013, and other potential sources of cash, will be sufficient to fund our current operations through the second quarter of fiscal year 2014 and we will require additional investment capital or other funding to maintain our operations thereafter. Accordingly, the Company is actively exploring various alternatives including strategic partnership transactions that may be available to the Company.  We are currently in active discussions with several parties regarding potential strategic partnership and/or license and development transactions.  However, we have no binding commitments for any transactions at this time and there can be no assurance that we will consummate any transaction. If we are unable to obtain such needed capital, we may not be able to:

•	remain in operation;
•	execute our growth plan;
•	take advantage of future opportunities; or
•	respond to customers and competition.

Operating Activities

Our operating activities used net cash of $10,258,386 for the year ended June 30, 2013.  Cash used in operations resulted from a net loss of $12,452,642 reduced by $3,155,067 in non-cash adjustments and increased by $960,811 in net increases in working capital.  Non-cash adjustments included $785,260 of stock-based compensation expense, and $1,530,473 of depreciation and amortization expense.  Net changes in working capital were primarily due to an increase in customer deposits of $878,953 offset by decreases in accounts payable of $1,328,097 and accrued expenses of $467,475.

Investing Activities

Our investing activities used net cash of $137,601 for the year ended June 30, 2013, used for the purchase of property and equipment.

Financing Activities

Our financing activities provided net cash of $3,730,936 for the year ended June 30, 2013.  Net cash provided by financing activities was comprised principally of $4,648,499 in proceeds from the issuance of common stock, less common stock issuance costs of $177,607.  We had repayments of $1,654,593 of principal on bank loans and notes payable less proceeds of $938,250 from the issuance of notes payable.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2013.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

ZBB ENERGY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
ZBB Energy Corporation
Menomonee Falls, Wisconsin

We have audited the accompanying consolidated balance sheets of ZBB Energy Corporation (the "Company") as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZBB Energy Corporation as of June 30, 2013 and 2012 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 3 to the consolidated financial statements, the Company’s recurring operating losses, operating cash flow deficits, and accumulated deficit of $80,932,824 raise substantial doubt about the Company's ability to continue as a going concern.  In order to sustain continued operations and meet its obligations, the Company is dependent on the availability of future funding and achieving profitability. Management’s plans in regard to these matters are also described in Note 3 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin

September 30, 2013

ZBB ENERGY CORPORATION
Consolidated Balance Sheets

	Year ended June 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,096,621	$7,763,217
Restricted cash on deposit	60,000	60,000
Accounts receivable, net	446,925	480,563
Inventories	2,459,776	2,912,207
Prepaid and other current assets	224,542	187,448
Refundable income tax credit	137,228	185,545
Total current assets	4,425,092	11,588,980
Long-term assets:
Property, plant and equipment, net	5,179,707	5,484,545
Investment in investee company	2,304,122	3,083,889
Intangible assets, net	411,073	1,143,122
Goodwill	803,079	803,079
Total assets	$13,123,073	$22,103,615

Liabilities and Equity
Current liabilities:
Bank loans and notes payable	$885,786	$1,022,826
Accounts payable	570,932	1,899,029
Accrued expenses	785,532	1,289,138
Customer deposits	2,194,262	1,315,309
Accrued compensation and benefits	164,437	335,369
Total current liabilities	4,600,949	5,861,671
Long-term liabilities:
Bank loans and notes payable	2,395,802	2,915,134
Total liabilities	6,996,751	8,776,805

Equity
Series A preferred stock ($0.01 par value, $10,000 face value)
10,000,000 authorized and no shares issued	-	-
Common stock ($0.01 par value); 150,000,000 authorized,
88,538,801 and 72,977,248 shares issued and outstanding as of June 30, 2013 and 2012, respectively	885,389	729,773
Additional paid-in capital	85,464,055	80,363,519
Accumulated deficit	(80,932,824)	(69,053,909)
Accumulated other comprehensive loss	(1,594,418)	(1,584,921)
Total ZBB Energy Corporation Equity	3,822,202	10,454,462
Noncontrolling interest	2,304,120	2,872,348
Total equity	6,126,322	13,326,810
Total liabilities and equity	$13,123,073	$22,103,615

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Consolidated Statements of Operations

	Year ended June 30,
	2013	2012
Revenues
Product sales	$7,305,516	$2,252,412
Engineering and development	418,183	2,553,156
Total Revenues	7,723,699	4,805,568

Costs and Expenses
Cost of product sales	6,275,277	2,067,708
Cost of engineering and development	153,762	1,050,572
Advanced engineering and development	5,266,418	6,141,903
Selling, general, and administrative	6,235,508	6,325,520
Depreciation and amortization	1,392,033	1,675,161
Total Costs and Expenses	19,322,998	17,260,864

Loss from Operations	(11,599,299)	(12,455,296)

Other Income (Expense)
Equity in loss of investee company	(779,768)	(197,618)
Interest income	2,896	13,616
Interest expense	(186,375)	(1,539,160)
Other income (expense)	(45,000)	4,263
Total Other Income (Expense)	(1,008,247)	(1,718,899)

Loss before provision (benefit) for Income Taxes	(12,607,546)	(14,174,195)

Provision (benefit) for Income Taxes	(154,904)	(253,255)
Net loss	(12,452,642)	(13,920,940)
Net loss attributable to noncontrolling interest	573,727	210,714
Net Loss Attributable to ZBB Energy Corporation	$(11,878,915)	$(13,710,226)

Net Loss per share
Basic and diluted	(0.15)	(0.37)

Weighted average shares-basic and diluted	80,410,005	37,156,390

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Consolidated Statements of Comprehensive Loss

	Year ended June 30,
	2013	2012
Net loss	$(12,452,642)	$(13,920,940)
Foreign exchange translation adjustments	(9,497)	(12,169)
Comprehensive loss	(12,462,139)	(13,933,109)
Net loss attributable to noncontrolling interest	573,727	210,714
Comprehensive Loss Attributable to ZBB Energy Corporation	$(11,888,412)	$(13,722,395)

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Changes in Equity

	Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable - Common Stock	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance: July 1, 2011	355.4678	$3,715,470	29,912,415	$299,124	$60,777,286	$(3,707,799)	$(11,136)	$(55,343,683)	$(1,572,752)

Net loss								(13,710,226)		$(210,714)
Net translation adjustment									(12,169)
Warrants issued in connection with convertible debt					423,672
Beneficial conversion on convertible debt					418,585
Issuance of common stock, net of costs and underwriting fees			31,872,169	388,962	14,072,955
Warrants issued to underwriters					1,024,726
Issuance of preferred stock, net of issuance costs	219.6602	2,197,240	11,156,497	41,326	2,053,413	(2,187,330)
Stock-based compensation			50,000	500	1,586,298
Retirement of treasury shares			(13,833)	(139)	(10,997)		11,136
Interest on notes receivable - common stock					529,651	(529,651)
Accretion of dividends on preferred stock		523,379			(523,379)
Redemption of Preferred Stock	(575.1280)	(6,436,089)			11,309	6,424,780
Issuance of subsidiary shares to noncontrolling interest										3,083,062
Balance: June 30, 2012	-	-	72,977,248	729,773	80,363,519	-	-	(69,053,909)	(1,584,921)	2,872,348

Net loss								(11,878,915)		(573,727)
Net translation adjustment									(9,497)
Issuance of common stock, net of costs and underwriting fees			15,561,553	155,616	4,315,276
Stock-based compensation					785,260
Issuance of subsidiary shares to noncontrolling interest										5,500
Balance: June 30, 2013	-	$-	88,538,801	$885,389	$85,464,055	-	-	$(80,932,824)	$(1,594,418)	$2,304,120

See accompanying notes to consolidated financial statements.

ZBB Energy Corporation
Consolidated Statements of Cash Flows

	Year ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(12,452,642)	$(13,920,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	798,424	929,776
Amortization of intangible assets	732,049	745,385
Stock-based compensation	785,260	1,586,798
Equity in loss of investee company	779,768	197,618
Payment of interest with common stock	-	66,500
Amortization of discounts and debt issuance costs on notes payable	14,566	1,069,950
Non-cash expense attributed to accretion of note payable	45,000	-
Changes in assets and liabilities
Accounts receivable	33,638	(308,941)
Inventories	96,445	(1,326,357)
Prepaids and other current assets	(51,660)	(130,986)
Refundable income taxes	48,317	(20,905)
Accounts payable	(1,328,097)	937,808
Accrued compensation and benefits	(170,932)	45,373
Accrued expenses	(467,475)	618,026
Customer deposits	878,953	(213,173)
Net cash used in operating activities	(10,258,386)	(9,724,068)
Cash flows from investing activities
Expenditures for property and equipment	(137,601)	(1,647,450)
Investment in investee company	-	(3,281,507)
Deposits of restricted cash	-	(60,000)
Net cash used in investing activities	(137,601)	(4,988,957)
Cash flows from financing activities
Proceeds from issuance of notes payable	938,250	2,465,000
Repayments of bank loans and notes payable	(1,654,593)	(3,243,184)
Notes payable issuance costs	(29,113)	(227,693)
Proceeds from issuance of Series A preferred stock	-	2,197,240
Proceeds from issuance of common stock	4,648,499	17,138,150
Common stock issuance costs	(177,607)	(1,810,598)
Proceeds from noncontrolling interest	5,500	3,083,062
Net cash provided by financing activities	3,730,936	19,601,977
Effect of exchange rate changes on cash and cash equivalents	(1,545)	(36,330)
Net increase (decrease) in cash and cash equivalents	(6,666,596)	4,852,622
Cash and cash equivalents - beginning of period	7,763,217	2,910,595

Cash and cash equivalents - end of period	$1,096,621	$7,763,217

Cash paid for interest	$173,876	$278,610
Cash received from income tax credit	198,309	223,703

Supplemental non-cash investing and financing activities:
Conversion of debenture notes payable to common stock	$-	$1,184,250
Inventory transferred to assets held for lease	355,986	-
Interest deferred and added to principal balance of note payable	44,084	-
Issuance of common stock for discounted notes receivable	-	2,187,330
Issuance of warrants as consideration for equity issuance costs	-	1,024,726
Redemption of preferred stock with notes receivable - common stock	-	6,436,089

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

ZBB Energy Corporation (“ZBB,” “we,” “us,” “our” or the “Company”) develops and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc bromide rechargeable electrical energy storage technology and proprietary power electronics systems.  A developer and manufacturer of modular, scalable and environmentally friendly power systems (“ZBB EnerSystem” and related products); ZBB was incorporated in Wisconsin in 1998 and is headquartered in Wisconsin, USA with offices also located in Perth, Western Australia.

The Company provides advanced electrical power management platforms targeted at the growing global need for distributed renewable energy, energy efficiency, power quality, and grid modernization.  The Company has developed a portfolio of intelligent power management platforms that directly integrate multiple renewable and conventional onsite generation sources with rechargeable zinc bromide flow batteries and other storage technology. The Company also offers advanced systems to directly connect wind and solar equipment to the grid and systems that can form various levels of micro-grids, hybrid vehicle control systems, and power quality regulation solutions. Together, these platforms provide a wide range of renewable energy system solutions in global markets for utility, governmental, commercial, industrial and residential customers.

The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries: Tier Electronics LLC which operates manufacturing facilities in Menomonee Falls, Wisconsin; ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.) which has an advanced engineering and development facility in Perth, Australia; and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong which was formed in connection with the Company’s investment in a China joint venture. A former wholly-owned subsidiary ZBB Technologies, Inc. was merged with and into ZBB on January 1, 2012, and had no effect on the Company’s consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and it’s wholly and majority-owned subsidiaries and have been prepared in accordance with U.S. GAAP. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company maintains its cash deposits in fully insured accounts at financial institutions predominately in the United States, Australia, and Hong Kong.  The Company has not experienced any losses in such accounts.

Restricted Cash on Deposit

The Company had $60,000 in restricted cash on deposit as of June 30, 2013 and June 30, 2012, respectively, as collateral for certain credit arrangements.

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable are stated net of an allowance for doubtful accounts of $0 and $80,000, as of June 30, 2013 and June 30, 2012.

Inventories

Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company provides inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

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

The Company completed a review of the estimated useful lives of specific assets during the year ended June 30, 2013 and determined that there were no changes in the estimated useful lives of assets. For the year ended June 30, 2012, the Company determined that as a result of changes in the Company’s products and the related production processes, actual lives for certain assets were shorter than the estimated useful lives for depreciation purposes. Therefore, the Company decreased the estimated useful lives of certain equipment.  The effect of this change in estimate increased depreciation expense and net loss for the year ended June 30, 2012 by $319,000, and increased the net loss per share - basic and diluted for the year ended June 30, 2012 by $.01 per share.

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

Intangible Assets

Intangible assets generally result from business acquisitions.  The Company accounted for the acquisition of substantially all of the net assets of Tier Electronics LLC by assigning the purchase price to identifiable tangible and intangible assets and liabilities.  Assets acquired and liabilities assumed were recorded at their estimated fair values.  Intangible assets consist of a non-compete agreement, license agreement, and trade secrets.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other.”  This ASU amended the guidance in ASC Topic 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. If the Company determines, on the basis of qualitative factors, that it is more likely than not that the fair value of the reporting unit is less than the carrying amount, the two-step impairment test is required.  If we cannot determine on the basis of qualitative factors that goodwill is not impaired, or if we choose to bypass the qualitative assessment, the two-step impairment test is required.

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of June 30, 2013 and June 30, 2012.

The ASU does not change how goodwill is calculated or assigned to reporting units, nor does it revise the requirement to test annually for impairment. The ASU is limited to goodwill and does not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. We adopted this ASU as of our 2012 goodwill impairment testing. The ASU did not have any impact on our consolidated financial statements or the resulting impairment testing for the fiscal years ended 2013 and 2012.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were no long-lived assets impaired as of June 30, 2013 and June 30, 2012, respectively (see Note 5).

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

As of June 30, 2013 and June 30, 2012, included in the Company’s accrued expenses were $479,873 and $418,557 respectively, related to warranty obligations.  Such amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The following is a summary of accrued warranty activity:

	Year Ended June 30,
	2013	2012

Beginning balance	$418,557	$413,203
Accruals for warranties during the period	404,096	196,753
Settlements during the period	(95,543)	(126,902)
Adjustments relating to preexisting warranties	(247,237)	(64,497)
Ending balance	$479,873	$418,557

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

Total revenues of $7,723,699 and $4,805,568 were recognized for the years ended June 30, 2013 and June 30, 2012, respectively, and were comprised of four significant customers (20%, 15%, 15% and 13% of total revenues) and two significant customers for 2012 (59% and 17% of total revenues).  The Company had two significant customers with outstanding accounts receivable balances $148,479 and $146,200 (33% and 33% of accounts receivable, net) and one significant customer with an outstanding accounts receivable balance of $146,702 (31% of accounts receivable, net) at June 30, 2013 and June 30, 2012, respectively.

Engineering and Development Revenues

On April 8, 2011, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation (“Honam”), a division of LOTTE Petrochemical, pursuant to which the Company agreed with Honam to collaborate on the further technical development of the Company’s third generation zinc bromide flow battery module (the “Version 3 Battery Module”).  Pursuant to the Collaboration Agreement, Honam was required to pay the Company a total of $3,000,000 as follows:  (1) $1,000,000 within 10 days following the execution of the Collaboration Agreement (subsequently received on April 9, 2011); (2) $500,000 by June 30, 2011 (subsequently received on June 30, 2011); (3) $1,200,000 by October 10, 2011 (subsequently received on October 10, 2011) and (4) $300,000 within 10 days after a single Version 3 Battery Module test station is set up at Honam’s research and development center (subsequently received on March 30, 2012).  The Company had recognized $3,000,000 as revenue as of June 30, 2012 based on performance milestones achieved.  Pursuant to the Collaboration Agreement, the parties were required to negotiate a license agreement under which upon the completion of the collaboration project and the receipt by the Company of all payments due under the Collaboration Agreement, the Company granted to Honam: (1) a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and (2) non-exclusive rights to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.  In connection with such non-exclusive rights, Honam is required to pay us a royalty.

On December 13, 2011, the Company entered into a joint development and license agreement with a global technology company to jointly develop flow batteries. The objective of the joint development agreement is to develop low cost, high energy density grid scale flow battery stacks and systems that could lead to a significant cost reduction for grid level storage.  Under the terms of the joint development agreement, the Company was to receive $175,000 in December 2011 (subsequently received $175,000 in December 2011), payments of $75,000 every three months starting April 2012 through January 2013 (subsequently received $75,000 during April, June, and October of 2012) and $100,000 every three months starting in January 2013 through October 2013 (subsequently received $200,000 as of April 2013).  The global technology company also purchased 933,333 shares of the Company’s common stock in December 2011 for $700,000.  The Company recognizes revenue under this agreement upon achievement of certain performance milestones.  The Company recognized $400,000 and $200,000 of revenue under this agreement in the years ended June 30, 2013 and June 30, 2012, respectively.

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

Included in engineering and development revenues were $400,000 and $2,500,000, respectively, for the years ended June 30, 2013 and June 30, 2012 related to the collaborative agreements.  Engineering and development costs related to the collaboration agreements totaled $153,762 and $1,050,572 for the years ended June 30, 2013 and June 30, 2012.

As of June 30, 2013 and June 30, 2012, the Company had no unbilled amounts from engineering and development contracts in process. The Company had received $45,300 and $129,950 in customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work, as of June 30, 2013 and June 30, 2012, respectively.

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

Stock-Based Compensation

The Company measures all “Share-Based Payments," including grants of stock options, restricted shares and restricted stock units to be recognized in its consolidated statement of operations based on their fair values on the grant date, which is consistent with FASB ASC Topic 718, “Stock Compensation,” guidelines.

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

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” This ASC Topic requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of June 30, 2013 and June 30, 2012.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s U.S. Federal income tax returns for the years ended June 30, 2010 through June 30, 2013 and the Company’s Wisconsin and Australian income tax returns for the years ended June 30, 2010 through June 30, 2013 are subject to examination by taxing authorities.

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

Loss per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the years ended June 30, 2013 and June 30, 2012 there were 16,693,879 and 13,690,030 shares of common stock underlying options, restricted stock units and warrants that are excluded, respectively.

Concentrations of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains significant cash deposits primarily with three financial institutions.  All deposits are fully insured as of June 30, 2013. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit ratings of these institutions as part of its banking strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to accelerated payment terms in current customer contracts and creditworthiness of the current customer base.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of bank loans and notes payable approximate fair value based on their terms which reflect market conditions existing as of June 30, 2013 and June 30, 2012.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In July 2013, the FASB issued ASU 2013-11 – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented. The Company expects no material impact to its financial statements as a result of adopting this provision.

In April 2013, the FASB issued ASU 2013-07 – Presentation of Financial Statements (Topic 205) – Liquidation Basis of Accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its  presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption is not expected to have an impact on the Company’s consolidated financial statements in its present condition.

In March 2013, the FASB issued ASU 2013-05 – Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity. These amendments provide guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a group of assets that is a non-profit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. The amendments are effective for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.  The Company is required to adopt this standard beginning July 1, 2014. The Company does not anticipate these changes to have an impact on its consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04 – Liabilities (Topic 405) – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. These amendments provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. These amendments shall be applied retrospectively to all prior periods presented for those obligations within the scope of this Subtopic that exist at the beginning of an entity’s fiscal year of adoption. Early adoption is permitted. The adoption of these amendments is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02 — Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance in the third quarter of fiscal year 2013. This new guidance did not impact the Company’s presentation, financial position, and results of operations.

In July 2012, the FASB issued ASC update No. 2012-02 - Intangibles-Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment (“ASC 2012-02”). Under the amendments in this update, a company has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If after assessing the qualitative factors, a company determines it does not meet the more-likely-than-not threshold, a company is required to perform the quantitative impairment test by calculating the fair value of an indefinite-lived intangible asset and comparing the fair value with the carrying amount of the asset. The amendments in this update were effective for annual and interim impairment test performed for fiscal years beginning after September 15, 2012 (early adoption permitted). The Company adopted this guidance in the second quarter of fiscal year 2013.  The adoption of this update had no impact on its financial statements. In September 2011, the FASB issued an update to ASC Topic 350, “Intangibles — Goodwill and Other.”  This ASU amended the guidance in ASC Topic 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU did not change how goodwill is calculated or assigned to reporting units, nor did it revise the requirement to test annually for impairment. The ASU was limited to goodwill and did not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. We adopted this ASU as of our 2012 goodwill impairment testing. The adoption of this ASU did not impact our consolidated financial statements

In June 2011, the FASB issued new accounting guidance related to the presentation of comprehensive income (loss) that eliminated the current option to report other comprehensive income (loss) and its components in the statement of changes in equity. We elected to present items of net income (loss) and other comprehensive income (loss) in two consecutive statements. This guidance was adopted and effective for our interim reporting period ended September 30, 2012.

NOTE 2 – CHINA JOINT VENTURE

On August 30, 2011, the Company entered into agreements providing for establishment of a joint venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China (the “Joint Venture”).  Joint venture partners include ZBB PowerSav Holdings Limited (“Holdco”), AnHui Xinlong Electrical Co. and Wuhu Huarui Power Transmission and Transformation Engineering Co.  The Joint Venture was established upon receipt of certain governmental approvals from China which were received in November 2011.

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

•	Limited Liability Company Agreement of ZBB PowerSav Holdings Limited by and between ZBB Cayman Corporation and PowerSav New Energy Holdings Limited (the “Holdco Agreement”).

In connection with the Joint Venture, upon establishment of AHMN, the Company and certain of its subsidiaries entered into the following agreements:

•	Management Services Agreement by and between AHMN and Holdco (the “Management Services Agreement”);
•	License Agreement by and between Holdco and AHMN (the “License Agreement”); and
•	Research and Development Agreement by and between the Company and AHMN (the “Research and Development Agreement”).

Pursuant to the China JV Agreement, AHMN was capitalized with approximately $13.6 million of equity capital.  The Company’s only capital contributions to the Joint Venture were the contribution of technology to AHMN via the License Agreement and $200,000 in cash.  The Company’s indirect interest in AHMN equals approximately 33%.

The Company’s investment in AHMN was made through Holdco.  Pursuant to the Holdco Agreement, the Company contributed to Holdco technology via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest and PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest.  The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011. The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012.  For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s consolidated financial statements as a noncontrolling interest.  For the years ended June 30, 2013 and June 30, 2012, AHMN had a net loss of $2,649,763 and $973,189, respectively.

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

The Company had product sales of $987,621 and $694,662 to AHMN during the years ended June 30, 2013 and June 30, 2012, respectively.

The operating results for AHMN for the year ended June 30, 2013 and the eight month period ended June 30, 2012 are summarized as follows:

	Year Ended	Eight Months Ended
	June 30, 2013	June 30, 2012

Revenues	$-	$-
Gross Profit	-	-
Income (loss) from operations	(2,615,055)	(992,512)
Net Income (loss)	$(2,649,763)	$(973,189)

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $11,878,915 attributable to ZBB Energy Corporation for the year ended June 30, 2013 and as of June 30, 2013 has an accumulated deficit of $80,932,824 and total ZBB Energy Corporation equity of $3,822,202.  The ability of the Company to settle its total liabilities of $6,996,751 and to continue as a going concern is dependent upon obtaining additional financing, closing additional sales orders and achieving profitability.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We believe that cash and cash equivalents on hand at June 30, 2013 plus proceeds from a $3 million preferred equity financing that closed on September 27, 2013 (Note 15), and other potential sources of cash, will be sufficient to fund our current operations through the second quarter of fiscal year 2014 and we will require additional investment capital or other funding to maintain our operations thereafter. Accordingly, the Company is actively exploring various alternatives including strategic partnership transactions that may be available to the Company.  We are currently in active discussions with several parties regarding potential strategic partnership and/or license and development transactions.  If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 4 – INVENTORIES

Inventories are comprised of the following as of June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012
Raw materials	$1,181,557	$2,396,545
Work in progress	1,278,219	515,662
Total	$2,459,776	$2,912,207

NOTE 5 – PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012
Land	$217,000	$217,000
Building and improvements	3,520,872	3,520,872
Manufacturing equipment	3,819,533	4,597,020
Office equipment	403,541	313,928
Assets held for lease	355,986	-
Construction in process	24,300	31,050
Total, at cost	8,341,232	8,679,870
Less, accumulated depreciation	(3,161,525)	(3,195,325)
Property, Plant & Equipment, Net	$5,179,707	$5,484,545

NOTE 6 – INTANGIBLE ASSETS

Intangible assets are comprised of the following as of June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30,2012
Non-compete agreement	$310,888	$310,888
License agreement	288,087	288,087
Trade secrets	1,599,122	1,599,122
Total, at cost	2,198,097	2,198,097
Less, accumulated amortization	(1,787,024)	(1,054,975)
Intangible Assets, Net	$411,073	$1,143,122

Estimated amortization expense for fiscal period ending June 30, 2014 is $411,073.

NOTE 7 – GOODWILL

The Company acquired ZBB Technologies, Inc., a former wholly-owned subsidiary, through a series of transactions in March 1996.  ZBB Technologies Inc. was subsequently merged with and into ZBB Energy Corporation on January 1, 2012.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of June 30, 2013 and June 30, 2012.

NOTE 8 – BANK LOANS AND NOTES PAYABLE

The Company's debt consisted of the following as of June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012
Bank loans and notes payable-current	$885,786	$1,022,826
Bank loans and notes payable-long term	2,395,802	2,915,134
Total	$3,281,588	$3,937,960

Bank loans and notes payable consisted of the following at June 30, 2013 and June 30, 2012:

	June 30, 2013	June 30, 2012

Bank loan payable of principal and interest at a rate equal to prime plus 1.50%, as defined, subject to a floor of 4.75% with any principal due at maturity on January 1, 2014; collateralized by accounts receivable and inventory related to a specific customer contract and no further advances.	$213,750	$-

Note payable to the seller of Tier Electronics LLC payable in annual installments of $450,000 on January 21, 2013 and $495,000 on January 21, 2014. Interest accrues at a rate of 8% and is payable monthly. The promissory note is collateralized by the Company’s membership interest in its wholly-owned subsidiary Tier Electronics LLC. See note (a) below.	495,000	900,000

Note payable to Wisconsin Department of Commerce payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement. See note (b) below.	1,136,195	1,279,367

Bank loan payable in fixed monthly payments of $6,800 of principal and interest at a rate of .25% below prime, as defined, subject to a floor of 5% as of June 30, 2013 and 2012 with any principal due at maturity on June 1, 2018; collateralized by the building and land.	673,339	719,528

Note payable in fixed monthly installments of $6,716 of principal and interest at a rate of 5.5% with any principal due at maturity on May 1, 2028; collateralized by the building and land.	734,227	764,981

Bank loan payable in monthly installments of $21,000 of principal and interest at a rate equal to prime, as defined, subject to a floor of 4.25% with any principal due at maturity on December 1, 2013; collateralized by specific equipment.	29,076	274,084
	$3,281,588	$3,937,960

(a)
If the federal capital gains tax rate exceeds 15% and or the State of Wisconsin capital gains tax rate exceeds 5.425% at any time prior to the payment in full of the unpaid principal balance and accrued interest on the promissory note, then the principal amount of the promissory note shall be retroactively increased by an amount equal to the product of (a) the aggregate amount of federal and state capital gain realized by the Seller or Seller’s sole member, as applicable, in connection with the acquisition, multiplied by (b) the  difference between (i) the combined federal and State of Wisconsin capital  gains tax rate as of the date of calculation, minus (ii) the combined federal and  State of Wisconsin capital gains tax rate of 20.425% as of January 21, 2011.  Any adjustment to the principal amount of the promissory note shall be effected by increasing the amount of the last payment due under the promissory note without affecting the next regularly scheduled payment(s) under the promissory note.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed, effectively raising the top rate for capital gains to 20%.  The Company recorded an additional $45,000 of principal due under this note as other expense, of  $45,000 for the year ended June 30, 2013.

(b)
As of April 2013, the Wisconsin Department of Commerce granted the Company a 12 month deferral of the required installment payments of $22,800.  On March 1, 2014, fifty equal monthly installments of $23,685 will commence through April 1, 2018 with the final installment due on May 1, 2018.

In May 2012, the Company entered into Securities Purchase Agreements with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes (the “Notes”).  The Notes, which were to mature on August 31, 2012, were issued to investors with a principal amount equal to the investor’s subscription amount times 110% and did not bear interest except in the instance of default.  The Notes were convertible into shares of common stock of the Company at an exercise price equal to $0.53, which was the closing price of the common stock on May 1, 2012 (the “Conversion Price”).  In connection with the Notes, the Company entered into a security agreement with the lenders providing for a security interest in all of the assets of the Company and certain subsidiaries of the Company.  In connection with the purchase of Notes, each investor received a five-year warrant to purchase a number of shares of Common Stock equal to 55% times such investor’s investment in the Notes divided by the Conversion Price at an exercise price equal to the Conversion Price.  Certain directors and officers of the Company invested $330,000 in the Notes. The proceeds to the Company were approximately $2,223,307.  The Company recorded financing costs of approximately $227,693 in connection with the issuance of the Notes as interest expense.  As of June 30, 2012 the Notes were either converted into the Company’s stock or paid in full.  Interest expense related to the Notes was $1,366,450 for the year ended June 30, 2012.

Maximum aggregate annual principal payments for fiscal periods subsequent to June 30, 2013 are as follows:

2014	$885,786
2015	351,166
2016	361,085
2017	371,428
2018	358,411
2019 and thereafter	953,712
$3,281,588

NOTE 9 – EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

During the years ended June 30, 2013 and June 30, 2012, the Company’s results of operations include compensation expense for stock options granted and restricted shares vested under its various equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $785,260 and $1,586,798, based on the amortized grant date fair value of options and vesting of restricted shares during the years ended June 30, 2013 and June 30, 2012, respectively.

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

During the year ended June 30, 2013 options to purchase 713,550 shares were granted to employees exercisable at prices from $0.35 to $0.38 and exercisable at various dates through June 2021.  As of June 30, 2013, an additional 5,638,452 shares were available to be issued under the Omnibus Plan.

On January 21, 2011, certain members of management of Tier Electronics LLC were awarded inducement options to purchase a total of 750,000 shares of the Company’s common stock at an exercise price of $1.15.  The options vest as follows: (1) 420,000 vest in three equal annual installments beginning on December 31, 2011 based on achievement of certain performance targets, (2) 330,000 vest in three equal annual installments beginning on the one-year anniversary of the grant date.  As of June 30, 2013, 140,000 of the 420,000 shares had vested and 220,000 of the 330,000 had vested.

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

In November 2011 the Company’s Chief Operating Officer was awarded two inducement option grants covering a total of 500,000 shares with an exercise price of $0.79 per share which was the closing price of the Company’s common stock on the NYSE MKT on the date of his appointment.  100,000 of these options will vest in two equal installments on September 30, 2012 and June 30, 2013 based on the achievement of certain performance targets. As of June 30, 2013, 25,000 of these shares had vested and the remaining 75,000 shares were cancelled.   The remaining 400,000 of these options will vest over three years with the first one-quarter vesting on November 9, 2012 and the remaining three quarters vesting in 24 equal monthly installments beginning in on December 9, 2012 and ending November 9, 2014. As of June 30, 2013,  211,110 of the remaining 400,000 shares had vested.

In aggregate for all plans, at June 30, 2013 the Company had a total of 4,201,413 options outstanding, 5,698,436 RSUs outstanding and 5,638,452 shares available for future grant under the Omnibus Plan.

Information with respect to stock option activity under the employee and director plans is as follows:

	Number of Options	Weighted-Average Exercise Price Per Share
Balance at July 1, 2011	3,322,303	$1.55
Options granted	1,454,500	0.82
Options forfeited	(537,739)	1.91
Balance at June 30, 2012	4,239,064	1.25
Options granted	713,550	0.38
Options forfeited	(1,026,201)	1.01
Balance at June 30, 2013	3,926,413	1.16

The following table summarizes information relating to the stock options outstanding at June 30, 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.34 to $0.50	656,217	7.08	$0.39	75,666	5.79	$0.46
$0.51 to $1.00	1,056,500	6.14	0.78	622,947	5.98	0.77
$1.01 to $1.50	1,913,696	4.91	1.25	1,614,279	4.79	1.26
$3.50 to $3.82	300,000	1.39	3.59	300,000	1.39	3.59
Balance at June 30, 2013	3,926,413	5.34	1.16	2,612,892	4.71	1.39

During the year ended June 30, 2013 options to purchase 713,550 shares were granted to employees  exercisable at prices from $0.35 to $0.38 per share based on various service and performance based vesting terms from July 2012 through June 2016 and exercisable at various dates through June 2021. During the year ended June 30, 2012 options to purchase 1,454,500 shares were granted to employees exercisable at prices from $0.37 to $1.16 per share based on various service and performance based vesting terms from July 2011 through June 2015 and exercisable at various dates through June 2020.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the years ended June 30, 2013 and 2012 using the Black-Scholes option-pricing model:

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

A summary of the status of unvested employee stock options as of June 30, 2013 and June 30, 2012 and changes during the years ended is presented below:

	Number of Options	Weighted-Average Grant Date Fair Value Per Share
Balance at July 1, 2011	1,742,168	$1.07
Granted	1,454,500	0.82
Vested	(722,837)	1.08
Forfeited	(226,334)	0.72
Balance at June 30, 2012	2,247,497	0.94
Granted	713,550	0.38
Vested	(791,858)	0.95
Forfeited	(855,668)	0.84
Balance at June 30, 2013	1,313,521	0.69

Total fair value of options granted in the years ended June 30, 2013 and June 30, 2012 was $167,282 and $709,713, respectively.  At June 30, 2013, there was $139,220 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next three years.

The Company compensates its directors with restricted stock units (“RSUs”) and cash.  On November 9, 2011, 548,051 RSUs were granted to the Company’s directors in payment of directors fees through November 2012 under the Omnibus Plan.  As of November 2012, all 548,051 shares had vested.  On November 7, 2012, an additional 1,100,000 shares were granted to the Company’s directors in payment of directors fees through November 2013 under the 2012 Director Equity Plan.  As of June 30, 2013, 825,003 of the shares had vested and there were $286,998 in directors’ fees expense settled with RSUs for the year ended June 30, 2013.

On May 6, 2011, the Company’s President and CEO was awarded 200,000 RSUs that vested ratably over a three year period.  On March 23, 2012, the Company’s Compensation Committee of the Company’s Board of Directors awarded 500,000 RSUs to the Company’s President and CEO which vested based on the satisfaction of certain performance targets for the six-month period ending September 30, 2012.  As of September 30, 2012, 450,000 shares had vested and the remaining shares were cancelled.

In January of 2013, the Company issued 40,000 shares related to RSUs issued as compensation for services to a consultant in November of 2010.

On May 1, 2013, the Company’s Board of Directors awarded 1,000,000 shares, each, to the Company’s President and CEO and Chief Operating Officer which will vest on the satisfaction of certain performance targets for the five-month period ending September 30, 2013.

As of June 30, 2013 there were 2,566,664 unvested RSUs outstanding which will vest through January 15, 2016 and $801,334 in unrecognized compensation cost related to unvested RSUs which are expected to be recognized through January 15, 2016.  Shares of common stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

The table below summarizes the status of restricted stock unit balances:

	Number of Restricted Stock Units	Weighted-Average Valuation Price Per Unit
Balance at July 1, 2011	1,400,385	$0.70
RSUs granted	1,048,051	0.74
RSUs forfeited	-	-
Balance at June 30, 2012	2,448,436	0.72
RSUs granted	4,850,000	0.26
RSUs forfeited	(1,600,000)	0.26
Shares issued	(40,000)	0.34
Balance at June 30, 2013	5,658,436	0.46

NOTE 10 – WARRANTS

At June 30, 2013, the following warrants to purchase the Company’s common stock were outstanding and exercisable:

•	75,000 warrants as partial payment for services exercisable at $0.42 per share which expire in July 2015.

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

•
50,000 warrants acquired by Empire Financial Group, Ltd. as part of the underwriting compensation in connection with our United States public offering which were exercisable at $7.20 per share expired during June 2012.

•	48,950 warrants issued and outstanding to Strategic Growth International in connection with capital raising activities in 2007, with an exercise price of $7.20 per share expired during June 2012.

•	120,023 warrants acquired by Empire Financial Group, Ltd. in 2006 exercisable at $3.23 per share expired during September 2011.

During the year ended June 30, 2012, 4,132,553 warrants were exercised in connection with the Socius agreement (see Note 11).

For the year ended June 30, 2013, the Company recognized approximately $15,000 of expense related to warrants.

The table below summarizes warrant balances:

	Number of Warrants	Weighted-Average Exercise Price Per Share
Balance at July 1, 2011	1,886,031	$1.73
Warrants granted	9,614,875	0.60
Warrants expired	(365,823)	4.54
Warrants exercised	(4,132,553)	0.72
Balance at June 30, 2012	7,002,530	0.63
Warrants granted	106,500	0.59
Warrants expired	-	-
Warrants exercised	-	-
Balance at June 30, 2013	7,109,030	0.63

NOTE 11 – EQUITY

On March 13, 2013, the Company entered into a common stock purchase agreement (the “Aspire Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company, under which Aspire Capital committed over a two year period to purchase up to $10 million of ZBB Energy common stock based on prevailing market prices over a period preceding each sale, subject to certain terms and conditions.

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

Through June 30, 2013 the Company had issued a total of $2,903,190 of shares of common stock under this facility and $7,096,190 remained available.  In accordance with applicable NYSE MKT rules, shareholder approval will be required for the Company to sell in excess of 15,521,706 shares pursuant to the Aspire Purchase Agreement.  Through June 30, 2013 the Company had issued a total of 10,930,266 shares pursuant to the Aspire Purchase and had the ability to sell up to 4,591,440 additional shares under the Aspire Purchase Agreement.  In light of limitations on the Company’s ability to continue to effectively use the Aspire Purchase Agreement, including certain volume limitations and because to sell any additional shares under the agreement the SEC’s equity line rules require the Company to file a registration statement covering shares issuable under the agreement, the Company has no current plans to sell any additional shares under the agreement.

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

In connection with the May 2012 Note transaction described in Note 9, on May 7, 2012 the Company sent a notice to Socius to terminate the Socius Agreement.

In June 2012, we entered into a redemption agreement with Socius pursuant to which we acquired and redeemed all the shares of Series A Preferred Stock issued to Socius under the Socius Agreement (the “Shares”) in exchange for the cancellation of the secured promissory notes issued by Socius to us under the Socius Agreement.  Following completion of the June 2012 redemption and the retirement and cancellation of the Shares, no shares of Series A Preferred Stock remain outstanding.  On July 3, 2012, we cancelled the Series A preferred stock.

NOTE 12 – COMMITMENTS

Leasing Activities

The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expires October 31, 2016.  The rental rate was $75,596 per annum (A$72,431) and was subject to an annual CPI adjustment. Rent expense was $102,420 and $93,755 for the years ended June 30, 2013 and June 30, 2012, respectively.  The Company renewed the lease on its Australian research and development facility through October 2016 at a rental rate of $95,855 per annum (A$95,000) subject to an annual CPI adjustment.  The Company also leases a building from an officer of its subsidiary, Tier Electronics LLC, who is also a shareholder and director, under a lease agreement expiring December 31, 2014.  The current year rental is $84,000 per annum and is subject to a CPI adjustment at renewal.  The rent expense for the years ended June 30, 2013 and June 30, 2012 was $84,000.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.

The future payments required under the terms of the leases for fiscal periods subsequent to June 30, 2013 are as follows:

2014	$176,867
2015	134,867
2016	30,956
$342,690

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

NOTE 13 – RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $138,254 and $91,963 for the years ended June 30, 2013 and June 30, 2012, respectively.

NOTE 14 – INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Year ended June 30,
	2013	2012
Current	$(154,904)	$(253,255)
Deferred	-	-
Provision (benefit) for income taxes	$(154,904)	$(253,255)

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of June 30, 2013 and June 30, 2012.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Year ended June 30,
	2013	2012
Income tax benefit computed at the U.S. federal statutory rate	-34%	-34%
Australia research and development credit	-1	-2
Change in valuation allowance	34	34
Total	-1%	-2%

Significant components of the Company’s net deferred income tax assets as of June 30, 2013 and June 30, 2012 were as follows:

	Year ended June 30,
	2013	2012
Federal net operating loss carryforwards	$19,777,894	$17,063,374
Federal - other	2,273,021	1,578,175
Wisconsin net operating loss carryforwards	2,482,692	2,080,223
Australia net operating loss carryforwards	1,398,139	1,291,699
Deferred income tax asset valuation allowance	(25,931,746)	(22,013,471)
Net deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $58 million as of June 30, 2013, that expire at various dates between June 30, 2016 and 2033.  The Company also has $1,495,693 in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization.  The Company has U.S. federal research and development tax credit carryforwards of approximately $87,000 as of June 30, 2013 that expire at various dates through June 30, 2033.  As of June 30, 2013, the Company has approximately $48 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2014 and 2028.  As of June 30, 2013, the Company also has approximately $4.7 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	Year ended June 30,
	2013	2012
Beginning balance	$208,593	$219,500
Effect of foreign currency translation	(15,496)	(10,907)
Ending balance	$193,097	$208,593

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

NOTE 15 – SUBSEQUENT EVENTS

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of a total of 3,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”).  Certain Directors of the Company purchased 500 shares.

Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%.  The Preferred Stock is convertible into a total of 15,789,474 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.19, which was the closing price of the Common Stock on September 25, 2013 (the “Conversion Price”).  Upon any liquidation, dissolution or winding-up of the Corporation, holders of Preferred Stock shall be entitled to receive out of the assets of the Corporation an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.

In connection with the purchase of the Preferred Stock, investors received warrants to purchase a total of 15,789,474 shares of Common Stock at an exercise price of $0.19. The warrants are exercisable at any time on or prior to September 27, 2016.  In addition, the Company issued a total of 407,895 Warrants to certain placement agents in connection with the transaction.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On September 26, 2013, the Board of Directors (the “Board”) of the Company set December 20, 2013 as the date for the Company's 2013 annual meeting of shareholders (the “Annual Meeting”). The Board also approved October 25, 2013 as the record date for determining shareholders of record entitled to vote at the Annual Meeting. Because the date of the Annual Meeting has been changed by more than 30 calendar days from the anniversary of the Company's 2012 annual meeting of shareholders, in accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company has set a new deadline for the receipt of any shareholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act (“Rule 14a-8”) for inclusion in the Company's proxy materials relating to the Annual Meeting. In order for a proposal under Rule 14a-8 to be timely, it must be received by the Company at its principal offices and directed to the attention of the Company's Secretary by the close of business on October 11, 2013, which the Company has determined to be reasonable. Such proposals must also comply with the Company's Amended and Restated Bylaws (the “Bylaws”) and the rules of the Securities and Exchange Commission regarding the inclusion of shareholder proposals in proxy materials, and any such proposal may be omitted if not in compliance with applicable requirements.

Shareholders wishing to nominate a director at the Annual Meeting must provide timely notice thereof to the Company in order for such nomination to be considered at the Annual Meeting.  In accordance with Section 2.04.7 of our Bylaws, to be timely, such nomination must have been received by the Company at its principal offices by no earlier than June 10, 2013 and no later than August 9, 2013.  Shareholders wishing to make another proposal at the Annual Meeting—other than one that will be included in our proxy statement—were required under Section 2.04.6 of our Bylaws to notify us by no later than August 9, 2013.  Such nominations and proposals must also satisfy the other requirements for shareholder nominations and proposals set forth in our Bylaws.

All shareholder nominations and proposals must be submitted to Mr. Will Hogoboom, Secretary, ZBB Energy Corporation, N93 W14475 Whittaker Way, Menomonee Falls, Wisconsin 53051. To avoid disputes as to the date of receipt, it is suggested that any shareholder proposal be submitted by certified mail, return receipt requested.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2013 annual meeting of shareholders to be held on December 20, 2013 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2013 annual meeting of shareholders to be held on December 20, 2013 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2013 annual meeting of shareholders to be held on December 20, 2013 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2013 annual meeting of shareholders to be held on December 20, 2013 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2013 annual meeting of shareholders to be held on December 20, 2013 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following financial statements are included in Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2013 and 2012
Consolidated Statements of Operations for the Years ended June 30, 2013 and 2012
Consolidated Statements of Comprehensive Loss for the Years ended June 30, 2013 and 2012
Consolidated Statements of Changes in Equity for the Years ended June 30, 2013 and 2012
Consolidated Statements of Cash Flows for the Years ended June 30, 2013 and 2012
Notes to Consolidated Financial Statements

Financial Statement Schedules

Financial statement schedules have been omitted because they either are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Exhibits

The Exhibit Index immediately preceding the exhibits required to be filed with this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on September 30, 2013, thereunto duly authorized.

ZBB ENERGY CORPORATION
/s/ Eric C. Apfelbach
Eric C. Apfelbach
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Position	Date
/s/ Eric C. Apfelbach	Chief Executive Officer	September 30, 2013
Eric C. Apfelbach	(Principal Executive Officer) and Director

/s/ William C. Hogoboom	Chief Financial Officer	September 30, 2013
William C. Hogoboom	(Principal Financial Officer and Principal Accounting Officer)

/s/ Charles W. Stankiewicz	Director and Chief Operating Officer	September 30, 2013
Charles W. Stankiewicz

/s/ Paul F. Koeppe	Chairman and Director	September 30, 2013
Paul F. Koeppe

/s/ Richard A. Abdoo	Director	September 30, 2013
Richard A. Abdoo

/s/ Manfred E. Birnbaum	Director	September 30, 2013
Manfred E. Birnbaum

/s/ James H. Ozanne	Director	September 30, 2013
James H. Ozanne

/s/ Richard A. Payne	Director	September 30, 2013
Richard A. Payne

/s/ Jeffrey A. Reichard	Director	September 30, 2013
Jeffrey A. Reichard

Exhibit Index

Exhibit No.	Description	Incorporated by Reference to
3.1	Articles of Incorporation of ZBB Energy Corporation, as amended	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on October 27, 2006
3.2	Amendment to Articles of Incorporation of ZBB Energy Corporation	Incorporated by reference to Appendix B attached to the Company’s Definitive Proxy Statement filed on September 24, 2010
3.3	Certificate of Cancellation of Series A Preferred Stock	Incorporated by reference to the Company’s Report on Form 8-K filed on July 3, 2012
3.4	Amended and Restated By-laws of ZBB Energy Corporation (as of November 4, 2009)	Incorporated by reference to the Company’s definitive proxy statement filed on September 25, 2009
4.1	Form of Stock Certificate	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form SB-2 filed on April 13, 2007
4.2	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on August 14, 2009
4.3	Form of Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on March 9, 2010
4.4	Form of Debenture	Incorporated by reference to the Company’s Report on Form 8-K filed on August 31, 2010
4.5	Form of Underwriter Warrant	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 10, 2012
4.6	Form of Warrant	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 2, 2012
10.1*	2002 Stock Option Plan of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 16, 2008
10.2*	2005 Employee Stock Option Scheme of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on October 27, 2006
10.3*	2007 Equity Incentive Plan of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 16, 2008
10.4*	Director Nonstatutory Stock Option Agreement by and between the Company and Paul F. Koeppe dated as of November 2, 2009	Incorporated by reference to the Company’s Report on Form 8-K filed on November 4, 2009

Exhibit No.	Description	Incorporated by Reference to
10.5*	Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009
10.6*	Nonstatutory Stock Option Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach (performance-based)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009
10.7*	Nonstatutory Stock Option Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach (time-based)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009
10.8*	2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to Appendix A attached to the Company’s Definitive Proxy Statement filed on September 24, 2010
10.9	Amendment No. 1 to 2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to Appendix A attached to the Company’s Definitive Proxy Statement filed on September 25, 2012
10.10*	2010 Omnibus Long-Term Incentive Plan Form Stock Option Award Agreement	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on January 31, 2010
10.11*	2010 Omnibus Long-Term Incentive Plan Form Restricted Stock Unit Award Agreement	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on January 31, 2010
10.12*	Independent contractor agreement dated December 1, 2010 between ZBB Energy Corporation and Will Hogoboom	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 6, 2010
10.13	Form of Stock Purchase Agreement, dated December 29, 1010	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 6, 2010
10.14	Asset Purchase Agreement by and among ZBB Energy Corporation, DCDC Acquisition Company LLC, Tier Electronics LLC and Jeffrey Reichard dated January 21, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 24, 2011
10.15
Registration Rights Agreement between ZBB Energy Corporation and Tier Electronics LLC dated January 21, 2011Asset Purchase Agreement by and among ZBB Energy Corporation, DCDC Acquisition Company LLC, Tier Electronics LLC and Jeffrey Reichard dated January 21, 2011

Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 24, 2011Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 24, 2011

10.16*	Employment Agreement between ZBB Energy Corporation and Jeffrey Reichard dated January 21, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 24, 2011
10.17*	Form of Nonstatutory Option Agreements issued on January 21, 2011 to Jeff Reichard, Joanne Reichard and Nathan Jobe	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 24, 2011

Exhibit No.	Description	Incorporated by Reference to
10.18	$1,350,000 Non-negotiable Promissory Note issued on January 21, 2011 to Tier Electronics LLC	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 24, 2011
10.19	Form of Securities Purchase Agreement, dated June 13, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 14, 2011
10.20	Collaboration Agreement between ZBB Energy Corporation and Honam Petrochemical Corporation dated April 8, 20111	Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011
10.21	Form of Stock Purchase Agreement, dated June 14, 2011	Incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1 filed on February 16, 2012
10.22	Placement Agency Agreement between ZBB Energy Corporation and MDB Capital Group, LLC, dated June 8, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 14, 2011
10.23	Joint Venture Agreement of Anhui Meineng Store Energy Co., Ltd. by and between ZBB PowerSav Holdings Limited and Anhui Xinrui Investment Co., Ltd, dated August 30, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.24	Limited Liability Company Agreement of ZBB PowerSav Holdings Limited by and between ZBB Cayman Corporation and PowerSav, Inc., dated August 30, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.25
Anhui Meineng Store Energy Co., Ltd. Supplemental Agreement to the Joint Venture Agreement by and between ZBB PowerSav Holdings Limited and Anhui Xinlong Investment Management Co., Ltd, dated November 15, 2011
Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011
10.26	License Agreement by and between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store Energy Co., Ltd., dated November 11, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011
10.27	Management Services Agreement by and between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store Energy Co., Ltd., dated November 11, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011
10.28*	Offer letter between ZBB Energy Corporation and Charles Stankiewicz dated November 3, 2011	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011
10.29	Form of Nonstatutory Option Agreements issued on November 9, 2011 to Charles Stankiewicz	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011
10.30	Form of Stock Purchase Agreement, dated December 13, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 15, 2011

Exhibit No.	Description	Incorporated by Reference to
10.31	Form of Stock Purchase Agreement, dated December 14, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 15, 2011
10.32	Placement Agency Agreement between ZBB Energy Corporation and MDB Capital Group, LLC, dated December 14, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 15, 2011
10.33	Form of Registration Rights Agreement, dated December 13, 2011	Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011
10.34	Form of Stock Purchase Agreement, dated February 1, 2012	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2012
10.35	Form of Stock Purchase Agreement, dated January 31, 2012	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2012
10.36	Placement Agency Agreement between ZBB Energy Corporation and MDB Capital Group, LLC, dated February 1, 2012	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 2, 2012
10.37*	Offer letter between ZBB Energy Corporation and Kevin Dennis dated February 3, 2010	Incorporated by reference to Exhibit 10.48 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012
10.38*	Addendum to Employment Agreement between ZBB Energy Corporation and Kevin Dennis dated August 29, 2011	Incorporated by reference to Exhibit 10.49 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012
10.39*	Offer letter between ZBB Energy Corporation and Daniel Nordloh dated April 29, 2010	Incorporated by reference to Exhibit 10.50 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012
10.40*	First Amendment to Letter Agreement between ZBB Energy Corporation and Daniel Nordloh dated April 28, 2011	Incorporated by reference to Exhibit 10.51 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012
10.41*	Second Amendment to Letter Agreement between ZBB Energy Corporation and Daniel Nordloh dated March 23, 2012	Incorporated by reference to Exhibit 10.52 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012
10.42	Form of Underwriting Agreement between ZBB Energy Corporation and MDB Capital Group, LLC dated June 19, 2012	Incorporated by reference to Exhibit 1 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012

Exhibit No.	Description	Incorporated by Reference to
10.43	Form of Securities Purchase Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2012
10.44	Form of Securities Purchase Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2012
10.45	Form of Security Agreement	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 2, 2012
10.46*	ZBB Energy Corporation Director Compensation Policy dated November 7, 2012	Incorporated by reference to the Company’s Quarterly Report on Form 8-K filed on November 9, 2012
10.47	Common Stock Purchase Agreement between ZBB Energy Corporation and Aspire Capital Fund, LLC, dated March 13, 2013	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2013
10.48	Registration Rights Agreement between ZBB Energy Corporation and Aspire Capital Fund, LLC, dated March 13, 2013	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2013
10.49	Second Amendment to Promissory Note between Tier Electronics LLC and TE Holdings Group, LLC, dated January 21, 2013	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013
21	Subsidiaries of ZBB Energy Corporation
23	Consent of Baker Tilly Virchow Krause, LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files

* Management Contract or Compensatory Plan or Arrangement.