Form 10-K/A
period 2013-06-30
ZBB ENERGY CORP
filed 2013-09-30
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

ZBB Energy Corporation is filing this Amendment No. 1 to the Annual Report on Form 10-K filed September 27, 2013 (the “original filing”) solely to make a correction to the fifth paragraph of Note 11  to the Financial Statements contained in the original filing and to file Exhibit No. 101 - Interactive Data Files.  Except as set forth above there are no changes to the original filing.

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

Through June 30, 2013 the Company had issued a total of $2,903,890 of shares of common stock under this facility and $7,096,190 remained available.  In accordance with applicable NYSE MKT rules, shareholder approval will be required for the Company to sell in excess of 15,521,706 shares pursuant to the Aspire Purchase Agreement.  Through June 30, 2013 the Company had issued a total of 10,930,266 shares pursuant to the Aspire Purchase and had the ability to sell up to 4,591,440 additional shares under the Aspire Purchase Agreement. The Company has not made any additional sales to Aspire under the Agreement since June 30, 2013. In light of limitations on the Company's ability to continue to effectively use the Aspire Purchase Agreement, including NYSE MKT limitations and SEC registration requirements, the Company has no current plans to sell any additional shares under the agreement.

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