Form 10-Q
period 2013-09-30
ZBB ENERGY CORP
filed 2013-11-14
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 14, 2013
Common Stock, $.01 par value per share	17,707,760

ZBB Energy Corporation

Form 10-Q

(*) All of the financial statements contained in this Quarterly Report are unaudited with the exception of the financial information at June 30, 2013, which has been derived from our audited financial statements at that date and should be read in conjunction therewith. Our audited financial statements as of June 30, 2013 and for the year then ended, and the notes thereto, can be found in our Annual Report on Form 10-K/A, which was filed with the Securities and Exchange Commission on September 30, 2013.

ZBB ENERGY CORPORATION
Condensed Consolidated Balance Sheets

	September 30, 2013
	(Unaudited)	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$3,079,290	$1,096,621
Restricted cash on deposit	60,000	60,000
Accounts receivable, net	497,925	446,925
Inventories	2,169,746	2,459,776
Prepaid expenses and other current assets	96,387	224,542
Refundable income tax credit	157,780	137,228
Total current assets	6,061,129	4,425,092
Long-term assets:
Property, plant and equipment, net	5,045,767	5,179,707
Investment in investee company	2,186,228	2,304,122
Intangible assets, net	226,551	411,073
Goodwill	803,079	803,079
Total assets	$14,322,753	$13,123,073

Liabilities and Equity
Current liabilities:
Bank loans and notes payable	$923,545	$885,786
Accounts payable	1,059,861	570,932
Accrued expenses	835,445	785,532
Customer deposits	2,348,418	2,194,262
Accrued compensation and benefits	241,686	164,437
Total current liabilities	5,408,955	4,600,949
Long-term liabilities:
Bank loans and notes payable	2,309,161	2,395,802
Total liabilities	7,718,116	6,996,751

Equity
Series B redeemable convertible preferred stock ($0.01 par value, $1,000 face value)
10,000,000 authorized, 3,000 and 0 shares issued and outstanding, preference in liquidation of $6,002,499 as of September 30, 2013	30	-
Common stock ($0.01 par value); 150,000,000 authorized, 17,707,760 shares issued
and outstanding as of September 30, 2013 and June 30, 2013	885,389	885,389
Additional paid-in capital	88,657,979	85,464,055
Accumulated deficit	(83,529,615)	(80,932,824)
Accumulated other comprehensive loss	(1,595,373)	(1,594,418)
Total ZBB Energy Corporation Equity	4,418,410	3,822,202
Noncontrolling interest	2,186,228	2,304,120
Total equity	6,604,638	6,126,322
Total liabilities and equity	$14,322,753	$13,123,073

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Operations

	Three months ended September 30,
	2013	2012
Revenues
Product sales	$1,069,122	$1,605,138
Engineering and development	-	218,183
Total Revenues	1,069,122	1,823,321

Costs and Expenses
Cost of product sales	597,401	1,492,392
Cost of engineering and development	-	45,065
Advanced engineering and development	1,209,837	1,159,739
Selling, general, and administrative	1,485,491	1,681,552
Depreciation and amortization	342,580	340,632
Total Costs and Expenses	3,635,309	4,719,380

Loss from Operations	(2,566,187)	(2,896,059)

Other Income (Expense)
Equity in loss of investee company	(117,892)	(76,481)
Interest income	509	389
Interest expense	(51,738)	(47,563)
Other income (expense)	896	-
Total Other Income (Expense)	(168,226)	(123,655)

Loss before provision (benefit) for Income Taxes	(2,734,412)	(3,019,714)

Provision (benefit) for Income Taxes	(19,729)	-
Net loss	(2,714,683)	(3,019,714)
Net loss attributable to noncontrolling interest	117,892	136,924
Net Loss Attributable to ZBB Energy Corporation	(2,596,791)	(2,882,790)
Preferred Stock Dividend	(2,499)	-
Net Loss Attributable to Common Shareholders	$(2,599,290)	$(2,882,790)

Net Loss per share
Basic and diluted	$(0.15)	$(0.19)

Weighted average shares-basic and diluted	17,707,760	15,463,802

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Loss

	Three months ended September 30,
	2013	2012
Net loss	$(2,714,683)	$(3,019,714)
Foreign exchange translation adjustments	(955)	241
Comprehensive loss	(2,715,639)	(3,019,473)
Net loss attributable to noncontrolling interest	117,892	136,924
Comprehensive Loss Attributable to ZBB Energy Corporation	$(2,597,747)	$(2,882,549)

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Changes in Equity

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest

	Shares	Amount	Shares	Amount

Balance: July 1, 2012	-	-	14,595,450	$729,773	$80,363,519	$(69,053,909)	$(1,584,921)	$2,872,348

Net loss						(11,878,915)		(573,727)
Net translation adjustment							(9,497)
Issuance of common stock, net of costs and underwriting fees			3,112,311	155,616	4,315,276
Stock-based compensation					785,260
Issuance of subsidiary shares to noncontrolling interest								5,500
Balance: June 30, 2013	-	-	17,707,760	885,389	85,464,055	(80,932,824)	(1,594,418)	2,304,120

Net loss						(2,596,791)		(117,892)
Net translation adjustment							(955)
Stock-based compensation					284,080
Issuance of preferred stock, net of costs and underwriting fees	3,000	30			2,395,595
Issuance of warrants					498,793
Issuance of warrants to underwriter					15,455
Balance: September 30, 2013	3,000	$30	17,707,760	$885,389	$88,657,979	$(83,529,615)	$(1,595,373)	$2,186,228

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Cash Flows

	Three months ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(2,714,683)	$(3,019,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	158,057	156,128
Amortization of intangible assets	184,523	184,504
Stock-based compensation	284,080	236,150
Equity in loss of investee company	117,892	76,481
Amortization of discounts and debt issuance costs on notes payable	14,566	-
Changes in assets and liabilities
Accounts receivable	(51,000)	(709,159)
Inventories	290,030	(919,521)
Prepaids and other current assets	113,589	(156,195)
Refundable income taxes	(20,553)	(7,098)
Accounts payable	488,930	18,761
Accrued compensation and benefits	77,249	(64,270)
Accrued expenses	92,642	20,465
Customer deposits	154,156	(400,126)
Net cash used in operating activities	(810,523)	(4,583,594)
Cash flows from investing activities
Expenditures for property and equipment	(24,117)	(87,691)
Net cash used in investing activities	(24,117)	(87,691)
Cash flows from financing activities
Repayments of bank loans and notes payable	(92,967)	(141,153)
Proceeds from issuance of preferred stock and warrants	3,000,000
Preferred stock issuance costs	(90,127)
Proceeds from issuance of common stock	-	1,744,688
Common stock issuance costs	-	(143,009)
Proceeds from noncontrolling interest	-	1,500
Net cash provided by financing activities	2,816,906	1,462,026
Effect of exchange rate changes on cash and cash equivalents	402	23,056
Net increase (decrease) in cash and cash equivalents	1,982,669	(3,186,203)
Cash and cash equivalents - beginning of period	1,096,621	7,823,217

Cash and cash equivalents - end of period	$3,079,290	$4,637,014

Cash paid for interest	$56,202	$46,753

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
September 30, 2013

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

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three month period ended September 30, 2013 are not necessarily indicative of the results that might be expected for the year ending June 30, 2014.

The condensed consolidated balance sheet at June 30, 2013 has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by US GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K/A for the fiscal year ended June 30, 2013.

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

Restricted Cash on Deposit

The Company had $60,000 in restricted cash on deposit as of September 30, 2013 and June 30, 2013, as collateral for certain credit arrangements.

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable include no allowance for doubtful accounts as of September 30, 2013 and June 30, 2013 as management has concluded all outstanding balances are expected to be collected in full.

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

The Company completed a review of the estimated useful lives of specific assets during the quarter ended September 30, 2013 and determined that there were no changes in the estimated useful lives of assets.

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

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of September 30, 2013 and June 30, 2013.

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

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were no long-lived assets impaired as of September 30, 2013 and June 30, 2013 (see Notes 5 and 6).

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

As of September 30, 2013 and June 30, 2013, included in the Company’s accrued expenses were $513,200 and $479,873 respectively, related to warranty obligations.  Such amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The following is a summary of accrued warranty activity:

	Three Months and Year Ended
	September 30, 2013	June 30, 2013

Beginning balance	$479,873	$418,557
Accruals for warranties during the period	50,722	404,096
Settlements during the period	(16,457)	(95,543)
Adjustments relating to preexisting warranties	(938)	(247,237)
Ending balance	$513,200	$479,873

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

Total revenues of $1,069,122 and $1,823,321 were recognized for the three months ended September 30, 2013 and 2012, respectively, and were comprised of one significant customer (82% of total revenues) and four significant customers for 2012 (83% of total revenues).

Engineering and Development Revenues

On December 13, 2011, the Company entered into a joint development and license agreement with a global technology company to jointly develop flow batteries. The objective of the joint development agreement is to develop low cost, high energy density grid scale flow battery stacks and systems that could lead to a significant cost reduction for grid level storage.  Under the terms of the joint development agreement, the Company was to receive $175,000 in December 2011 (subsequently received $175,000 in December 2011), payments of $75,000 every three months starting April 2012 through January 2013 (subsequently received $75,000 during April, June, and October of 2012) and $100,000 every three months starting in January 2013 through October 2013 (subsequently received $300,000 as of July 2013).  The global technology company also purchased 186,667 shares of the Company’s common stock in December 2011 for $700,000.  The Company recognizes revenue under this agreement upon achievement of certain performance milestones.  The Company recognized $0 and $200,000 of revenue under this agreement in the three months ended September 30, 2013 and September 30, 2012, respectively.

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

Included in engineering and development revenues were $0 and $218,183 respectively, for the three months ended September 30, 2013 and 2012 related to the collaborative agreements.  Engineering and development costs related to the collaboration agreements totaled $0 and $45,065 for the three months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013 and June 30, 2013, the Company had no unbilled amounts from engineering and development contracts in process. The Company had received $125,663 and $45,300 in customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work, as of September 30, 2013 and June 30, 2013, respectively.

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

The Company only recognizes expense in its statements of operations for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards. See Note 9.

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” This ASC Topic requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of September 30, 2013 and June 30, 2013.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s U.S. Federal and Australian income tax returns for the years ended June 30, 2010 through June 30, 2013 and the Company’s Wisconsin income tax returns for the years ended June 30, 2009 through June 30, 2013 are subject to examination by taxing authorities.

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

Loss per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the three months ended September 30, 2013 and 2012 there were 9,738,542 and 2,841,083 shares of common stock underlying convertible preferred stock, options, restricted stock units and warrants that are excluded, respectively.

Concentrations of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains significant cash deposits primarily with three financial institutions.  All deposits are fully insured as of September 30, 2013. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit ratings of these institutions as part of its banking strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to accelerated payment terms in current customer contracts and creditworthiness of the current customer base.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of bank loans and notes payable approximate fair value based on their terms which reflect market conditions existing as of September 30, 2013 and June 30, 2013.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include those related to:

•	the timing of revenue recognition;
•	the allowance for doubtful accounts;
•	provisions for excess and obsolete inventory;
•	the lives and recoverability of property, plant and equipment and other long-lived assets, including goodwill and other intangible assets;
•	contract costs and reserves;
•	warranty obligations;
•	income tax valuation allowances;
•	stock-based compensation; and
•	valuation of warrants.

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

In July 2013, the FASB issued ASU 2013-11 – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward. To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets. ASU 2013-11 is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented.  The Company expects no material impact to its financial statements as a result of adopting this pronouncement.

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

In September 2011, the FASB issued an update to ASC Topic 350, Intangibles — Goodwill and Other.  This ASU amended the guidance in ASC Topic 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU did not change how goodwill is calculated or assigned to reporting units, nor did it revise the requirement to test annually for impairment. The ASU was limited to goodwill and did not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. We adopted this ASU as of our 2012 goodwill impairment testing. The adoption of this ASU did not impact our consolidated financial statements.

In July 2012, the FASB issued ASC update No. 2012-02 - Intangibles — Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment (“ASC 2012-02”). Under the amendments in this update, a company has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If after assessing the qualitative factors, a company determines it does not meet the more-likely-than-not threshold, a company is required to perform the quantitative impairment test by calculating the fair value of an indefinite-lived intangible asset and comparing the fair value with the carrying amount of the asset. The amendments in this update were effective for annual and interim impairment test performed for fiscal years beginning after September 15, 2012 (early adoption permitted). The Company adopted this guidance in the second quarter of fiscal year 2013.  The adoption of this update had no impact on its financial statements.

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

The Company’s investment in AHMN was made through Holdco.  Pursuant to the Holdco Agreement, the Company contributed to Holdco technology via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest and PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest.  The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011. The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012.  For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s consolidated financial statements as a noncontrolling interest.  For the years ended September 30, 2013 and September 30, 2012, AHMN had a net loss of $544,487 and $632,385, respectively.

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

The Company had product sales of $44,478 and $703,438 to AHMN during the three months ended September 30, 2013 and 2012, respectively.

The operating results for AHMN for the three months ended September 30, 2013 and 2012 are summarized as follows:

	Three months ended September 30,
	2013	2012

Revenues	$41,845	$-
Gross Profit (loss)	(28,987)	-
Income (loss) from operations	(583,595)	(650,444)
Net Income (loss)	(544,487)	(632,385)

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $2,596,791 attributable to ZBB Energy Corporation for the three months ended September 30, 2013 and as of September 30, 2013 has an accumulated deficit of $83,529,615 and total ZBB Energy Corporation equity of $4,418,410.  The ability of the Company to settle its total liabilities of $7,718,116 and to continue as a going concern is dependent upon obtaining additional financing, closing additional sales orders and achieving profitability.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We believe that cash and cash equivalents on hand at September 30, 2013 and other potential sources of cash, will be sufficient to fund our current operations through the second quarter of fiscal year 2014 and we will require additional investment capital or other funding to maintain our operations thereafter. Accordingly, the Company is actively exploring various alternatives including strategic partnership transactions that may be available to the Company.  We are currently in active discussions with several parties regarding potential strategic partnership and/or license and development transactions.  If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 4 – INVENTORIES

Inventories are comprised of the following as of September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Raw materials	$889,593	$1,181,557
Work in progress	1,280,153	1,278,219
Total	$2,169,746	$2,459,776

NOTE 5– PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Land	$217,000	$217,000
Building and improvements	3,520,872	3,520,872
Manufacturing equipment	3,681,527	3,819,533
Office equipment	403,591	403,541
Assets held for lease	355,986	355,986
Construction in process	-	24,300
Total, at cost	8,178,976	8,341,232
Less, accumulated depreciation	(3,133,210)	(3,161,525)
Property, Plant & Equipment, Net	$5,045,767	$5,179,707

NOTE 6– INTANGIBLE ASSETS

Intangible assets are comprised of the following as of September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30,2013
Non-compete agreement	$310,888	$310,888
License agreement	288,087	288,087
Trade secrets	1,599,122	1,599,122
Total, at cost	2,198,097	2,198,097
Less, accumulated amortization	(1,971,546)	(1,787,024)
Intangible Assets, Net	$226,551	$411,073

Estimated amortization expense for the fiscal period ending June 30, 2014 is $411,073.

NOTE 7 – GOODWILL

The Company acquired ZBB Technologies, Inc., a former wholly-owned subsidiary, through a series of transactions in March 1996.  ZBB Technologies Inc. was subsequently merged with and into ZBB Energy Corporation on January 1, 2012.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of September 30, 2013 and June 30, 2013.

NOTE 8 – BANK LOANS AND NOTES PAYABLE

The Company's debt consisted of the following as of September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013
Bank loans and notes payable-current	$923,545	$885,786
Bank loans and notes payable-long term	2,309,161	2,395,802
Total	$3,232,705	$3,281,588

Bank loans and notes payable consisted of the following at September 30, 2013 and June 30, 2013:

	September 30, 2013	June 30, 2013

Bank loan payable of principal and interest at a rate equal to prime plus 1.50%, as defined, subject to a floor of 4.75% with any principal due at maturity on January 1, 2014; collateralized by accounts receivable and inventory related to a specific customer contract.	$213,750	$213,750

Note payable to the seller of Tier Electronics LLC payable in annual installments of $450,000 on January 21, 2013 and $495,000 on January 21, 2014. Interest accrues at a rate of 8% and is payable monthly. The promissory note is collateralized by the Company’s membership interest in its wholly-owned subsidiary Tier Electronics LLC. See note (a) below.	495,000	495,000

Note payable to Wisconsin Department of Commerce payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement. See note (b) below.	1,136,196	1,136,195

Bank loan payable in fixed monthly payments of $6,800 of principal and interest at a rate of .25% below prime, as defined, subject to a floor of 5% as of June 30, 2013 and 2012 with any principal due at maturity on June 1, 2018; collateralized by the building and land.	661,492	673,339

Note payable in fixed monthly installments of $6,716 of principal and interest at a rate of 5.5% with any principal due at maturity on May 1, 2028; collateralized by the building and land.	726,268	734,227

Bank loan payable in monthly installments of $21,000 of principal and interest at a rate equal to prime, as defined, subject to a floor of 4.25%; paid in full during fiscal 2014.	-	29,076
	$3,232,705	$3,281,588

(a)
If the federal capital gains tax rate exceeds 15% and or the State of Wisconsin capital gains tax rate exceeds 5.425% at any time prior to the payment in full of the unpaid principal balance and accrued interest on the promissory note, then the principal amount of the promissory note shall be retroactively increased by an amount equal to the product of (a) the aggregate amount of federal and state capital gain realized by the Seller or Seller’s sole member, as applicable, in connection with the acquisition, multiplied by (b) the  difference between (i) the combined federal and State of Wisconsin capital gains tax rate as of the date of calculation, minus (ii) the combined federal and State of Wisconsin capital gains tax rate of 20.425% as of January 21, 2011.  Any adjustment to the principal amount of the promissory note shall be effected by increasing the amount of the last payment due under the promissory note without affecting the next regularly scheduled payment(s) under the promissory note.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed, effectively raising the top rate for capital gains to 20%.  The Company recorded an additional $45,000 of principal due under this note as other expense for the year ended June 30, 2013.

(b)
As of April 2013, the Wisconsin Department of Commerce granted the Company a 12 month deferral of the required installment payments of $22,800.  On March 1, 2014, fifty equal monthly installments of $23,685 will commence through April 1, 2018 with the final installment due on May 1, 2018.

Maximum aggregate annual principal payments for fiscal periods subsequent to September 30, 2013 are as follows:

2014 (nine months)	$836,711
2015	351,156
2016	361,075
2017	371,418
2018	358,400
2019 and thereafter	953,946
$3,232,705

NOTE 9 – EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

During the three months ended September 30, 2013 and 2012, the Company’s results of operations include compensation expense for stock options granted and restricted shares vested under its various equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $284,080 and $236,150, based on the amortized grant date fair value of options and vesting of restricted shares during the three months ended September 30, 2013 and 2012, respectively.

At the annual meeting of shareholders held on November 7, 2012 the Company’s shareholders approved an amendment of the 2010 Omnibus Long-Term Incentive Plan (“Omnibus Plan”) which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the Omnibus Plan by 900,000 shares and the creation of the 2012 Non-employee Director Equity Compensation Plan (“2012 Director Equity Plan”), under which the Company may issue up to 700,000 restricted stock unit awards and other equity awards to our non-employee directors pursuant to the Company’s director compensation policy.

During the three months ended September 30, 2013 options to purchase 200 shares were granted to employees exercisable at a price of $1.90 and exercisable at various dates through September 2021.  As of September 30, 2013, an additional 902,327 shares were available to be issued under the Omnibus Plan.

On January 21, 2011, certain members of management of Tier Electronics LLC were awarded inducement options to purchase a total of 150,000 shares of the Company’s common stock at an exercise price of $5.75.  The options vest as follows: (1) 84,000 vest in three equal annual installments beginning on December 31, 2011 based on achievement of certain performance targets, (2) 66,000 vest in three equal annual installments beginning on the one-year anniversary of the grant date.  As of September 30, 2013, of the 84,000 shares 28,000 shares had vested and 28,000 shares were cancelled and of the 66,000 shares 44,000 shares had vested.

In January 2010 the Company’s new President and CEO was awarded two inducement option grants covering a total of 100,000 shares with an exercise price of $6.65 per share.  20,000 of these options vested in two equal installments on June 30, 2010 and December 31, 2010, based on the satisfaction of certain performance targets for each of the six-month periods then ended.   The remaining 80,000 of these options vested over three years with the first one-third vesting on January 7, 2011 and the remaining two-thirds vested in 24 equal monthly installments beginning on January 31, 2011 and ending on December 31, 2012.

In November 2011 the Company’s Chief Operating Officer was awarded two inducement option grants covering a total of 100,000 shares with an exercise price of $3.95 per share.  20,000 of these options provided for vesting in two equal installments on September 30, 2012 and June 30, 2013 based on the achievement of certain performance targets. As of September 30, 2013, 5,000 of these shares had vested and the remaining 15,000 shares were cancelled.   The remaining 80,000 of these options will vest over three years with the first one-quarter vesting on November 9, 2012 and the remaining three quarters vesting in 24 equal monthly installments beginning on December 9, 2012 and ending November 9, 2014. As of September 30, 2013, 48,889 of the remaining 80,000 shares had vested.

In aggregate for all plans, at September 30, 2013 the Company had a total of 780,050 options outstanding, 1,131,687 RSUs outstanding and 902,327 shares available for future grant under the Omnibus Plan.

Information with respect to stock option activity under the employee and director plans is as follows:

	Number of Options	Weighted Average Exercise Price Per Share
Balance at July 1, 2012	847,813	$6.25
Options granted	142,710	1.90
Options forfeited	(205,240)	5.05
Balance at June 30, 2013	785,283	5.78
Options granted	200	1.90
Options forfeited	(5,433)	3.46
Balance at September 30, 2013	780,050	$5.79

The following table summarizes information relating to the stock options outstanding at September 30, 2013:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$1.70 to $2.50	128,810	6.79	$1.94	50,670	6.58	$2.00
$2.51 to $5.00	210,367	5.88	3.88	135,889	5.74	3.88
$5.01 to $7.50	380,873	4.66	6.24	322,456	4.54	6.31
$7.51 to $17.95	60,000	1.14	17.95	60,000	1.14	17.95
Balance at September 30, 2013	780,050	5.07	5.79	569,015	4.65	6.57

During the three months ended September 30, 2013 options to purchase 200 shares were granted to employees exercisable at $1.90 per share based on service based vesting terms from July 2013 through September 2016 and exercisable at various dates through September 2021. During the three months ended September 30, 2012 options to purchase 128,010 shares were granted to employees exercisable at prices from $1.75 to $1.90 per share based on various service and performance based vesting terms from July 2012 through September 2015 and exercisable at various dates through September 2020.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2013 and 2012 using the Black-Scholes option-pricing model:

	Three months ended September 30,
	2013	2012
Expected life of option (years)	4	4
Risk-free interest rate	0.95 - 1.20%	0.46 - 0.54%
Assumed volatility	94 - 95%	104%
Expected dividend rate	0%	0%
Expected forfeiture rate	5.55 - 5.62%	4.19 - 6.66%

Time-vested and performance-based stock awards, including stock options, restricted stock and restricted stock units, are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

A summary of the status of unvested employee stock options as of September 30, 2013 and June 30, 2013 and changes during the three months and year then ended is presented below:

	Number of Options	Weighted Average Grant Date Fair Value Per Share
Balance at July 1, 2012	449,499	$4.70
Granted	142,710	1.90
Vested	(158,372)	4.75
Forfeited	(171,134)	4.20
Balance at June 30, 2013	262,704	3.45
Granted	200	1.90
Vested	(48,836)	2.50
Forfeited	(3,033)	2.06
Balance at September 30, 2013	211,035	$3.68

Total fair value of options granted in the three months ended September 30, 2013 and 2012 was $124 and $151,642, respectively.  At September 30, 2013, there was $95,530 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next three years.

The Company compensates its directors with restricted stock units (“RSUs”) and cash.  On November 9, 2011, 109,610 RSUs were granted to the Company’s directors in payment of directors fees through November 2012 under the Omnibus Plan.  As of November 2012, all 109,610 shares had vested.  On November 7, 2012, an additional 220,000 shares were granted to the Company’s directors in payment of directors fees through November 2013 under the 2012 Director Equity Plan.  As of September 30, 2013, 220,000 of the shares had vested and there were $60,500 in directors’ fees expense settled with RSUs for the three months ended September 30, 2013.

On May 6, 2011, the Company’s President and CEO was awarded 40,000 RSUs that vested ratably over a three year period.  On March 23, 2012, the Company’s President and CEO was awarded 100,000 RSUs which vested based on the satisfaction of certain performance targets for the six-month period ending September 30, 2012.  As of September 30, 2012, 90,000 shares had vested and the remaining shares were cancelled.

In January of 2013, the Company issued 8,000 shares related to RSUs issued as compensation for services to a consultant in November of 2010.

On May 1, 2013, the Company’s President and CEO and Chief Operating Officer were awarded 200,000 RSUs each which will vest on the satisfaction of certain performance targets for the eight-month period ending December 31, 2013.

As of September 30, 2013 there were 458,334 unvested RSUs outstanding which will vest through January 15, 2016 and $740,834 in unrecognized compensation cost related to unvested RSUs which are expected to be recognized through January 15, 2016.  Shares of common stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

The table below summarizes the status of restricted stock unit balances:

	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at July 1, 2012	489,687	$3.60
RSUs granted	970,000	1.30
RSUs forfeited	(320,000)	1.30
Shares issued	(8,000)	1.70
Balance at June 30, 2013	1,131,687	2.27
RSUs granted	5,000	1.00
RSUs forfeited	-	-
Shares issued	-	-
Balance at September 30, 2013	1,136,687	$2.27

NOTE 10 - WARRANTS

At September 30, 2013, the following warrants to purchase the Company’s common stock were outstanding and exercisable:

•
81,579 warrants in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $3 million of preferred stock as described in Note 11 on September 27, 2013 exercisable at $0.95 per share and which expire in September 2016.

•
3,157,895 warrants in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $3 million of preferred stock described in Note 11 on September 27, 2013 exercisable at $0.95 per share and which expire in September 2016.

•	15,000 warrants as partial payment for services exercisable at $2.10 per share which expire in July 2015.

•
579,061 warrants in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $12 million of common stock as described in Note 11 on June 19, 2012 exercisable at $2.375 per share and which expire in June 2017.

•
511,604 warrants in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes as described in Note 8 on May 1, 2012 exercisable at $2.65 per share and which expire in May 2017.

•	12,100 warrants as partial payment for services exercisable at $5.00 per share which expire March 2015 through July 2015.

•
8,000 warrants to an equipment supplier in January 2011 exercisable at $2.80 per share and which expire in January 2014.  The fair value of the warrants was $11,834 and was included in the cost of the equipment.

•	224,375 warrants acquired by certain purchasers of Company shares in March 2010 exercisable at $5.20 per share and which expire in September 2015.

•	71,667 warrants acquired by certain purchasers of Company shares in August 2009 exercisable at $6.65 per share and which expire in August 2015.

For the three months ended September 30, 2013, the Company recognized approximately $458 of expense related to warrants.

The table below summarizes warrant balances:

	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at July 1, 2012	1,400,506	3.15
Warrants granted	21,300	2.95
Warrants expired	-	-
Warrants exercised	-	-
Balance at June 30, 2013	1,421,806	$3.15
Warrants granted	3,239,474	0.95
Warrants expired	-	-
Warrants exercised	-	-
Balance at September 30, 2013	4,661,280	$1.62

NOTE 11 – EQUITY

On September 26, 2013 the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”).  Certain Directors of the Company purchased 500 shares.

Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%.  At September 30, 2013 the Preferred Stock was convertible into a total of 3,160,525 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Corporation, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon. At September 30, 2013 the liquidation preference of the Preferred Stock was $6,002,499. In connection with the purchase of the Preferred Stock, investors received warrants to purchase a total of 3,157,895 shares of Common Stock at an exercise price of $0.95.  The warrants are exercisable at any time prior to September 27, 2016.  In addition, the Company issued a total of 81,579 warrants to a placement agent in connection with the transaction.  These warrants expire on September 27, 2016. The net proceeds to the Company, after deducting $90,127 of offering costs, were $2,909,873.

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

On March 19, 2013 the Company issued 345,098 shares to Aspire Capital in consideration for Aspire Capital’s entry into the Aspire Purchase Agreement and Aspire Capital purchased 588,235 shares for $1,000,000 pursuant to the agreement at $1.70 per share.

On March 25, 2013 and March 26, 2013, Aspire Capital purchased a total of 992,720 shares pursuant to the Aspire Purchase Agreement at a price per share of $1.50 for a total purchase price of $1,500,000.

Aspire Capital purchased 100,000 shares at a per share price of $1.5175 for a total purchase price of $151,750 on April 4, 2013; 90,000 shares at a per share price of $1.6655 for a total purchase price of $149,895 on April 12, 2013; and 70,000 shares at a per share price of $1.4595 for a total purchase price of $102,165 on May 3, 2013.

Through September 30, 2013 the Company had issued a total of $2,903,190 of shares of common stock under this facility and $7,096,190 remained available.  In accordance with applicable NYSE MKT rules, shareholder approval would have been required for the Company to sell in excess of 3,104,341 shares pursuant to the Aspire Purchase Agreement.  Through September 30, 2013 the Company had issued a total of 2,186,053 shares pursuant to the Aspire Purchase and had the ability to sell up to 918,288 additional shares under the Aspire Purchase Agreement.  The Company has not made any additional sales to Aspire under the Agreement since June 30, 2013.  In light of limitations on the Company’s ability to continue to effectively use the Aspire Purchase Agreement, including NYSE MKT limitations and SEC registration requirements the Company has no current plans to sell any additional shares under the agreement.

On June 19, 2012 the Company issued 6,320,000 shares of its common stock at a price to the public of $1.90 per share. The net proceeds to ZBB from this offering were approximately $10.7 million after deducting approximately $1.3 million in underwriting discounts and other offering expenses.   In connection with the offering, the Company granted the underwriter warrants to purchase 579,061 shares of common stock at an exercise price of $2.375 per share.  These warrants expire on June 13, 2017.  The estimated fair value of these warrants was $1,024,726, as determined using the Black-Scholes methodology (assuming estimated volatility of 100.86%, risk-free interest rate of 0.71%, expected dividend yield of 0.0%). This amount was recorded as both an increase to additional paid in capital and as a non-cash issuance cost of the financing transaction.

On July 5, 2012 the underwriter for the Company’s June 2012 underwritten public offering exercised substantially all of its over-allotment option and purchased an additional 918,257 shares of the Company's common stock. The net proceeds to the Company from this issuance were $1,600,000 after deducting approximately $143,000 in offering expenses.

On January 31, 2012 and February 1, 2012, the Company entered into Stock Purchase Agreements with certain investors including certain members of the Company’s Board of Directors and management providing for the issuance of a total of 886,321 shares of the Company’s common stock for an aggregate purchase price of $3,165,000 at a weighted average price per share of $3.55.  The net proceeds to the Company, after deducting $308,049 of offering costs, were $2,856,954.

NOTE 12 – COMMITMENTS

Leasing Activities

The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expires October 31, 2016.  The rental rate was $75,596 per annum (A$72,431) and was subject to an annual CPI adjustment. Rent expense was $22,945 and $25,409 for the three months ended September 30, 2013 and 2012, respectively.  The Company renewed the lease on its Australian research and development facility through October 2016 at a rental rate of $95,855 per annum (A$95,000) subject to an annual CPI adjustment.  The Company also leases a building from an officer of its subsidiary, Tier Electronics LLC, who is also a shareholder and director, under a lease agreement expiring December 31, 2014.  The current year rental is $84,000 per annum and is subject to a CPI adjustment at renewal.  The rent expense for the three months ended September 30, 2013 and 2012 was $21,000.  The Company is required to pay real estate taxes and other occupancy costs related to the facility.

The future payments required under the terms of the leases for fiscal periods subsequent to September 30, 2013 are as follows:

2014 (nine months)	$156,215
2015	135,215
2016	31,072
$322,503

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

NOTE 13 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $32,326 and $30,453 for the three months ended September 30, 2013 and 2012, respectively.

NOTE 14— INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Three months ended September 30,
	2013	2012
Current	$(19,729)	$-
Deferred	-	-
Provision (benefit) for income taxes	$(19,729)	$-

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of September 30, 2013 and 2012.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Three months ended September 30,
	2013	2012
Income tax benefit computed at the U.S. federal statutory rate	-34%	-34%
Australia research and development credit	-1	0
Change in valuation allowance	34	34
Total	-1%	0%

Significant components of the Company’s net deferred income tax assets as of September 30, 2013 and June 30, 2013 were as follows:

	September 30, 2013	June 30, 2013
Federal net operating loss carryforwards	$20,446,796	$19,777,894
Federal - other	2,486,636	2,273,021
Wisconsin net operating loss carryforwards	2,583,815	2,482,692
Australia net operating loss carryforwards	1,430,293	1,398,139
Deferred income tax asset valuation allowance	(26,947,539)	(25,931,746)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $60 million as of September 30, 2013, that expire at various dates between June 30, 2016 and 2033.  The Company also has $1,644,864 in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization.  The Company has U.S. federal research and development tax credit carryforwards of approximately $87,000 as of September 30, 2013 that expire at various dates through June 30, 2033.  As of September 30, 2013, the Company has approximately $50 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2014 and 2028.  As of September 30, 2013, the Company also has approximately $4.8 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiary with an indefinite carryforward period.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	September 30, 2013	June 30, 2013
Beginning balance	$193,097	$208,593
Effect of foreign currency translation	2,168	(15,496)
Ending balance	$195,266	$193,097

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

NOTE 15 — SUBSEQUENT EVENTS

On October 31, 2013, the Company effected a reverse stock split of its common stock by a ratio of 1-for-5 (the “Reverse Split”). As a result of the Reverse Split every five outstanding shares of common stock became one share of common stock.  No fractional shares were issued in connection with the Reverse Split. A shareholder who would otherwise have been entitled to receive a fractional share of common stock received a cash payment equal to the closing sales price of the ZBB's common stock on October 29, 2013 as reported on NYSE MKT times the amount of the fractional share. The Reverse Split did not change the number of shares of common or preferred stock that the Company is authorized to issue, or the par value of the Company’s common or preferred stock.

The Reverse Split resulted in a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants and stock options, as well as the number of shares of common stock eligible for issuance under the Omnibus Plan and the 2012 Director Equity Plan. All of the information in these financial statements has been presented to reflect the impact of the 1-for-5 Reverse Split on a retroactive basis.

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

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the Company’s annual report filed on Form 10-K/A for the fiscal year ended June 30, 2013. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.  In addition to the risks and uncertainties faced generally by participants in the renewable energy industry, we face the following risks and uncertainties:

•	Our stock price could be volatile and our trading volume may fluctuate substantially.
•	We have incurred losses and anticipate incurring continuing losses.
•	We need additional financing.
•	Our industry is highly competitive and we may be unable to successfully compete.
•
Our ability to achieve significant revenue growth will be dependent on the successful commercialization of our new products, including our third generation ZBB EnerStore, zinc bromide flow battery and ZBB EnerSection power and energy control center.

•	To achieve profitability, we will need to lower our costs and increase our margins, which we may not be able to do.
•	If our products do not perform as promised, we could experience increased costs, lower margins and harm to our reputation.
•	To succeed, we will need to rapidly grow and we may not be successful in managing this rapid growth.
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

•	The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.
•	We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.
•	If our shareholders’ equity remains minimum requirement, our common stock may be delisted from the NYSE MKT, which would cause our common stock to become less liquid.
•	We may engage in acquisitions that could disrupt our business, cause dilution to our stockholder and reduce our financial resources.
•	We have never paid cash dividends and do not intend to do so.

For further information concerning these risks and uncertainties see the Risk Factors sections of our Annual Report on Form 10-K/A for the year ended June 30, 2013 and in any subsequently filed Quarterly Reports on Form 10-Q.

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

Results of Operations

Three months ended September 30, 2013 compared with the three months ended September 30, 2012

Revenue:

Our revenues for the three months ended September 30, 2013 and 2012 were $1,069,122 and $1,823,321, respectively.  The decrease of $754,199 was the result of a $536,016 decrease in commercial product sales and a $218,183 decrease in engineering and development revenues as compared to the three months ended September 30, 2012.

Costs and Expenses:

Total costs and expenses for the three months ended September 30, 2013 and 2012 were $3,635,309 and $4,719,380, respectively.  This decrease of $1,084,071 in the three months ended September 30, 2013 was primarily due to the following factors:

•	a $891,903 decrease in costs of product sales principally due to decreased product sales;
•	a $196,061 decrease in selling, general and administrative expenses was principally due to a decrease in stock based compensation.

Other Expense:

Total Other Expense for the three months ended September 30, 2013 increased by $44,571 to $168,226 from $123,655 for the three months ended September 30, 2012 primarily as a result of a $41,411 increase in equity in loss of investee company.

Income Taxes (Benefit):

Benefit for income taxes during the three months ended September 30, 2013 increased to $19,729 from $0 for the three months ended September 30, 2012.  Benefit for income taxes represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2014 related to the qualified expenditures we incurred during the year then ending June 30, 2014.

Net Loss:

Our net loss for the three months ended September 30, 2013 decreased by $285,999 to $2,596,791 from the $2,882,790 net loss for the three months ended September 30, 2012.  This decreases in loss was primarily the result of decreases in expenses as described above.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts.  Total paid in capital as of September 30, 2013 was $89,543,398 and $86,349.444 as of June 30, 2013.   We had a cumulative deficit of $83,528,615 as of September 30, 2013 compared to a cumulative deficit of $80,932,824 as of June 30, 2013.  At September 30, 2013 we had a working capital surplus of $652,174 compared to June 30, 2013 working capital of deficit of $175,857.  Our shareholders’ equity as of September 30, 2013 and June 30, 2013 was $4,418,410 and $3,822,202, respectively.

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”).  Certain Directors of the Company Purchased 500 shares.

Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%.  At September 30, 2013 the Preferred Stock was convertible into a total of 3,160,526 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Corporation, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  The net proceeds to the Company, after deducting $90,127 of offering costs, were $2,909,873.  At September 30, 2013 the liquidation preference of the Preferred Stock was $6,002,499.

In connection with the purchase of the Preferred Stock, investors received warrants to purchase a total of 3,157,895 shares of Common Stock at an exercise price of $0.95.  The warrants are exercisable at any time prior to September 27, 2016.  In addition, the Company issued a total of 81,579 warrants to MDB Capital Group LLC in connection with the transaction.  These warrants expire on September 27, 2016.

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

On March 19, 2013 the Company issued 345,098 shares to Aspire Capital in consideration for Aspire Capital’s entry into the Aspire Purchase Agreement and Aspire Capital purchased 588,235 shares for $1,000,000 pursuant to the agreement at $1.70 per share.

On March 25, 2013 and March 26, 2013, Aspire Capital purchased a total of 992,720 shares pursuant to the Aspire Purchase Agreement at a price per share of $1.50 for a total purchase price of $1,500,000.

Aspire Capital purchased 100,000 shares at a per share price of $1.5175 for a total purchase price of $151,750 on April 4, 2013; 90,000 shares at a per share price of $1.6655 for a total purchase price of $149,895 on April 12, 2013; and 70,000 shares at a per share price of $1.4595 for a total purchase price of $102,165 on May 3, 2013.

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

On June 19, 2012 the Company issued 6,320,000 shares of its common stock at a price to the public of $1.90 per share. The net proceeds to ZBB from this offering were approximately $10.7 million after deducting approximately $1.3 million in underwriting discounts and other offering expenses.   In connection with the offering, the Company granted the underwriter warrants to purchase 579,061 shares of common stock at an exercise price of $2.375 per share.

In July 2012 the underwriter for the Company’s June 2012 underwritten public offering exercised substantially all of its over-allotment option and purchased an additional 918,257 shares of the Company's common stock. The net proceeds to the Company from this issuance were $1.6 million after deducting approximately $143,000 in offering expenses.

At September 30, 2013, our principal sources of liquidity were our cash and cash equivalents which totaled $3,139,290 and accounts receivable of $497,925. We believe that cash and cash equivalents on hand at September 30, 2013, and other potential sources of cash, will be sufficient to fund our current operations through the second quarter of fiscal year 2014 and we will require additional investment capital or other funding to maintain our operations thereafter. Accordingly, the Company is actively exploring various alternatives including strategic partnership transactions that may be available to the Company.  We are currently in active discussions with several parties regarding potential strategic partnership and/or license and development transactions.  However, we have no binding commitments for any transactions at this time and there can be no assurance that we will consummate any transaction. If we are unable to obtain such needed capital, we may not be able to:

•	remain in operation;
•	execute our growth plan;
•	take advantage of future opportunities; or
•	respond to customers and competition.

Operating Activities

Our operating activities used net cash of $810,523 for the three months ended September 30, 2013.  Cash used in operations resulted from a net loss of $2,714,683 reduced by $759,121 in non-cash adjustments and decreased by $1,145,040 in net decreases in working capital.  Non-cash adjustments included $284,080 of stock-based compensation expense, and $342,580 of depreciation and amortization expense.  Net changes in working capital were primarily due to increases accounts payable of $488,930, accrued expenses of $92,642 and customer deposits of $154,156 and decreases in inventories of $290,030 and prepaids and other current assets of $113,589.

Investing Activities

Our investing activities used net cash of $24,117 for the three months ended September 30, 2013 for the purchase of property and equipment.

Financing Activities

Our financing activities provided net cash of $2,816,906 for the three months ended September 30, 2013.  Net cash provided by financing activities was comprised principally of $3,000,000 in proceeds from the issuance of preferred stock, less issuance costs of $90,127.  We had repayments of $92,967 of principal on bank loans and notes payable.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2013.

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

PART II

OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.                      RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K and in any subsequent Quarterly Reports on Form 10-Q.  Other than the factor set forth below, there have been no material changes to the risk factors described in those reports.

If our stockholders’ equity continues to remain below the minimum requirement, our common stock may be delisted from the NYSE MKT, which could cause our common stock to become less liquid.

Our shares have been listed on the NYSE MKT (formerly NYSE Amex) (the “Exchange”) since June 18, 2007.  The Exchange imposes, among other requirements, listing maintenance standards.  On October 14, 2013, we received notice from the Exchange staff indicating that we were noncompliant with certain listing requirements concerning minimum stockholders’ equity and financial condition requirements.  In accordance with Exchange rules we intend to submit a plan to the Exchange which will outline the actions and timeframe by which we intend to cure the listing deficiencies and to regain our compliance with the Exchange’s continued listing requirements.  If the Exchange accepts our plan, we will be able to continue our listing during the plan period and will be subject to continued periodic review by the Exchange staff. If our plan is not accepted or is accepted but we do not make progress consistent with our plan during the plan period, the Exchange could initiate delisting proceedings.

If the NYSE MKT delists our common stock from trading for this reason or for failing to meet any other ongoing listing requirements, among other things, it could lead to a number of negative implications, including reduced liquidity in our common stock and greater difficulty in obtaining financing. There can be no assurance that our common stock will remain eligible for trading on the NYSE MKT.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

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

ZBB ENERGY CORPORATION

November 14, 2013	By:	/s/Eric C. Apfelbach
	Name:	Eric C. Apfelbach
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 14, 2013	By:	/s/ Will Hogoboom
	Name:	Will Hogoboom
	Title:	Chief Financial Officer
(Principal financial officer and
Principal accounting officer)

EXHIBIT INDEX
Item 6 Exhibits:

Exhibit No.	Description	Incorporated by Reference to

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	Current Report on Form 8-K filed on September 27, 2013

4.2	Form of Warrant issued pursuant to Securities Purchase Agreement dated September 26, 2013	Current Report on Form 8-K filed on September 27, 2013

10.1	Form of Securities Purchase Agreement dated September 26, 2013	Current Report on Form 8-K filed on September 27, 2013

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files