Form 10-Q
period 2013-12-31
ZBB ENERGY CORP
filed 2014-02-14
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of February 14, 2014
Common Stock, $.01 par value per share	17,730,216

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

ZBB ENERGY CORPORATION
Condensed Consolidated Balance Sheets

	December 31, 2013
	(Unaudited)	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$600,502	$1,096,621
Restricted cash on deposit	69,356	60,000
Accounts receivable, net	283,051	446,925
Inventories	2,125,497	2,459,776
Prepaid expenses and other current assets	154,747	224,542
Refundable income tax credit	52,264	137,228
Total current assets	3,285,417	4,425,092
Long-term assets:
Property, plant and equipment, net	4,685,405	5,179,707
Investment in investee company	2,055,639	2,304,122
Intangible assets, net	42,028	411,073
Goodwill	803,079	803,079
Total assets	$10,871,568	$13,123,073

Liabilities and Equity
Current liabilities:
Bank loans and notes payable	$990,778	$885,786
Accounts payable	732,228	570,932
Accrued expenses	940,358	785,532
Customer deposits	1,715,759	2,194,262
Accrued compensation and benefits	142,766	164,437
Total current liabilities	4,521,889	4,600,949
Long-term liabilities:
Bank loans and notes payable	2,221,859	2,395,802
Total liabilities	6,743,748	6,996,751

Equity
Series B redeemable convertible preferred stock ($0.01 par value,
$1,000 face value) 10,000,000 authorized, 3,000 and 0 shares issued and outstanding, preference in liquidation of $6,077,499 as of December 31, 2013	30	-
Common stock ($0.01 par value); 150,000,000 authorized,
17,730,216 and 17,707,341 shares issued and outstanding as of December 31, 2013 and June 30, 2013 respectively	885,617	885,389
Additional paid-in capital	88,472,855	85,464,055
Accumulated deficit	(85,688,584)	(80,932,824)
Accumulated other comprehensive loss	(1,597,737)	(1,594,418)
Total ZBB Energy Corporation Equity	2,072,181	3,822,202
Noncontrolling interest	2,055,639	2,304,120
Total equity	4,127,820	6,126,322
Total liabilities and equity	$10,871,568	$13,123,073

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Operations

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Revenues
Product sales	$761,456	$2,748,007	$1,830,578	$4,353,145
Engineering and development	200,000	-	200,000	218,183
Total Revenues	961,456	2,748,007	2,030,578	4,571,328

Costs and Expenses
Cost of product sales	554,458	2,265,206	1,151,858	3,757,598
Cost of engineering and development	43,636	-	43,636	45,065
Advanced engineering and development	1,094,892	1,375,800	2,304,729	2,535,539
Selling, general, and administrative	1,068,004	1,610,422	2,553,495	3,291,974
Depreciation and amortization	343,179	342,650	685,759	683,282
Total Costs and Expenses	3,104,169	5,594,078	6,739,477	10,313,458

Loss from Operations	(2,142,713)	(2,846,071)	(4,708,899)	(5,742,130)

Other Income (Expense)
Equity in loss of investee company	(130,590)	(456,632)	(248,482)	(533,113)
Interest income	1,000	594	1,509	983
Interest expense	(45,777)	(45,647)	(97,515)	(93,210)
Other income (expense)	-	-	896	-
Total Other Income (Expense)	(175,367)	(501,685)	(343,592)	(625,340)

Loss before provision (benefit) for Income Taxes	(2,318,080)	(3,347,756)	(5,052,491)	(6,367,470)

Provision (benefit) for Income Taxes	(28,521)	(74,151)	(48,250)	(74,151)
Net loss	(2,289,559)	(3,273,605)	(5,004,242)	(6,293,319)
Net loss attributable to noncontrolling interest	130,590	190,148	248,482	327,072
Net Loss Attributable to ZBB Energy Corporation	(2,158,969)	(3,083,457)	(4,755,760)	(5,966,247)
Preferred Stock Dividend	(75,000)	-	(77,499)	-
Net Loss Attributable to Common Shareholders	$(2,233,969)	$(3,083,457)	$(4,833,259)	$(5,966,247)

Net Loss per share
Basic and diluted	$(0.13)	$(0.20)	$(0.27)	$(0.39)

Weighted average shares-basic and diluted	17,709,413	15,513,707	17,708,422	15,488,754

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Loss

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Net loss	$(2,289,559)	$(3,273,605)	$(5,004,242)	$(6,293,319)
Foreign exchange translation adjustments	(2,364)	(984)	(3,320)	(743)
Comprehensive loss	(2,291,923)	(3,274,589)	(5,007,561)	(6,294,062)
Net loss attributable to noncontrolling interest	130,590	190,148	248,482	327,072
Comprehensive Loss Attributable to ZBB Energy Corporation	$(2,161,333)	$(3,084,441)	$(4,759,079)	$(5,966,990)

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Changes in Equity
							Accumulated
	Series B Preferred Stock		Common Stock				Other
					Additional	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	(Loss)	Interest
Balance: July 1, 2012	-	-	14,595,120	$729,773	$80,363,519	$(69,053,909)	$(1,584,921)	$2,872,348

Net loss						(11,878,915)		(573,727)
Net translation adjustment							(9,497)
Issuance of common stock, net of costs and underwriting fees			3,112,311	155,616	4,315,276
Stock-based compensation					785,260
Issuance of subsidiary shares to noncontrolling interest								5,500
Balance: June 30, 2013	-	-	17,707,431	885,389	85,464,055	(80,932,824)	(1,594,418)	2,304,121

Net loss						(4,755,760)		(248,482)
Net translation adjustment							(3,319)
Stock-based compensation			22,785	228	105,796
Issuance of preferred stock, net of costs and underwriting fees	3,000	30			2,388,756
Issuance of warrants					498,793
Issuance of warrants to underwriter					15,455
Balance: December 31, 2013	3,000	$30	17,730,216	$885,617	$88,472,855	$(85,688,584)	$(1,597,737)	$2,055,639

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Cash Flows

	Six months ended December 31,
	2013	2012
Cash flows from operating activities
Net loss	$(5,004,242)	$(6,293,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	421,760	314,441
Amortization of intangible assets	369,045	369,021
Stock-based compensation	106,024	413,610
Equity in loss of investee company	248,482	533,113
Amortization of discounts and debt issuance costs on notes payable	14,566	-
Changes in assets and liabilities
Accounts receivable	163,874	(690,922)
Inventories	446,780	67,723
Prepaids and other current assets	55,229	(712,359)
Refundable income taxes	84,964	(79,847)
Accounts payable	161,296	(562,705)
Accrued compensation and benefits	(21,671)	(203,529)
Accrued expenses	199,411	(69,222)
Customer deposits	(478,503)	286,957
Net cash used in operating activities	(3,232,985)	(6,627,038)
Cash flows from investing activities
Expenditures for property and equipment	(39,956)	(91,690)
Investment in investee company	-	-
Deposits of restricted cash	(9,356)	(310,000)
Net cash used in investing activities	(49,312)	(401,690)
Cash flows from financing activities
Repayments of bank loans and notes payable	(113,035)	(283,495)
Proceeds from issuance of preferred stock and warrants	3,000,000	-
Preferred stock issuance costs	(96,967)	-
Proceeds from issuance of common stock	-	1,744,688
Common stock issuance costs	-	(143,009)
Proceeds from noncontrolling interest	-	5,500
Net cash provided by financing activities	2,789,998	1,323,684
Effect of exchange rate changes on cash and cash equivalents	(3,820)	627
Net decrease in cash and cash equivalents	(496,119)	(5,704,417)
Cash and cash equivalents - beginning of period	1,096,621	7,823,217

Cash and cash equivalents - end of period	$600,502	$2,118,800

Cash paid for interest	$95,606	$93,210
Cash received from foreign income tax credit	133,996	-
Assets held for lease transferred to inventory	112,500	-

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
December 31, 2013

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

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the six month period ended December 31, 2013 are not necessarily indicative of the results that might be expected for the year ending June 30, 2014.

The condensed consolidated balance sheet at June 30, 2013 has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by US GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K/A for the fiscal year ended June 30, 2013.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and it’s wholly and majority-owned subsidiaries and have been prepared in accordance with US GAAP. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company maintains its cash deposits in fully insured accounts at financial institutions predominately in the United States, Australia, and Hong Kong.  The Company has not experienced any losses in such accounts.

Restricted Cash on Deposit

The Company had $69,356 and $60,000 in restricted cash on deposit as of December 31, 2013 and June 30, 2013, respectively, as collateral for certain credit arrangements.

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable include no allowance for doubtful accounts as of December 31, 2013 and June 30, 2013 as management has concluded all outstanding balances are expected to be collected in full.  The composition of accounts receivable is as follows as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Current	$122,281	$236,296
30-60 days	-	50,000
60-90 days	875	-
Over 90 days	159,895	160,629
Total	$283,051	$446,925

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

The Company completed a review of the estimated useful lives of specific assets during the quarter ended December 31, 2013 and determined that there were no changes in the estimated useful lives of assets.

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

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of December 31, 2013 and June 30, 2013.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were no long-lived assets impaired as of December 31, 2013 and June 30, 2013 (see Notes 5 and 6).

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

As of December 31, 2013 and June 30, 2013, included in the Company’s accrued expenses were $655,306 and $479,873 respectively, related to warranty obligations.  Such amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The following is a summary of accrued warranty activity:

	Six Months Ended December 31, 2013	Year Ended June 30, 2013

Beginning balance	$479,873	$418,557
Accruals for warranties during the period	167,295	404,096
Settlements during the period	(136,508)	(95,543)
Adjustments relating to preexisting warranties	144,646	(247,237)
Ending balance	$655,306	$479,873

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

Total revenues of $961,456 and $2,030,578 were recognized for the three and six months ended December 31, 2013, respectively.  Revenues for the three months ended December 31, 2013 were comprised of three significant customers (95% of total revenues) and revenues for the six months ended December 31, 2013 were comprised of four significant customers (91% of total revenues).  Total revenues of $2,748,007 and $4,571,328 were recognized for the three and six months ended December 31, 2012, respectively.  Revenues for the three months ended December 31, 2012 were comprised of four significant customers (83% of total revenues) and revenues for the six months ended December 31, 2012 were comprised of five significant customers (77% of total revenues).

Engineering and Development Revenues

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

On December 13, 2011, the Company entered into a joint development and license agreement with a global technology company to jointly develop flow batteries. The objective of the joint development agreement is to develop low cost, high energy density grid scale flow battery stacks and systems that could lead to a significant cost reduction for grid level storage.  The Company recognizes revenue under this agreement upon achievement of certain performance milestones.  The Company recognized $200,000 of revenue under this agreement in the three and six months ended December 31, 2013 and December 31, 2012, respectively.

Included in engineering and development revenues were $200,000 for the three and six months ended December 31, 2013 and $218,183 for the three and six months ended December 31, 2012 related to collaborative agreements.  Engineering and development costs related to the collaboration agreements totaled $43,636 for the three and six months ended December 31, 2013 and $0 and $45,065 for the three and six months ended December 31, 2012, respectively.

As of December 31, 2013 and June 30, 2013, the Company had no unbilled amounts from engineering and development contracts in process. The Company had received $47,200 and $45,300 in customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work, as of December 31, 2013 and June 30, 2013, respectively.

In April 2011, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation, now known as Lotte Chemical Corporation (“Lotte”), pursuant to which the Company and Lotte collaborated on the technical development of the Company’s third generation Zinc Bromide flow battery module (the “Version 3 Battery Module”) and Lotte received a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and a non-exclusive royalty-bearing license to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.

On December 16, 2013, the Company and Lotte entered into a Research and Development Agreement (the “R&D Agreement”) pursuant to which the Company has agreed to develop and provide to Lotte a Zinc Bromide chemical flow battery system, including a Zinc Bromide chemical flow battery module and related software (the “Product”), on the terms and conditions set forth in the R&D Agreement (the “Project”).    The Project is scheduled to continue until December 16, 2015, unless extended by the mutual agreement of the Company and Lotte.  Subject to the satisfaction of certain specified milestones, Lotte is required to make payments to the Company under the R&D Agreement totaling $3,000,000 over the term of the Project.

Additionally, on December 16, 2013, the Company and Lotte entered into an Amended License Agreement (the “Amended License”).  Pursuant to the Amended License, the Company granted to Lotte, (1) an exclusive and royalty-free limited license in Korea to use the Company’s Zinc Bromide flow battery module, Zinc Bromide flow battery stack and the technical information and know how related to the intellectual property arising from the Project (collectively, the “Technology”) to manufacture or sell a Zinc Bromide flow battery (the “Lotte Product”) in Korea and (2) a non-exclusive (a) royalty-free limited license for Lotte and its affiliates to use the Technology internally in all locations other than China and Korea to manufacture the Lotte Product and (b) royalty-bearing limited license to sell the Lotte Product in all locations other than China, the United States and Korea.  Lotte is required to pay the Company a total license fee of $3,000,000 under the Amended License plus up to an additional $1,000,000 if certain specific milestones are successfully achieved.  In addition, Lotte is required to make ongoing royalty payments to the Company on Lotte’s sales of the Lotte Product outside of Korea until December 31, 2019.  The license fees are subject to a16.5% non-refundable Korea withholding tax.

There were no payments received or revenue recognized under the Lotte agreements in the six months ended December 31, 2013.

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

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” This ASC Topic requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of December 31, 2013 and June 30, 2013.

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

Loss per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the six months ended December 31, 2013 and 2012 there were 6,850,061 and 3,187,476 shares of common stock underlying options, restricted stock units and warrants that are excluded, respectively.

Concentrations of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains significant cash deposits primarily with three financial institutions.  All deposits are fully insured as of December 31, 2013. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit ratings of these institutions as part of its banking strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to accelerated payment terms in current customer contracts and creditworthiness of the current customer base.

The carrying amounts of cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The carrying value of bank loans and notes payable approximate fair value based on their terms which reflect market conditions existing as of December 31, 2013 and June 30, 2013.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include those related to:

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

In April 2013, the FASB issued ASU 2013-07 – Presentation of Financial Statements (Topic 205) – Liquidation Basis of Accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its  presentation of assets any items it had not previously recognized under US GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption is not expected to have an impact on the Company’s consolidated financial statements in its present condition.

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

In February 2013, the FASB issued ASU No. 2013-02 – Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance in the third quarter of fiscal year 2013. This new guidance did not impact the Company’s presentation, financial position, and results of operations.

In September 2011, the FASB issued an update to ASC Topic 350, Intangibles – Goodwill and Other.  This ASU amended the guidance in ASC Topic 350-20 on testing for goodwill impairment. The revised guidance allows entities testing for goodwill impairment to have the option of performing a qualitative assessment before calculating the fair value of the reporting unit. The ASU did not change how goodwill is calculated or assigned to reporting units, nor did it revise the requirement to test annually for impairment. The ASU was limited to goodwill and did not amend the annual requirement for testing other indefinite-lived intangible assets for impairment. We adopted this ASU as of our 2012 goodwill impairment testing. The adoption of this ASU did not impact our consolidated financial statements.

In July 2012, the FASB issued ASC update No. 2012-02 - Intangibles – Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment (“ASC 2012-02”). Under the amendments in this update, a company has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If after assessing the qualitative factors, a company determines it does not meet the more-likely-than-not threshold, a company is required to perform the quantitative impairment test by calculating the fair value of an indefinite-lived intangible asset and comparing the fair value with the carrying amount of the asset. The amendments in this update were effective for annual and interim impairment test performed for fiscal years beginning after September 15, 2012 (early adoption permitted). The Company adopted this guidance in the second quarter of fiscal year 2013.  The adoption of this update had no impact on its financial statements.

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

The Company’s investment in AHMN was made through Holdco.  Pursuant to the Holdco Agreement, the Company contributed to Holdco technology via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest and PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest.  The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011. The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012.  For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s consolidated financial statements as a noncontrolling interest.  For the three and six months ended December 31, 2013, AHMN had a net loss of $603,130 and $1,147,617, respectively.  For the three and six months ended December 31, 2012, AHMN had a net loss of $878,198 and $1,510,583, respectively.

The Company’s basis in the technology contributed to Holdco is $0 due to US GAAP requirements related to research and development expenditures.  The difference of approximately $4.1 million in the Company’s basis in this technology and the valuation of the technology by AHMN is accounted for by the Company through the elimination of the amortization expense recognized by AHMN related to the technology.

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

The Company had product sales of $495,984 and $540,462 to AHMN during the three and six months ended December 31, 2013, respectively.  The Company had product sales of $191,868 and $895,306 to AHMN during the three and six months ended December 31, 2012, respectively.

The operating results for AHMN for the three and six months ended December 31, 2013 and 2012 are summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012

Revenues	$54,338	$54,294	$96,183	$54,294
Gross Profit (loss)	(23,759)	1,041	(52,746)	1,041
Income (loss) from operations	(631,463)	(860,224)	(1,215,059)	(1,510,668)
Net Income (loss)	(603,130)	(878,198)	(1,147,617)	(1,510,583)

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $4,755,760 attributable to ZBB Energy Corporation for the six months ended December 31, 2013 and as of December 31, 2013 has an accumulated deficit of $85,688,584 and total ZBB Energy Corporation equity of $2,072,181.  The ability of the Company to settle its total liabilities of $6,743,748 and to continue as a going concern is dependent upon obtaining additional financing, closing additional sales orders and achieving profitability.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We believe that cash and cash equivalents on hand at December 31, 2013, expected collections on the Lotte R&D Agreement and Amended License Agreement, and other potential sources of cash, will be sufficient to fund our current operations through the end of fiscal year 2014.  However, unexpected delays in payments could cause short-term gaps in cash for funding operations.  Accordingly, the Company is actively seeking funding alternatives including conventional lines of credit, sale of property and other short-term funding sources to provide appropriate cash availability in case of unforeseen cash receipt delays.

In addition to the short-term cash funding alternatives, we are working on strategic partnership transactions that may be available to the Company.  We are currently in active discussions with several parties regarding potential strategic partnership and/or license and development transactions.  If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 4 – INVENTORIES

Inventories are comprised of the following as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Raw materials	$907,642	$1,181,557
Work in progress	1,217,855	1,278,219
Total	$2,125,497	$2,459,776

NOTE 5– PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013
Land	$217,000	$217,000
Building and improvements	3,520,872	3,520,872
Manufacturing equipment	3,695,914	3,819,533
Office equipment	403,066	403,541
Assets held for lease	-	355,986
Construction in process	-	24,300
Total, at cost	7,836,852	8,341,232
Less, accumulated depreciation	(3,151,447)	(3,161,525)
Property, Plant & Equipment, Net	$4,685,405	$5,179,707

NOTE 6– INTANGIBLE ASSETS

Intangible assets are comprised of the following as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30,2013
Non-compete agreement	$310,888	$310,888
License agreement	288,087	288,087
Trade secrets	1,599,122	1,599,122
Total, at cost	2,198,097	2,198,097
Less, accumulated amortization	(2,156,069)	(1,787,024)
Intangible Assets, Net	$42,028	$411,073

Estimated amortization expense for the fiscal period ending June 30, 2014 is $411,073.

NOTE 7 – GOODWILL

The Company acquired ZBB Technologies, Inc., a former wholly-owned subsidiary, through a series of transactions in March 1996.  ZBB Technologies Inc. was subsequently merged with and into ZBB Energy Corporation on January 1, 2012.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of December 31, 2013 and June 30, 2013.

NOTE 8 – BANK LOANS AND NOTES PAYABLE

Bank loans and notes payable consisted of the following at December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013

Bank loan payable of principal and interest at a rate equal to prime plus 1.50%, as defined, subject to a floor of 4.75% with any principal due at maturity on January 1, 2014; collateralized by accounts receivable and inventory related to a specific customer contract.	$213,750	$213,750

Note payable to the seller of Tier Electronics LLC payable of $495,000 on January 21, 2014. Interest accrues at a rate of 8% and is payable monthly. The promissory note is collateralized by the Company’s membership interest in its wholly-owned subsidiary Tier Electronics LLC. See note (a) below.	495,000	495,000

Note payable to Wisconsin Department of Commerce payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement. See note (b) below.	1,136,195	1,136,195

Bank loan payable in fixed monthly payments of $6,800 of principal and interest at a rate of .25% below prime, as defined, subject to a floor of 5% with any principal due at maturity on June 1, 2018; collateralized by the building and land.	649,495	673,339

Note payable in fixed monthly installments of $6,716 of principal and interest at a rate of 5.5% with any principal due at maturity on May 1, 2028; collateralized by the building and land.	718,197	734,228

Bank loan payable in monthly installments of $21,000 of principal and interest at a rate equal to prime, as defined, subject to a floor of 4.25%; paid in full during fiscal 2014.	-	29,076
	$3,212,637	$3,281,588

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

Maximum aggregate annual principal payments for fiscal periods subsequent to December 31, 2013 are as follows:

2014 (six months)	$816,454
2015	351,146
2016	361,065
2017	371,407
2018	358,389
2019 and thereafter	954,176
$3,212,637

NOTE 9 – EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

During the six months ended December 31, 2013 and 2012, the Company’s results of operations include compensation expense for stock options and restricted stock units (“RSUs”) granted under its various equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $105,796 and $413,610, based on the amortized grant date fair value of options and RSUs during the six months ended December 31, 2013 and 2012, respectively.

At the annual meeting of shareholders held on November 7, 2012 the Company’s shareholders approved an amendment of the 2010 Omnibus Long-Term Incentive Plan (“Omnibus Plan”) which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the Omnibus Plan by 900,000 shares and the creation of the 2012 Non-employee Director Equity Compensation Plan (“2012 Director Equity Plan”), under which the Company may issue up to 700,000 RSU awards and other equity awards to our non-employee directors pursuant to the Company’s director compensation policy.

In aggregate for all plans, at December 31, 2013 the Company had a total of 1,019,183 options outstanding, 1,169,598 RSUs outstanding and 655,194 shares available for future grant under the Omnibus Plan.

Information with respect to stock option activity under the employee and director plans is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at July 1, 2012	847,813	$6.25
Options granted	142,710	1.90
Options forfeited	(205,239)	5.05
Balance at June 30, 2013	785,284	5.75	5.34
Options granted	245,200	0.79
Options forfeited	(11,301)	2.61
Balance at December 31, 2013	1,019,183	$4.61	5.53

During the six months ended December 31, 2013 options to purchase 245,200 shares were granted to employees exercisable at $0.78 to $1.90 per share based on service based vesting terms from July 2013 through December 2016 and exercisable at various dates through December 2021. During the six months ended December 31, 2012 options to purchase 661,050 shares were granted to employees exercisable at prices from $1.75 to $1.90 per share based on various service and performance based vesting terms from July 2012 through December 2015 and exercisable at various dates through December 2020.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the six months ended December 31, 2013 and 2012 using the Black-Scholes option-pricing model:

	Six months ended December 31,
	2013	2012
Expected life of option (years)	4	4
Risk-free interest rate	0.95 - 1.20%	0.46 - 0.60%
Assumed volatility	94 - 155%	100 - 104%
Expected dividend rate	0%	0%
Expected forfeiture rate	5.16 - 5.62%	4.19 - 6.66%

Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

A summary of the status of unvested employee stock options as of December 31, 2013 and June 30, 2013 and changes during the years ended is presented below:

	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at July 1, 2012	449,499	$4.70
Granted	142,699	1.90
Vested	(158,384)	4.75
Forfeited	(171,147)	4.20
Balance at June 30, 2013	262,668	3.44
Granted	245,200	0.79
Vested	(66,307)	2.73
Forfeited	(3,032)	2.06
Balance at December 31, 2013	438,529	$2.08	4.40

Total fair value of options granted in the six months ended December 31, 2013 and 2012 was $167,501 and $155,201, respectively.  At December 31, 2013, there was $202,377 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next three years.

The Company compensates its directors with RSUs and cash.  On December 20, 2013, 455,696 RSUs were granted to the Company’s directors in partial payment of directors fees through November 2014 under the 2012 Director Equity Plan.  As of December 31, 2013, 113,925 of the RSUs had vested and there were $90,000 in directors’ fees expense settled with RSU’s for period ended December 31, 2013.

On May 1, 2013, the Company’s President and CEO and Chief Operating Officer were awarded 200,000 RSUs each which would have vested on the satisfaction of certain performance targets as of December 31, 2013.  The RSU’s were forfeited on December 31, 2013 resulting in a credit to selling, general and administrative expense of $406,000 during the three and six months ended December 31, 2013.  On January 14, 2014, the Company’s President and CEO and Chief Operating Officer were awarded 500,000 RSUs each of which 100,000 vested immediately upon grant, and the remaining 400,000 will vest on the satisfaction of certain performance targets as of June 30, 2014.  200,000 of the 400,000 RSUs are classified as liability awards because they provide for cash settlement (although the Company has the ability to convert these RSUs to share settlement at its option).  The RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company’s common stock.  The estimated expense for the six months ending June 30, 2014 is $920,000 for the January 14, 2014 RSU’s.

As of December 31, 2013 there were 395,104 unvested RSUs outstanding which will vest through January 15, 2016 and $413,331 in unrecognized compensation cost related to unvested RSUs which are expected to be recognized through January 15, 2016.  Shares of common stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

The table below summarizes the status of restricted stock unit balances:

	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at July 1, 2012	489,687	$3.60
RSUs granted	970,000	1.30
RSUs forfeited	(320,000)	1.30
Shares issued	(8,000)	1.70
Balance at June 30, 2013	1,131,687	2.30
RSUs granted	460,696	0.79
RSUs forfeited	(400,000)	1.45
Shares issued	(22,785)	0.79
Balance at December 31, 2013	1,169,598	$2.01

NOTE 10 - WARRANTS

At December 31, 2013, the following warrants to purchase the Company’s common stock were outstanding and exercisable:

•
81,579 warrants exercisable at $0.95 per share and which expire in September 2016 issued as placement agent’s compensation in connection with the sale of $3 million of preferred stock on September 27, 2013 as described in Note 11.

•
3,157,895 warrants exercisable at $0.95 per share and which expire in September 2016 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $3 million of preferred stock on September 27, 2013 described in Note 11.

•	15,000 warrants exercisable at $2.10 per share which expire in July 2015 issued as partial payment for services.

•
579,061 warrants exercisable at $2.375 per share and which expire in June 2017 issued in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $12 million of common stock on June 19, 2012 as described in Note 11 .

•
511,604 warrants exercisable at $2.65 per share and which expire in May 2017 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes on May 1, 2012 as described in Note 8.

•	12,100 warrants exercisable at $5.00 per share which expire March 2015 through July 2015 issued as partial payment for services.

•
8,000 warrants in January 2011 exercisable at $2.80 per share and which expire in January 2014 issued to an equipment supplier.  The fair value of the warrants was $11,834 and was included in the cost of the equipment.

•	224,375 warrants exercisable at $5.20 per share and which expire in September 2015 issued to certain purchasers of Company shares in March 2010.

•	71,667 warrants exercisable at $6.65 per share and which expire in August 2015 issued to certain purchasers of Company shares in August 2009.

The table below summarizes warrant balances:

	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at July 1, 2012	1,400,506	3.15
Warrants granted	21,300	2.95
Warrants expired	-	-
Warrants exercised	-	-
Balance at June 30, 2013	1,421,806	$3.15
Warrants granted	3,239,474	0.95
Warrants expired	-	-
Warrants exercised	-	-
Balance at December 31, 2013	4,661,280	$1.62

NOTE 11 – EQUITY

On October 31, 2013, the Company effected a reverse stock split of its common stock by a ratio of 1-for-5 (the “Reverse Split”). As a result of the Reverse Split every five outstanding shares of Common Stock became one share of common stock.  No fractional shares were issued in connection with the Reverse Split. A shareholder who would otherwise have been entitled to receive a fractional share of common Stock received a cash payment equal to the closing sales price of the  Company’s Common Stock on October 31, 2013 as reported on the NYSE MKT times the amount of the fractional share. The Reverse Split did not change the number of shares of common or preferred stock that the Company is authorized to issue, or the par value of the Company’s common or preferred stock.  The Reverse Split resulted in a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding warrants and stock options, as well as the number of shares of common stock eligible for issuance under the Omnibus Plan and the 2012 Director Equity Plan. All of the information in these financial statements has been presented to reflect the impact of the 1-for-5 Reverse Split on a retroactive basis.

On September 26, 2013 the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”).  Certain Directors of the Company Purchased 500 shares.

Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%.  At December 31, 2013 the Preferred Stock was convertible into a total of 3,160,525 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Corporation, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  The net proceeds to the Company, after deducting $90,127 of offering costs, were $2,909,873.  At December 31, 2013 the liquidation preference of the Preferred Stock was $6,077,499.

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

Through December 31, 2013 the Company had issued a total of $2,903,190 of shares of common stock under this facility and $7,096,190 remained available.  In accordance with applicable NYSE MKT rules, shareholder approval would have been required for the Company to sell in excess of 3,104,341 shares pursuant to the Aspire Purchase Agreement.  Through December 31, 2013 the Company had issued a total of 2,186,053 shares pursuant to the Aspire Purchase and had the ability to sell up to 918,288 additional shares under the Aspire Purchase Agreement.  The Company has not made any additional sales to Aspire under the Agreement since June 30, 2013.  In light of limitations on the Company’s ability to continue to effectively use the Aspire Purchase Agreement, including NYSE MKT limitations and SEC registration requirements, the Company has no current plans to sell any additional shares under the agreement.

NOTE 12 – COMMITMENTS

Leasing Activities

The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expires October 31, 2016.  The rental rate was $75,596 per annum (A$72,431) and was subject to an annual CPI adjustment. Rent expense was $23,239 and $46,185 for the three and six months ended December 31, 2013, respectively and $26,315 and 51,724 for the three and six months ended December 31, 2012, respectively.  The Company renewed the lease on its Australian research and development facility through October 2016 at a rental rate of $95,855 per annum (A$95,000) subject to an annual CPI adjustment.  The Company also leases a building from an officer of its subsidiary, Tier Electronics LLC, who is also a shareholder and director, under a lease agreement that was due to expire on December 31, 2014.  Subsequently a lease termination agreement was entered into on October 20, 2013, which terminated the lease effective December 31, 2013 for a fee of $21,000.  The rent expense for the three and six months ended December 31, 2013 was $42,000 and $63,000, respectively and $21,000 and $42,000 for the three and six months ended December 31, 2012.  The Company was required to pay real estate taxes and other occupancy costs related to the facility.

The future payments required under the terms of the leases for fiscal periods subsequent to December 31, 2013 are as follows:

2014 (six months)	$44,776
2015	89,552
2016	29,851
$164,179

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

NOTE 13 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $35,819 and $68,145 for the three and six months ended December 31, 2013, respectively.  Expenses under these plans were $34,697 and $65,150 for the three and six months ended December 31, 2012, respectively.

NOTE 14— INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Six months ended December 31,
	2013	2012
Current	$(48,250)	$(74,151)
Deferred	-	-
Provision (benefit) for income taxes	$(48,250)	$(74,151)

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of December 31, 2013 and June 30, 2013.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Six months ended December 31,
	2013	2012
Income tax benefit computed at the U.S. federal statutory rate	-34%	-34%
Australia research and development credit	-1%	-1%
Change in valuation allowance	34%	34%
Total	-1%	-1%

Significant components of the Company’s net deferred income tax assets as of December 31, 2013 and June 30, 2013 were as follows:

	December 31, 2013	June 30, 2013
Federal net operating loss carryforwards	$21,201,832	$19,777,894
Federal - other	2,431,391	2,273,021
Wisconsin net operating loss carryforwards	2,697,958	2,482,692
Australia net operating loss carryforwards	1,430,293	1,398,139
Deferred income tax asset valuation allowance	(27,761,474)	(25,931,746)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $62 million as of December 31, 2013, that expire at various dates between June 30, 2016 and 2033.  The Company also has $2.4 million in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization.  The Company has U.S. federal research and development tax credit carryforwards of approximately $87,000 as of December 31, 2013 that expire at various dates through June 30, 2033.  As of December 31, 2013, the Company has approximately $52 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2014 and 2028.  As of December 31, 2013, the Company also has approximately $5 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	December 31, 2013	June 30, 2013
Beginning balance	$193,097	$208,593
Effect of foreign currency translation	(6,891)	(15,496)
Ending balance	$186,206	$193,097

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

•	The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.
•	We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.
•	If our shareholders’ equity continues to remain below the minimum requirement, our common stock may be delisted from the NYSE MKT, which would cause our common stock to become less liquid.
•	We have never paid cash dividends and do not intend to do so.

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

Results of Operations

Three months ended December 31, 2013 compared with the three months ended December 31, 2012

Revenue:

Our revenues for the three months ended December 31, 2013 and 2012 were $961,456 and $2,748,007, respectively.  The decrease of $1,786,551 was the result of a $1,986,551 decrease in commercial product sales and a $200,000 increase in engineering and development revenues as compared to the three months ended December 31, 2012.

Costs and Expenses:

Total costs and expenses for the three months ended December 31, 2013 and 2012 were $3,104,169 and $5,594,078, respectively.  This decrease of $2,489,909 in the three months ended December 31, 2013 was primarily due to the following factors:

•	$1,710,748 decrease in costs of product sales principally due to decreased product sales;

•	$280,908 decrease in advanced engineering and development expenses due to a decrease in prototype costs;

•
$542,418 decrease in selling, general and administrative expenses was principally due to a decrease of $377,889 in stock based compensation due predominately to the reversal of compensation expense attributed to performance based awards whose objectives were not achieved.

Other Expense:

Total Other Expense for the three months ended December 31, 2013 decreased by $326,318 to $175,367 from $501,685 for the three months ended December 31, 2012 primarily as a result of a $326,042 decrease in equity in loss of investee company.

Income Taxes (Benefit):

Benefit for income taxes during the three months ended December 31, 2013 decreased by $45,630 to $28,521 from $74,151 for the three months ended December 31, 2012.  Benefit for income taxes represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2014 related to the qualified expenditures we incurred during the year then ending June 30, 2014.

Net Loss:

Our net loss for the three months ended December 31, 2013 decreased by $924,488 to $2,158,969 from the $3,083,457 net loss for the three months ended December 31, 2012.  This decrease in loss was primarily the result of decreases in expenses as described above.

Six months ended December 31, 2013 compared with the six months ended December 31, 2012

Revenue:

Our revenues for the six months ended December 31, 2013 and 2012 were $2,030,578 and $4,571,328, respectively.  The decrease of $2,540,750 was the result of a $2,522,567 decrease in commercial product sales and $18,183 decrease in engineering and development revenues as compared to the six months ended December 31, 2012.

Costs and Expenses:

Total costs and expenses for the six months ended December 31, 2013 and 2012 were $6,739,477 and $10,313,458, respectively.  This decrease of $3,573,981 in the three six ended December 31, 2013 was primarily due to the following factors:

•	a $2,605,740 decrease in costs of product sales principally due to decreased product sales;

•
a $738,479 decrease in selling, general and administrative expenses was principally due to a decrease of $355,800 in wage and related expenses and $281,034 in stock based compensation due predominately to the reversal of compensation expense attributed to performance based awards whose objectives were not achieved.

Other Expense:

Total Other Expense for the six months ended December 31, 2013 decreased by $281,748 to $343,592 from $625,340 for the six months ended December 31, 2012 primarily as a result of a $284,631 decrease in equity in loss of investee company.

Income Taxes (Benefit):

Benefit for income taxes during the six months ended December 31, 2013 decreased by $25,901 to $48,250 from $74,151 for the six months ended December 31, 2012.  Benefit for income taxes represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ending June 30, 2014 related to the qualified expenditures we incurred during the year then ending June 30, 2014.

Net Loss:

Our net loss for the six months ended December 31, 2013 decreased by $1,210,487 to $4,755,760 from the $5,966,247 net loss for the six months ended December 31, 2012.  This decrease in loss was primarily the result of decreases in expenses as described above.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts.  Total paid in capital as of December 31, 2013 was $89,358,502.   We had a cumulative deficit of $85,688,584 as of December 31, 2013 compared to a cumulative deficit of $80,932,824 as of June 30, 2013.  At December 31, 2013 we had a working deficit of $1,236,472 compared to June 30, 2013 working capital of deficit of $175,857.  Our shareholders’ equity as of December 31, 2013 and June 30, 2013 was $2,072,181 and $3,822,202, respectively.

In April 2011,  we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation, now known as Lotte Chemical Corporation (“Lotte”), pursuant to which the Company and Lotte collaborated on the technical development of our third generation Zinc Bromide flow battery module (the “Version 3 Battery Module”) and Lotte received a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and a non-exclusive royalty-bearing license to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.

On December 16, 2013, we entered into a Research and Development Agreement with Lotte (the “R&D Agreement”) pursuant to which we agreed to develop and provide to Lotte a Zinc Bromide chemical flow battery system, including a Zinc Bromide chemical flow battery module and related software (the “Product”), on the terms and conditions set forth in the R&D Agreement (the “Project”).    The Project is scheduled to continue until December 16, 2015, unless extended by the mutual agreement of the Company and Lotte.  Subject to the satisfaction of certain specified milestones, Lotte is required to make payments to us under the R&D Agreement totaling $3,000,000 over the term of the Project.

Additionally, on December 16, 2013we entered into an Amended License Agreement with Lotte (the “Amended License”).  Pursuant to the Amended License, we granted to Lotte, (1) an exclusive and royalty-free limited license in Korea to use the Company’s Zinc Bromide flow battery module, Zinc Bromide flow battery stack and the technical information and know how related to the intellectual property arising from the Project (collectively, the “Technology”) to manufacture or sell a Zinc Bromide flow battery (the “Lotte Product”) in Korea and (2) a non-exclusive (a) royalty-free limited license for Lotte and its affiliates to use the Technology internally in all locations other than China and Korea to manufacture the Lotte Product and (b) royalty-bearing limited license to sell the Lotte Product in all locations other than China, the United States and Korea.  Lotte is required to pay us a total license fee of $3,000,000 under the Amended License plus up to an additional $1,000,000 if certain specific milestones are successfully achieved.  In addition, Lotte is required to make ongoing royalty payments to the Company on Lotte’s sales of the Lotte Product outside of Korea until December 31, 2019.  The license fees are subject to a 16.5% non-refundable Korea withholding tax.

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”).  Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%.  At December 31, 2013 the Preferred Stock was convertible into a total of 3,160,526 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Corporation, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  The net proceeds to the Company, after deducting $90,127 of offering costs, were $2,909,873.  At December 31, 2013 the liquidation preference of the Preferred Stock was $6,077,499.

At December 31, 2013, our principal sources of liquidity were our cash and cash equivalents which totaled $669,858, accounts receivable of $283,051, and expected collections on the Lotte R&D Agreement and Amended License Agreement.

We believe that cash and cash equivalents on hand at December 31, 2013, and expected collections on the Lotte R&D Agreement and Amended License Agreement, and other potential sources of cash, will be sufficient to fund our current operations through the end of fiscal year 2014.  However, unexpected delays in payments could cause short-term gaps in cash for funding operations.  Accordingly, the Company is actively seeking funding alternatives including conventional lines of credit, sale of property and other short-term funding sources to provide appropriate cash availability in case of unforeseen cash receipt delays.

In addition to the short-term funding alternatives, we are working on strategic partnership transactions that may be available to the Company.  We are currently in active discussions with several parties regarding potential strategic partnership and/or license and development transactions.  If the Company is unable to obtain additional required funding, we may not be able to:

•	remain in operation;

•	execute our growth plan;

•	take advantage of future opportunities; or

•	respond to customers and competition.

Operating Activities

Our operating activities used net cash of $3,232,985 for the six months ended December 31, 2013.  Cash used in operations resulted from a net loss of $5,004,242 reduced by $1,159,877 in non-cash adjustments and decreased by $611,379 in net changes to working capital.  Non-cash adjustments included $106,024 of stock-based compensation expense, and $790,806 of depreciation and amortization expense.  Net decreases in working capital were primarily due to decreases in accounts receivable of $163,874, inventories of $446,780, and increases in accounts payable of $161,296 and accrued expenses of $199,411, offset by decreases in customer deposits of $478,503.

Investing Activities

Our investing activities used net cash of $49,312 for the six months ended December 31, 2013, used for the purchase of property and equipment and deposits of restricted cash.

Financing Activities

Our financing activities provided net cash of $2,789,998 for the six months ended December 31, 2013.  Net cash provided by financing activities was comprised principally of $3,000,000 in proceeds from the issuance of preferred stock, less issuance costs of $96,967.  We made repayments of $113,035 of principal on bank loans and notes payable.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2013.

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

Our shares have been listed on the NYSE MKT (formerly NYSE Amex) (the “Exchange”) since June 18, 2007.  The Exchange imposes, among other requirements, listing maintenance standards.  On October 14, 2013, we received notice from the Exchange staff indicating that we were noncompliant with certain listing requirements concerning minimum stockholders’ equity and financial condition requirements.  On December 31, 2013, the Exchange staff notified the Company that it had accepted the Company's compliance plan and granted the Company an extension until April 15, 2015, to regain compliance with the minimum stockholders' equity continued listing standards. The Company will be able to continue its listing during the plan period and will be subject to periodic review by the Exchange Staff.   Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the applicable extension periods could result in the Company's shares being delisted from the Exchange.

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

ZBB ENERGY CORPORATION

February 14, 2014	By:	/s/Eric C. Apfelbach
	Name:	Eric C. Apfelbach
	Title:	Chief Executive Officer
(Principal Executive Officer)

February 14, 2014	By:	/s/ Dilek Wagner
	Name:	Dilek Wagner
	Title:	Vice President of Finance
(Principal financial officer and
Principal accounting officer)

EXHIBIT INDEX
Item 6 Exhibits:

Exhibit No.	Description	Incorporated by Reference to

10.1	Research and Development Agreement between ZBB Energy Corporation and Lotte Chemical Corporation dated December 16, 2013*
10.2	Amended License Agreement between ZBB Energy Corporation and Lotte Chemical Corporation dated December 16, 2013*
10.3	Amendment to Collaboration Agreement between ZBB Energy Corporation and Lotte Chemical Corporation dated December 16, 2013
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files