Form 10-Q
period 2014-03-31
ZBB ENERGY CORP
filed 2014-05-15
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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
(262) 253-9800
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑Yes      ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   ☑Yes      ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 15, 2014
Common Stock, $.01 par value per share	25,257,700

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

ZBB ENERGY CORPORATION
Condensed Consolidated Balance Sheets

	March 31, 2014
	(Unaudited)	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$13,393,266	$1,096,621
Restricted cash on deposit	69,713	60,000
Accounts receivable, net	583,020	446,925
Inventories	1,748,607	2,459,776
Prepaid expenses and other current assets	261,323	224,542
Refundable income tax credit	93,976	137,228
Total current assets	16,149,904	4,425,092
Long-term assets:
Property, plant and equipment, net	4,526,730	5,179,707
Investment in investee company	2,000,219	2,304,122
Intangible assets, net	-	411,073
Goodwill	803,079	803,079
Total assets	$23,479,932	$13,123,073

Liabilities and Equity
Current liabilities:
Bank loans and notes payable	$348,701	$885,786
Accounts payable	633,145	570,932
Accrued expenses	1,461,447	785,532
Customer deposits	1,202,295	2,194,262
Accrued compensation and benefits	194,048	164,437
Total current liabilities	3,839,635	4,600,949
Long-term liabilities:
Bank loans and notes payable	2,133,709	2,395,802
Total liabilities	5,973,345	6,996,751

Equity
Series B redeemable convertible preferred stock ($0.01 par value, $1,000 face value) 10,000,000 authorized,
2,750 and 0 shares issued and outstanding, preference in liquidation of $5,641,510 as of March 31, 2014	28	-
Common stock ($0.01 par value); 150,000,000 authorized, 25,257,700 and 17,707,341 shares issued and
outstanding as of March 31, 2014 and June 30, 2013 respectively	960,891	885,389
Additional paid-in capital	101,823,820	85,464,055
Accumulated deficit	(85,679,653)	(80,932,824)
Accumulated other comprehensive loss	(1,598,710)	(1,594,418)
Total ZBB Energy Corporation Equity	15,506,376	3,822,202
Noncontrolling interest	2,000,211	2,304,120
Total equity	17,506,587	6,126,322
Total liabilities and equity	$23,479,932	$13,123,073

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Operations

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Revenues
Product sales	$822,318	$2,019,191	$2,652,896	$6,372,336
Engineering and development	750,000	100,000	950,000	318,183
License	3,000,000	-	3,000,000	-
Total Revenues	4,572,318	2,119,191	6,602,896	6,690,519

Costs and Expenses
Cost of product sales	546,904	1,761,762	1,698,762	5,519,360
Cost of engineering and development	65,560	62,118	109,196	107,183
Advanced engineering and development	1,095,589	1,293,147	3,400,318	3,828,686
Selling, general, and administrative	2,667,569	1,439,235	5,221,065	4,731,209
Depreciation and amortization	200,646	338,041	886,405	1,022,503
Total Costs and Expenses	4,576,267	4,895,303	11,315,744	15,208,941

Income (Loss) from Operations	(3,949)	(2,776,112)	(4,712,849)	(8,518,422)

Other Income (Expense)
Equity in loss of investee company	(55,428)	(118,442)	(303,910)	(651,555)
Interest income	1,435	913	2,944	1,896
Interest expense	(27,153)	(40,829)	(124,668)	(134,039)
Other income (expense)	-	(45,000)	896	(45,000)
Total Other Income (Expense)	(81,146)	(203,358)	(424,738)	(828,698)

Income (Loss) before provision (benefit) for Income Taxes	(85,096)	(2,979,470)	(5,137,587)	(9,346,939)

Provision (benefit) for Income Taxes	(38,598)	(36,715)	(86,848)	(110,866)
Net loss	(46,497)	(2,942,755)	(5,050,739)	(9,236,074)
Net loss attributable to noncontrolling interest	55,428	118,442	303,910	445,514
Net Income (Loss) Attributable to ZBB Energy Corporation	8,931	(2,824,313)	(4,746,829)	(8,790,560)
Preferred Stock Dividend	(76,876)	-	(154,375)	-
Net Loss Attributable to Common Shareholders	$(67,945)	$(2,824,313)	$(4,901,204)	$(8,790,560)

Net Loss per share
Basic and diluted	$(0.004)	$(0.18)	$(0.27)	$(0.57)

Weighted average shares-basic and diluted	18,690,642	15,693,149	18,045,685	15,555,891

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Loss

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Net loss	$(46,497)	$(2,942,755)	$(5,050,739)	$(9,236,074)
Foreign exchange translation adjustments	(973)	676	(4,292)	(67)
Comprehensive loss	(47,471)	(2,942,079)	(5,055,031)	(9,236,141)
Net loss attributable to noncontrolling interest	55,428	118,442	303,910	445,514
Comprehensive Loss Attributable to ZBB Energy Corporation	$7,957	$(2,823,637)	$(4,751,121)	$(8,790,627)

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Changes in Equity

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest

	Shares	Amount	Shares	Amount

Balance: July 1, 2012	-	$-	14,595,120	$729,773	$80,363,519	$(69,053,909)	$(1,584,921)	$2,872,348

Net loss						(11,878,915)		(573,727)
Net translation adjustment							(9,497)
Issuance of common stock, net of costs and underwriting fees			3,112,311	155,616	4,315,276
Stock-based compensation					785,260
Issuance of subsidiary shares to noncontrolling interest								5,500
Balance: June 30, 2013	-	-	17,707,431	885,389	85,464,055	(80,932,824)	(1,594,418)	2,304,121

Net loss						(4,746,829)		(303,910)
Net translation adjustment							(4,292)
Issuance of common stock, net of costs and underwriting fees			6,325,000	63,250	13,018,214
Stock-based compensation			45,570	456	450,340
Issuance of preferred stock, net of costs and underwriting fees	3,000	30			2,388,756
Conversion of preferred stock	(250)	(3)	276,482	2,765	(2,762)
Issuance of warrants					498,793
Issuance of warrants to underwriter					15,455
Exercise of warrants			903,217	9,032	(9,032)
Balance: March 31, 2014	2,750	$28	25,257,700	$960,891	$101,823,820	$(85,679,653)	$(1,598,710)	$2,000,211

See accompanying notes to condensed consolidated financial statements.

ZBB Energy Corporation
Condensed Consolidated Statements of Cash Flows

	Nine months ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(5,050,739)	$(9,236,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	580,379	552,079
Amortization of intangible assets	411,073	549,532
Stock-based compensation	450,796	570,604
Equity in loss of investee company	303,910	651,555
Amortization of discounts and debt issuance costs on notes payable	14,566	-
Purchase price adjustment	-	45,000
Changes in assets and liabilities
Accounts receivable	(136,095)	(605,430)
Inventories	823,670	(121,558)
Prepaids and other current assets	(51,346)	1,831
Refundable income taxes	43,253	(118,682)
Accounts payable	62,213	48,340
Accrued compensation and benefits	29,610	(87,710)
Accrued expenses	715,707	(417,946)
Customer deposits	(991,967)	(174,644)
Net cash used in operating activities	(2,794,971)	(8,343,103)
Cash flows from investing activities
Expenditures for property and equipment	(39,907)	(106,479)
Investment in investee company	-	-
Deposits of restricted cash	(9,713)	(60,000)
Net cash used in investing activities	(49,620)	(166,479)
Cash flows from financing activities
Repayments of bank loans and notes payable	(843,262)	(877,312)
Proceeds from issuance of preferred stock and warrants	3,000,000	-
Preferred stock issuance costs	(96,967)	-
Proceeds from issuance of common stock	14,231,250	4,244,689
Common stock issuance costs	(1,149,786)	(177,606)
Proceeds from noncontrolling interest	-	5,500
Net cash provided by financing activities	15,141,235	3,195,271
Effect of exchange rate changes on cash and cash equivalents	-	776
Net increase (decrease) in cash and cash equivalents	12,296,645	(5,313,535)
Cash and cash equivalents - beginning of period	1,096,621	7,823,217

Cash and cash equivalents - end of period	$13,393,266	$2,509,683

Cash paid for interest	$137,763	$121,539
Cash received from foreign income tax credit	133,996	-

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)
March 31, 2014

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

ZBB Energy Corporation (“ZBB,” “we,” “us,” “our” or the “Company”) develops, licenses, and manufactures distributed energy storage solutions based upon the Company’s proprietary zinc bromide rechargeable electrical energy storage technology and proprietary power electronics systems.  ZBB was incorporated in Wisconsin in 1998 and is headquartered in Wisconsin, USA with offices also located in Perth, Western Australia.

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

The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidy ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.) which has an advanced engineering and development facility in Perth, Australia; and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong which was formed in connection with the Company’s investment in a China joint venture.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the nine month period ended March 31, 2014 are not necessarily indicative of the results that might be expected for the year ending June 30, 2014.

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

Restricted Cash on Deposit

The Company had $69,713 and $60,000 in restricted cash on deposit as of March 31, 2014 and June 30, 2013, respectively, as collateral for certain credit arrangements.

Accounts Receivable

The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable include no allowance for doubtful accounts as of March 31, 2014 and June 30, 2013 as management has concluded all outstanding balances are expected to be collected in full.  The composition of accounts receivable is as follows as of March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Current	$405,334	$236,296
30-60 days	7,802	50,000
60-90 days	9,990	-
Over 90 days	159,894	160,629
Total	$583,020	$446,925

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

Property, Plant and Equipment

Land, building, equipment, computers, furniture and fixtures are recorded at cost.  Maintenance, repairs and betterments are charged to expense as incurred. Depreciation is provided for all plant and equipment on a straight-line basis over the estimated useful lives of the assets.  The estimated useful lives used for each class of depreciable asset are:

Estimated Useful Lives
Manufacturing equipment	3 - 7 years
Office equipment	3 - 7 years
Assets held for lease	18 months
Building and improvements	7 - 40 years

The Company completed a review of the estimated useful lives of specific assets during the quarter ended March 31, 2014 and determined that there were no changes in the estimated useful lives of assets.

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

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of March 31, 2014 and June 30, 2013.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant, equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were no long-lived assets impaired as of March 31, 2014 and June 30, 2013 (see Notes 5 and 6).

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

As of March 31, 2014 and June 30, 2013, included in the Company’s accrued expenses were $651,136 and $479,873 respectively, related to warranty obligations.  Such amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The following is a summary of accrued warranty activity:

	Nine Months Ended March 31, 2014	Year Ended June 30, 2013

Beginning balance	$479,873	$418,557
Accruals for warranties during the period	461,232	404,096
Settlements during the period	(497,000)	(95,543)
Adjustments relating to preexisting warranties	207,030	(247,237)
Ending balance	$651,136	$479,873

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

From time to time, we may enter into separate agreements at or near the same time with the same customer.  We evaluate such agreements to determine whether they should be accounted for individually as distinct arrangements or whether the separate agreements are, in substance, a single multiple element arrangement.  We evaluate whether the negotiations are conducted jointly as part of a single negotiation, whether the deliverables are interrelated or interdependent, whether the fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to another arrangement.  Our evaluation involves significant judgment to determine whether a group of agreements might be so closely related that they are, in effect, part of a single arrangement.

Our collaboration agreements typically involve multiple elements or deliverables, including upfront fees, contract research and development, milestone payments, technology licenses or options to obtain technology licenses, and royalties.  For arrangements containing multiple elements, revenue relating to undelivered elements is deferred at the estimated fair value until delivery of the deferred elements. To be considered a separate element, the product or service in question must represent a separate unit under SEC Staff Accounting Bulletin 104, and fulfill the following criteria: the delivered item(s) has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the arrangement does not meet all criteria above, the entire amount of the transaction is deferred until all elements are delivered. Revenue from time and materials based service arrangements is recognized as the service is performed.

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

Total revenues of $4,572,318 and $6,602,896 were recognized for the three and nine months ended March 31, 2014, respectively.  Revenues for the three months ended March 31, 2014 were comprised of one significant customer (83% of total revenues) and revenues for the nine months ended March 31, 2014 were comprised of two significant customers (84% of total revenues).  Total revenues of $2,119,191 and $6,690,519 were recognized for the three and nine months ended March 31, 2013, respectively.  Revenues for the three months ended March 31, 2013 were comprised of one significant customer (72% of total revenues) and revenues for the nine months ended March 31, 2013 were comprised of six significant customers (77% of total revenues).

Engineering, Development, and License Revenues

We assess whether a substantive milestone exists at the inception of our agreements.  In evaluating if a milestone is substantive we consider whether:

•	Substantive uncertainty exists as to the achievement of the milestone event at the inception of the arrangement;
•
The achievement of the milestone involves substantive effort and can only be achieved based in whole or in part on our performance or the occurrence of a specific outcome resulting from our performance;

•	The amount of the milestone payment appears reasonable either in relation to the effort expended or the enhancement of the value of the delivered item(s);
•	There is no future performance required to earn the milestone; and
•	The consideration is reasonable relative to all deliverables and payment terms in the arrangement

If any of these conditions are not met, we do not consider the milestone to be substantive and we defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance, if any.

On December 13, 2011, the Company entered into a joint development and license agreement with a global technology company to jointly develop flow batteries. The objective of the joint development agreement is to develop low cost, high energy density grid scale flow battery stacks and systems that could lead to a significant cost reduction for grid level storage.  The Company recognizes revenue under this agreement upon achievement of certain performance milestones.  The Company recognized $0 and $200,000 of revenue under this agreement in the three and nine months ended March 31, 2014 and $100,000 and $300,000 in the three and nine months ended March 31, 2013.

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

On December 16, 2013, the Company and Lotte entered into a Research and Development Agreement (the “R&D Agreement”) pursuant to which the Company has agreed to develop and provide to Lotte a Zinc Bromide chemical flow battery system, including a Zinc Bromide chemical flow battery module and related software (the “Product”), on the terms and conditions set forth in the R&D Agreement (the “Project”).    The Project is scheduled to continue until December 16, 2015, unless extended by the mutual agreement of the Company and Lotte.  Subject to the satisfaction of certain specified milestones, Lotte is required to make payments to the Company under the R&D Agreement totaling $3,000,000 over the term of the Project.  ZBB will recognize revenue based upon a Performance Based Method pursuant to the model described in ASC 980-605-25, where revenue is recognized based on the lesser of the amount of nonrefundable cash received or the amounts due based on the proportional amount of the total effort expected to be expended on the contract that has been provided to date as there does not exist substantial doubt that the milestones will be achieved.  The Company recognized $750,000 of revenue under this agreement in the three and nine months ended March 31, 2014 and $0 in the three and nine months ended March 31, 2013.

Additionally, on December 16, 2013, the Company and Lotte entered into an Amended License Agreement (the “Amended License Agreement”).  Pursuant to the Amended License Agreement, the Company granted to Lotte, (1) an exclusive and royalty-free limited license in Korea to use the Company’s Zinc Bromide flow battery module, Zinc Bromide flow battery stack and the technical information and know how related to the intellectual property arising from the Project (collectively, the “Technology”) to manufacture or sell a Zinc Bromide flow battery (the “Lotte Product”) in Korea and (2) a non-exclusive (a) royalty-free limited license for Lotte and its affiliates to use the Technology internally in all locations other than China and Korea to manufacture the Lotte Product and (b) royalty-bearing limited license to sell the Lotte Product in all locations other than China, the United States and Korea.  Lotte is required to pay the Company a total license fee of $3,000,000 under the Amended License Agreement plus up to an additional $1,000,000 if certain specific milestones are successfully achieved.  In addition, Lotte is required to make ongoing royalty payments to the Company equal to a single digit percentage of Lotte’s sales of the Lotte Product outside of Korea until December 31, 2019.  The license fees are subject to a16.5% non-refundable Korea withholding tax.  The Company recognized $3,000,000 of a one-time upfront license fee in revenue under this agreement in the three and nine months ended March 31, 2014 and $0 in the three and nine months ended March 31, 2013.

Included in engineering and development revenues were $750,000 and $950,000 for the three and nine months ended March 31, 2014 and $100,000 and $318,183 for the three and nine months ended March 31, 2013 related to collaborative agreements.  Engineering and development costs related to the collaboration agreements totaled $65,560 and $109,196 for the three and nine months ended March 31, 2014 and $62,118 and $107,183 for the three and nine months ended March 31, 2013, respectively.

As of March 31, 2013 and June 30, 2013, the Company had no unbilled amounts from engineering and development contracts in process. The Company had received $0 and $45,300 in customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work, as of March 31, 2014 and June 30, 2013, respectively.

There were $3,750,000 in payments received and $3,750,000 of revenue recognized under the Lotte agreements in the nine months ended March 31, 2014.

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

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” This ASC Topic requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of March 31, 2014 and June 30, 2013.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s U.S. Federal income tax returns for the years ended June 30, 2009 through June 30, 2013 and the Company’s Wisconsin and Australian income tax returns for the years ended June 30, 2009 through June 30, 2013 are subject to examination by taxing authorities.

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

Loss per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the nine months ended March 31, 2014 and 2013 there were 9,474,075 and 3,308,576 shares of common stock underlying convertible preferred stock, options, restricted stock units and warrants that are excluded, respectively.

Concentrations of Credit Risk and Fair Value

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains significant cash deposits primarily with three financial institutions.  All deposits are fully insured as of March 31, 2014. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit ratings of these institutions as part of its banking strategy.

Concentrations of credit risk with respect to accounts receivable are limited due to accelerated payment terms in current customer contracts and creditworthiness of the current customer base.

The carrying amounts of cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments. The carrying value of bank loans and notes payable approximate fair value based on their terms which reflect market conditions existing as of March 31, 2014 and June 30, 2013.

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

The Company’s investment in AHMN was made through Holdco.  Pursuant to the Holdco Agreement, the Company contributed to Holdco technology via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest and PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest.  The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011. The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012.  For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s consolidated financial statements as a noncontrolling interest.  For the three and nine months ended March 31, 2014, AHMN had a net loss of $255,994 and $1,403,610, respectively.  For the three and nine months ended March 31, 2013, AHMN had a net loss of $547,028 and $2,057,611, respectively.

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

The Company had product sales of $293,296 and $833,757 to AHMN during the three and nine months ended March 31, 2014, respectively.  The Company had product sales of $91,632 and $924,347 to AHMN during the three and nine months ended March 31, 2013, respectively.

The operating results for AHMN for the three and nine months ended March 31, 2014 and 2013 are summarized as follows:

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013

Revenues	$141,162	$-	$237,345	$-
Gross Profit (loss)	(184,029)	-	(236,776)	-
Income (loss) from operations	(636,420)	(539,212)	(1,851,480)	(2,049,880)
Net Income (loss)	(255,994)	(547,028)	(1,403,610)	(2,057,611)

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $4,746,829 attributable to ZBB Energy Corporation for the nine months ended March 31, 2014 and as of March 31, 2014 has an accumulated deficit of $85,679,653 and total ZBB Energy Corporation equity of $15,506,376.  The ability of the Company to settle its total liabilities of $5,973,345 and to continue as a going concern is dependent upon increasing revenues and achieving profitability.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We believe that cash and cash equivalents on hand at March 31, 2014, expected collections on the Lotte R&D Agreement and other potential sources of cash, will be sufficient to fund our current operations through fiscal year 2015.  However, there can be no assurances that unforeseen circumstances will not require the Company to raise additional investment capital to fund its operations.
If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 4 – INVENTORIES

Inventories are comprised of the following as of March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Raw materials	$763,201	$1,181,557
Work in progress	985,406	1,278,219
Total	$1,748,607	$2,459,776

NOTE 5– PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013
Land	$217,000	$217,000
Building and improvements	3,520,872	3,520,872
Manufacturing equipment	3,697,468	3,819,533
Office equipment	399,417	403,541
Assets held for lease	-	355,986
Construction in process	-	24,300
Total, at cost	7,834,757	8,341,232
Less, accumulated depreciation	(3,308,027)	(3,161,525)
Property, Plant & Equipment, Net	$4,526,730	$5,179,707

NOTE 6– INTANGIBLE ASSETS

Intangible assets are comprised of the following as of March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30,2013
Non-compete agreement	$310,888	$310,888
License agreement	288,087	288,087
Trade secrets	1,599,122	1,599,122
Total, at cost	2,198,097	2,198,097
Less, accumulated amortization	(2,198,097)	(1,787,024)
Intangible Assets, Net	$-	$411,073

Estimated amortization expense for the fiscal period ending June 30, 2014 is $411,073.

NOTE 7 – GOODWILL

The Company acquired ZBB Technologies, Inc., a former wholly-owned subsidiary, through a series of transactions in March 1996.  ZBB Technologies Inc. was subsequently merged with and into ZBB Energy Corporation on January 1, 2012.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of March 31, 2014 and June 30, 2013.

NOTE 8 – BANK LOANS AND NOTES PAYABLE

Bank loans and notes payable consisted of the following at March 31, 2014 and June 30, 2013:

	March 31, 2014	June 30, 2013

Bank loan payable of principal and interest at a rate equal to prime plus 1.50%, as defined, subject to a floor of 4.75% with principal due at maturity on January 1, 2014; collateralized by accounts receivable and inventory related to a specific customer contract.	$-	$213,750

Note payable to the seller of Tier Electronics of $495,000 payable on January 21, 2014. Interest accrued at a rate of 8% and was payable monthly. The promissory note was collateralized by the Company’s membership interest in its wholly-owned subsidiary Tier Electronics, LLC; paid in full during fiscal 2014. See note (a) below.	-	495,000

Note payable to Wisconsin Department of Commerce payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement. See note (b) below.	1,135,235	1,136,195

Bank loan payable in fixed monthly payments of $6,800 of principal and interest at a rate of 0.25% below prime, as defined, subject to a floor of 5% with any principal due at maturity on June 1, 2018; collateralized by the building and land.	637,161	673,339

Note payable in fixed monthly installments of $6,716 of principal and interest at a rate of 5.5% with any principal due at maturity on May 1, 2028; collateralized by the building and land.	710,014	734,228

Bank loan payable in monthly installments of $21,000 of principal and interest at a rate equal to prime, as defined, subject to a floor of 4.25%; paid in full during fiscal 2014.	-	29,076
	$2,482,410	$3,281,588

(a)
If the federal capital gains tax rate exceeded 15% and or the State of Wisconsin capital gains tax rate exceeded 5.425% at any time prior to the payment in full of the unpaid principal balance and accrued interest on the promissory note, then the principal amount of the promissory note was to be retroactively increased by an amount equal to the product of (a) the aggregate amount of federal and state capital gain realized by the Seller or Seller’s sole member, as applicable, in connection with the acquisition, multiplied by (b) the  difference between (i) the combined federal and State of Wisconsin capital gains tax rate as of the date of calculation, minus (ii) the combined federal and State of Wisconsin capital gains tax rate of 20.425% as of January 21, 2011.  Any adjustment to the principal amount of the promissory note was to be effected by increasing the amount of the last payment due under the promissory note without affecting the next regularly scheduled payment(s) under the promissory note.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed, effectively raising the top rate for capital gains to 20%.  The Company recorded an additional $45,000 of principal due under this note as other expense for the year ended June 30, 2013.

(b)
As of April 2013, the Wisconsin Department of Commerce granted the Company a 12 month deferral of the required installment payments of $22,800.  On March 1, 2014, fifty equal monthly installments of $23,685 commenced through April 1, 2018 with the final installment due on May 1, 2018.

Maximum aggregate annual principal payments for fiscal periods subsequent to March 31, 2014 are as follows:

2014 (three months)	$86,227
2015	351,146
2016	361,065
2017	371,407
2018	358,389
2019 and thereafter	954,176
$2,482,410

NOTE 9 – EMPLOYEE/DIRECTOR EQUITY INCENTIVE PLANS

During the nine months ended March 31, 2014 and 2013, the Company’s results of operations include compensation expense for stock options and restricted stock units (“RSUs”) granted under its various equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $979,005 and $570,604, based on the amortized grant date fair value of options and RSUs during the nine months ended March 31, 2014 and 2013, respectively.

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

In aggregate for all plans, at March 31, 2014 the Company had a total of 1,073,117 options outstanding, 2,146,813 RSUs outstanding and 401,260 shares available for future grant under the Omnibus Plan and 19,304 shares available for future grant under the 2012 Director Equity Plan.

Information with respect to stock option activity under the employee and director plans is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at July 1, 2012	847,813	$6.25
Options granted	142,710	1.88
Options forfeited	(205,239)	5.05
Balance at June 30, 2013	785,284	5.75	5.34
Options granted	299,700	0.80
Options forfeited	(11,867)	2.61
Balance at March 31, 2014	1,073,117	$4.61	5.41

During the nine months ended March 31, 2014 options to purchase 299,700 shares were granted to employees exercisable at $0.76 to $1.90 per share based on service based vesting terms from July 2013 through March 2017 and exercisable at various dates through March 2022. During the nine months ended March 31, 2013 options to purchase 142,610 shares were granted to employees exercisable at prices from $1.75 to $1.90 per share based on various service and performance based vesting terms from July 2012 through March 2015 and exercisable at various dates through March 2020.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the nine months ended March 31, 2014 and 2013 using the Black-Scholes option-pricing model:

	Nine months ended March 31,
	2014	2013
Expected life of option (years)	4	4
Risk-free interest rate	0.95 - 1.20%	0.46 - 0.61%
Assumed volatility	94 - 155%	96 - 104%
Expected dividend rate	0%	0%
Expected forfeiture rate	4.91 - 5.62%	4.19 - 6.66%

Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

A summary of the status of unvested employee stock options as of March 31, 2014 and June 30, 2013 and changes during the years ended is presented below:

	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at July 1, 2012	449,499	$4.70
Granted	142,710	1.88
Vested	(158,390)	4.75
Forfeited	(171,152)	4.21
Balance at June 30, 2013	262,668	3.44
Granted	299,700	0.80
Vested	(117,887)	3.57
Forfeited	(3,398)	2.04
Balance at March 31, 2014	441,083	$1.62	7.08

Total fair value of options granted in the nine months ended March 31, 2014 and 2013 was $207,789 and $167,167, respectively.  At March 31, 2014, there was $198,391 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over the next three years.

The Company compensates its directors with RSUs and cash.  On December 20, 2013, 455,696 RSUs were granted to the Company’s directors in partial payment of directors fees through November 2014 under the 2012 Director Equity Plan.  As of March 31, 2014, 452,850 of the RSUs had vested and there were $245,502 in directors’ fees expense settled with RSUs for the period ended March 31, 2014.

On May 1, 2013, the Company’s President and CEO and Chief Operating Officer were awarded 200,000 RSUs each which would have vested on the satisfaction of certain performance targets.  The RSU’s were forfeited on December 31, 2013 resulting in a credit to selling, general and administrative expense of $406,000 during the nine months ended March 31, 2014.  On January 14, 2014, the Company’s President and CEO and Chief Operating Officer were awarded 500,000 RSUs each of which 100,000 vested immediately upon grant, and the remaining 400,000 will vest on the satisfaction of certain performance targets as of June 30, 2014.  200,000 of the 400,000 RSUs are classified as liability awards because they provide for cash settlement (although the Company has the ability to convert these RSUs to share settlement at its option).  The cash settled RSU award liability is measured at its fair value at the end of each reporting period and, therefore, will fluctuate based on the performance of the Company’s common stock.  The estimated expense for the three months ending June 30, 2014 is $1,244,000 for the January 14, 2014 RSU’s.

As of March 31, 2014 there were 1,067,846 unvested RSUs outstanding which will vest through January 15, 2016 and $1,360,663 in unrecognized compensation cost related to unvested RSUs which are expected to be recognized through January 15, 2016.  Shares of common stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

The table below summarizes the status of restricted stock unit balances:

	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at July 1, 2012	489,687	$3.60
RSUs granted	970,000	1.30
RSUs forfeited	(320,000)	1.30
Shares issued	(8,000)	1.70
Balance at June 30, 2013	1,131,687	2.30
RSUs granted	1,460,696	0.88
RSUs forfeited	(400,000)	1.45
Shares issued	(45,570)	1.31
Balance at March 31, 2014	2,146,813	$1.50

NOTE 10 - WARRANTS

At March 31, 2014, the following warrants to purchase the Company’s common stock were outstanding and exercisable:

•
81,579 warrants exercisable at $0.95 per share and which expire in September 2016 issued as placement agent’s compensation in connection with the sale of $3 million of preferred stock on September 27, 2013 as described in Note 11.

•
1,710,526 warrants exercisable at $0.95 per share and which expire in September 2016 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $3 million of preferred stock on September 27, 2013 described in Note 11. On March 26, 2014, 1,447,369 warrants were exercised via a cashless exercise resulting in the issuance of 850,169 shares of common stock of the Company.

•	15,000 warrants exercisable at $2.10 per share which expire in July 2015 issued as partial payment for services.

•
306,902 warrants exercisable at $2.375 per share and which expire in June 2017 issued in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $12 million of common stock on June 19, 2012 as described in Note 11.  On March 19, 2014, 272,159 warrants were exercised via a cashless exercise resulting in the issuance of 53,048 shares of common stock of the Company.

•
511,604 warrants exercisable at $2.65 per share and which expire in May 2017 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes on May 1, 2012.

•	12,100 warrants exercisable at $5.00 per share which expire March 2015 through July 2015 issued as partial payment for services.

•	224,375 warrants exercisable at $5.20 per share and which expire in September 2015 issued to certain purchasers of Company shares in March 2010.

•	71,667 warrants exercisable at $6.65 per share and which expire in August 2015 issued to certain purchasers of Company shares in August 2009.

The table below summarizes warrant balances:

	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at July 1, 2012	1,400,506	3.15
Warrants granted	21,300	2.95
Warrants expired	-	-
Warrants exercised	-	-
Balance at June 30, 2013	1,421,806	$3.15
Warrants granted	3,239,474	0.95
Warrants expired	(8,000)	2.80
Warrants exercised	(1,719,528)	1.18
Balance at March 31, 2014	2,933,752	$1.88

NOTE 11 – EQUITY

On March 19, 2014, the Company completed an underwritten public offering of its common stock at a price to the public of $2.25 per share.  The Company sold a total of 6,325,000 shares of its common stock in the offering for aggregate proceeds of approximately $14.2 million.  The Company received approximately $13.1 million of net proceeds from the offering, after deducting the underwriting discount and expenses.

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

Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%.  The net proceeds to the Company, after deducting $90,127 of offering costs, were $2,909,873.  During the three months ended March 31, 2014, 250 shares of Preferred Stock were converted into 276,482 shares of common stock of the Company.  At March 31, 2014, 2,750 shares of Preferred Stock were convertible into 3,041,282 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Corporation, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  At March 31, 2014 the liquidation preference of the Preferred Stock was $5,641,510.

In connection with the purchase of the Preferred Stock, investors received warrants to purchase a total of 3,157,895 shares of Common Stock at an exercise price of $0.95.  The warrants are exercisable at any time prior to September 27, 2016.  On March 26, 2014, 1,447,368 warrants were exercised via a cashless exercise resulting in the issuance of 850,169 shares of common stock of the Company.  In addition, the Company issued a total of 81,579 warrants to a placement agent in connection with the transaction.  These warrants expire on September 27, 2016.

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

Through March 31, 2014 the Company had issued a total of $2,903,190 of shares of common stock under this facility and $7,096,810 remained available.  In accordance with applicable NYSE MKT rules, shareholder approval would have been required for the Company to sell in excess of 3,104,341 shares pursuant to the Aspire Purchase Agreement.  Through March 31, 2014 the Company had issued a total of 2,186,053 shares pursuant to the Aspire Purchase and had the ability to sell up to 918,288 additional shares under the Aspire Purchase Agreement.  The Company has not made any additional sales to Aspire under the Agreement since June 30, 2013.  In light of limitations on the Company’s ability to continue to effectively use the Aspire Purchase Agreement, including NYSE MKT limitations and SEC registration requirements, the Company has no current plans to sell any additional shares under the agreement.

NOTE 12 – COMMITMENTS

Leasing Activities

The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expires October 31, 2016.  The rental rate was $75,596 per annum (A$72,431) and was subject to an annual CPI adjustment. Rent expense was $23,340 and $69,525 for the three and nine months ended March 31, 2014, respectively and $25,907 and $77,632 for the three and six months ended December 31, 2012, respectively.  In July of 2011 the Company renewed the lease on its Australian research and development facility through October 2016 at a rental rate of $95,855 per annum (A$95,000) subject to an annual CPI adjustment.  The Company also leased a building from an officer of its subsidiary, Tier Electronics LLC, who is also a shareholder and director, under a lease agreement that was due to expire on December 31, 2014.  Subsequently a lease termination agreement was entered into on October 20, 2013, which terminated the lease effective December 31, 2013 for a fee of $21,000.  The rent expense for the three and nine months ended March 31, 2014 was $0 and $63,000, respectively and $21,000 and $63,000 for the three and nine months ended March 31, 2013.  The Company was required to pay real estate taxes and other occupancy costs related to the facility.

The future payments required under the terms of the leases for fiscal periods subsequent to March 31, 2014 are as follows:

2014 (three months)	$23,217
2015	92,867
2016	30,956
$147,039

Employment Contracts

The Company has entered into employment contracts with executives and management personnel. The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits. The employment contracts generally have no set term and can be terminated by either party. There is a provision for payments of up to six months of annual salary as severance if we terminate a contract without cause, along with the acceleration of certain unvested stock option grants.

NOTE 13 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $29,484 and $97,629 for the three and nine months ended March 31, 2014, respectively.  Expenses under these plans were $33,307 and $98,457 for the three and nine months ended March 31, 2013, respectively.

NOTE 14— INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Nine months ended March 31,
	2014	2013
Current	$(86,848)	$(110,866)
Deferred	-	-
Provision (benefit) for income taxes	$(86,848)	$(110,866)

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of March 31, 2014 and June 30, 2013.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Nine months ended March 31,
	2014	2013
Income tax expense/(benefit) computed at the U.S. federal statutory rate	-34%	-34%
Foreign tax expense/(benefit)	-2%	-1%
Change in valuation allowance	34%	34%
Total	-2%	-1%

Significant components of the Company’s net deferred income tax assets as of March 31, 2014 and June 30, 2013 were as follows:

	March 31, 2014	June 30, 2013
Federal net operating loss carryforwards	$20,924,016	$19,777,894
Federal - other	2,455,559	2,273,021
Wisconsin net operating loss carryforwards	2,485,514	2,482,692
Australia net operating loss carryforwards	1,430,293	1,398,139
Deferred income tax asset valuation allowance	(27,295,382)	(25,931,746)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $61.5 million as of March 31, 2014, that expire at various dates between June 30, 2016 and 2033.  The Company also has $2.4 million in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization.  The Company has U.S. federal research and development tax credit carryforwards of approximately $222,944 as of March 31, 2014 that expire at various dates through June 30, 2033.  As of March 31, 2014, the Company has approximately $52 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2014 and 2028.  As of March 31, 2014, the Company also has approximately $5 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	March 31, 2014	June 30, 2013
Beginning balance	$193,097	$208,593
Effect of foreign currency translation	$-	$(15,496)
Ending balance	$193,097	$193,097

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

NOTE 15— SUBSEQUENT EVENT

On April 9, 2014 the Company’s President and CEO was awarded 200,000 RSUs which vested immediately upon grant.  The estimated expense for the three months ended June 30, 2014 is $360,000 for the April 9, 2014 RSUs.

ZBB ENERGY CORPORATION

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

ZBB Energy Corporation (“We,” “Us,” “Our,” “ZBB” or the “Company”) develops, licenses and manufactures modular, scalable and environmentally friendly power systems (ZBB EnerSystem) based upon the Company’s proprietary zinc bromide rechargeable electrical energy storage technology.

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

Additionally, on December 16, 2013 we entered into an Amended License Agreement with Lotte (the “Amended License Agreement”).  Pursuant to the Amended License Agreement, we granted to Lotte, (1) an exclusive and royalty-free limited license in Korea to use the Company’s Zinc Bromide flow battery module, Zinc Bromide flow battery stack and the technical information and know how related to the intellectual property arising from the Project (collectively, the “Technology”) to manufacture or sell a Zinc Bromide flow battery (the “Lotte Product”) in Korea and (2) a non-exclusive (a) royalty-free limited license for Lotte and its affiliates to use the Technology internally in all locations other than China and Korea to manufacture the Lotte Product and (b) royalty-bearing limited license to sell the Lotte Product in all locations other than China, the United States and Korea.  Lotte is required to pay us a total license fee of $3,000,000 under the Amended License Agreement plus up to an additional $1,000,000 if certain specific milestones are successfully achieved.  In addition, Lotte is required to make ongoing royalty payments to the Company equal to a single digit percentage of Lotte’s sales of the Lotte Product outside of Korea until December 31, 2019.  The license fees are subject to a 16.5% non-refundable Korea withholding tax.

Risks and Uncertainties

The following discussion of the consolidated financial position and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the Company’s annual report filed on Form 10-K/A for the fiscal year ended June 30, 2013. In addition to historical information, this discussion contains forward-looking statements such as statements of the Company’s expectations, plans, objectives and beliefs. These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology.  In addition to the risks and uncertainties faced generally by participants in the renewable energy industry, we face the following risks and uncertainties:

•	Our stock price could be volatile and our trading volume may fluctuate substantially.
•	We have incurred losses and anticipate incurring continuing losses.
•	We expect that we will require additional financing.
•	Our industry is highly competitive and we may be unable to successfully compete.
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
•
We are currently subject to a compliance plan with NYSE MKT and if we fail to make progress consistent with such plan our common stock may be delisted from the NYSE MKT, which would cause our common stock to become less liquid.

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

Results of Operations

Three months ended March 31, 2014 compared with the three months ended March 31, 2013

Revenue:

Our revenues for the three months ended March 31, 2014 and 2013 were $4,572,318 and $2,119,191, respectively.  The increase of $2,453,127 was the result of a $1,196,873 decrease in product sales, a $650,000 increase in engineering and development revenues and a $3,000,000 increase in license revenues due to receipt of a one-time upfront license fee under our Amended License Agreement with Lotte as compared to the three months ended March 31, 2013.

Costs and Expenses:

Total costs and expenses for the three months ended March 31, 2014 and 2013 were $4,576,267 and $4,895,303, respectively.  This decrease of $319,036 in the three months ended March 31, 2014 was primarily due to the following factors:

•	$1,214,858 decrease in costs of product sales principally due to decreased product sales;
•	$197,558 decrease in advanced engineering and development expenses due to a decrease in activities related to product development;
•
$1,228,334 increase in selling, general and administrative expenses was principally due to an increase of $764,950 in stock based compensation attributed to performance based awards and $495,000 in non-refundable Korea withholding tax related to the one-time upfront license fee under our Amended License Agreement with Lotte.

Other Expense:

Total Other Expense for the three months ended March 31, 2014 decreased by $122,212 to $81,146 from $203,358 for the three months ended March 31, 2013 primarily as a result of a $63,104 decrease in equity in loss of investee company and a $45,000 decrease in other expense.

Income Taxes (Benefit):

The benefit for income taxes during the three months ended March 31, 2014 increased by $1,883 to $38,598 from $36,715 for the three months ended March 31, 2013.

Net Loss:

Our net loss for the three months ended March 31, 2014 decreased by $2,833,244 to $8,931 of net income from the $2,824,313 net loss for the three months ended March 31, 2013.  This decrease in loss was primarily the result of the increases in revenues related to a one-time upfront license fee under the Lotte Amended License Agreement as described above.

Nine months ended March 31, 2014 compared with the nine months ended March 31, 2013

Revenue:

Our revenues for the nine months ended March 31, 2014 and 2013 were $6,602,896 and $6,690,519, respectively.  The decrease of $87,623 was the result of a $3,719,440 decrease in commercial product sales, a $631,817 increase in engineering and development revenues, and a $3,000,000 increase in license revenues due to receipt of a one-time upfront license fee under our Amended License Agreement with Lotte as compared to the nine months ended March 31, 2013.

Costs and Expenses:

Total costs and expenses for the nine months ended March 31, 2014 and 2013 were $11,315,744 and $15,208,941, respectively.  This decrease of $3,898,197 in the nine months ended March 31, 2014 was primarily due to the following factors:

•	a $3,820,598 decrease in costs of product sales principally due to decreased product sales;
•	a $428,368 decrease in advanced engineering and development due to a decrease in activities related to product development; And
•
$489,856 increase in selling, general and administrative expenses was principally due to $495,000 in non-refundable Korea withholding tax related to the one-time upfront license fee under our Amended License Agreement with Lotte.

Other Expense:

Total Other Expense for the nine months ended March 31, 2014 decreased by $403,960 to $424,783 from $828,698 for the nine months ended March 31, 2013 primarily as a result of a $347,645 decrease in equity in loss of investee company and a $45,896 decrease in other expense.

Income Taxes (Benefit):

The benefit for income taxes during the nine months ended March 31, 2014 decreased by $24,017 to $86,848 from $110,866 for the nine months ended March 31, 2013.

Net Loss:

Our net loss for the nine months ended March 31, 2014 decreased by $4,043,731 to $4,796,829 from the $8,790,560 net loss for the nine months ended March 31, 2013.  This decrease in loss was primarily the result of increases in revenues related to a one-time upfront license fee under the Lotte Amended License Agreement as described above.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts.  Total paid in capital as of March 31, 2014 was $102,784,739.   We had a cumulative deficit of $85,679,653 as of March 31, 2014 compared to a cumulative deficit of $80,932,824 as of June 30, 2013.  At March 31, 2014 we had net working capital of $12,310,268 compared to a June 30, 2013 working capital deficit of $175,857.  Our shareholders’ equity as of March 31, 2014 and June 30, 2013 was $15,506,376 and $3,822,202, respectively.

On March 19, 2014, the Company completed an underwritten public offering of its common stock at a price to the public of $2.25 per share.  The Company sold a total of 6,325,000 shares of its common stock in the offering for aggregate proceeds of approximately $14.2 million.  The Company received approximately $13.1 million of net proceeds from the offering, after deducting the underwriting discount and expenses.

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”).  Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%.  At March 31, 2014 the Preferred Stock was convertible into a total of 3,043,693 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Corporation, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  The net proceeds to the Company, after deducting $90,127 of offering costs, were $2,909,873.  At March 31, 2014 the liquidation preference of the Preferred Stock was $5,641,510.

At March 31, 2014, our principal sources of liquidity were our cash and cash equivalents which totaled $13,462,979, accounts receivable of $583,020, and expected collections on the Lotte R&D Agreement.

We believe that cash and cash equivalents on hand at March 31, 2014, expected collections on the Lotte R&D Agreement and other potential sources of cash, will be sufficient to fund our current operations through fiscal year 2015.  However, unless we are able to increase our revenues and achieve profitability we will likely require additional investment capital to fund our operations.

If we are unable to obtain additional required funding, we may not be able to:

•	remain in operation;

•	execute our growth plan;

•	take advantage of future opportunities; or

•	respond to customers and competition.

Operating Activities

Our operating activities used net cash of $2,794,971 for the nine months ended March 31, 2014.  Cash used in operations resulted from a net loss of $5,050,739 reduced by $1,760,724 in non-cash adjustments and decreased by $495,044 in net changes to working capital.  Non-cash adjustments included $450,796 of stock-based compensation expense, and $991,452 of depreciation and amortization expense.  Net decreases in working capital were primarily due to increases in accounts receivable of $136,095 and accrued expenses of $715,707, offset by a decreases in inventories of $823,670 and in customer deposits of $991,967.

Investing Activities

Our investing activities used net cash of $49,620 for the nine months ended March 31, 2014, used for the purchase of property and equipment and deposits of restricted cash.

Financing Activities

Our financing activities provided net cash of $15,141,235 for the nine months ended March 31, 2014.  Net cash provided by financing activities was comprised principally of $3,000,000 in proceeds from the issuance of preferred stock, less preferred stock issuance costs of $96,967 and $14,231,250 in proceeds from the issuance of common stock, less common stock issuance costs of $1,149,786.  During the nine months ended March 31, 2014 we made repayments of $843,262 of principal on bank loans and notes payable.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2014.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Vice President of Finance have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, our Chief Executive Officer and Vice President of Finance have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that material information relating to the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II

OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.                   RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our most recent Annual Report on Form 10-K/A and in any subsequent Quarterly Reports on Form 10-Q.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Warrant Exercises

On March 19, 2014, 272,159 warrants issued in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC in June 2012 were exercised by utilizing the cashless exercise provision contained in the warrant.  As a result of this exercise we issued to the warrant holders 53,048 shares of common stock. On March 26, 2014, certain investors issued warrants in connection with our September 2013 private placement transaction exercised 1,447,369 warrants by utilizing the cashless exercise provision contained in the warrants.  As a result of these exercises we issued to the warrant holders 850,169 shares of common stock.

Conversion of Preferred Stock

On March 26, 2014, 250 shares of Series B Preferred Stock were converted into 276, 482 shares of Common Stock.

Exemptions from Securities Act

We believe the issuances of shares on exercise of the warrants via cashless exercise and conversion of Preferred Stock were exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof in as much as such issuances involved the issuance of shares to an existing security holder in exchange for other securities where no commission or other remuneration was paid or given for soliciting such exchange.

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

ZBB ENERGY CORPORATION

May 15, 2014	By:	/s/Eric C. Apfelbach
	Name:	Eric C. Apfelbach
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 15, 2014	By:	/s/ Dilek Wagner
	Name:	Dilek Wagner
	Title:	Vice President of Finance
(Principal financial officer and
Principal accounting officer)

EXHIBIT INDEX
Item 6 Exhibits:

Exhibit No.	Description	Incorporated by Reference to

10.1	First Amendment to License Agreement between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store Energy Co. Ltd. dated December 3, 2013

10.2	Professional Services Agreement between ZBB Energy Corporation and Jeff Reichard dated February 7, 2014
10.3	Employment Agreement between ZBB Energy Corporation and Dilek Wagner dated February 2, 2014
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files