Form 10-K
period 2014-06-30
ZBB ENERGY CORP
filed 2014-09-29
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No   ☒

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2013, which was the last business day of the registrant's most recently completed second fiscal quarter, was $14,843,314.

The number of shares of the registrant’s Common Stock outstanding as of September 29, 2014 was 39,022,174.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2014. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ZBB ENERGY CORPORATION

2014 FORM 10-K ANNUAL REPORT

PART I

Forward-Looking Statements

The following discussion should be read in conjunction with our accompanying Consolidated Financial Statements and Notes thereto included within this Annual Report on Form 10-K.  In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words. We believe that it is important to communicate our future expectations to our investors.  However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: the cost and timing of developing our products; our ability to raise the necessary capital to fund our operations; market acceptance of our ZBB EnerStore® and ZBB EnerSection® systems and other new products; our ability to grow rapidly while successfully managing our growth; our ability to establish and maintain relationships with third parties with respect to product development, manufacturing, distribution and servicing, and the supply of key product components; the cost and availability of components and parts for our products; our ability to develop commercially viable products; our ability to reduce product and manufacturing costs and improve our global supply chain; our ability to demonstrate system reliability for both our ZBB EnerStore and ZBB EnerSection products; our ability to successfully expand our product lines; competitive factors, such as price competition and competition from other traditional and alternative energy companies; our ability to manufacture products on a large-scale commercial basis; our ability to retain our managerial personnel and to attract additional personnel; the successful management of our international operations, including our international joint ventures; our ability to protect our intellectual property; the cost of complying with current and future federal, state and international governmental regulations; and other risks and uncertainties discussed under Item 1A—Risk Factors.  Readers should not place undue reliance on our forward-looking statements.  These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance.  Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

Item 1.    BUSINESS

ZBB Energy Corporation (“ZBB,” “we,” “us,” “our,” or the “Company”) develops innovative energy storage and power control products and capabilities that serve the global need for reliable power in off-grid and grid-connected environments, critically integral to accelerating the expansion of renewable energy generation in utility and behind the meter applications.   ZBB seeks to improve quality of life for an increasingly modernized and energy “hungry” population.

Incorporated in the United States in 1998, the Company focused on advancing proprietary zinc bromide rechargeable electrical energy storage technologies, ultimately leading to the current generation ZBB EnerStore flow battery utilizing the Company’s zinc bromide chemistry. In 2010, the Company accelerated its strategy to become a leading developer and manufacturer of modular, scalable and environmentally friendly power systems, leveraging its unique power electronics capabilities to provide the market with storage systems to serve a multitude of markets, applications and geographies.  The ZBB EnerSection power and energy control center was the resultant product introduced as the enabling technology to augment that in off-grid and grid-connected environments, all conventional and renewable generating assets are effectively prioritized and optimized to validate that loads are served with cost effective and reliable power and energy.  The Company’s capabilities target the growing global need for renewable energy, energy efficiency, power quality, and grid modernization.  ZBB’s combined energy storage and power electronics capabilities are presently deployed in markets and applications throughout the world, enhancing power reliability, independence and security.

Headquartered in Menomonee Falls, Wisconsin, USA, the consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidy ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.) which has an advanced engineering and development facility in Perth, Australia, and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong which was formed in connection with the Company’s investment in a China joint venture.

Target Markets

ZBB’s Power Control Systems, Energy Storage Technology and Power Quality products are used in a variety of applications in two primary markets, Utility Grid Power Distribution and Commercial & Industrial Buildings, Multi-Tenant Buildings and Communities.  ZBB enables utilities to reduce construction of under-utilized “peak” power generating plants and incorporate more renewable energy generating assets into the grid.  ZBB’s ability to provide modular and configurable power control and storage solutions can be tailored to meet virtually any need, whether it be shifting energy from low rate to high rate periods, or enabling complete grid independence.

Utility Grid Power Distribution

ZBB’s platforms for utility grid power distribution enable a significant increase in the incorporation of renewable energy generating assets to the grid, thereby providing for increased demand while precluding the need for massive spending on “peak power” generating plants only used for peak power demand that is often only a few hours at given periods.  Due to the modular design and high energy density of ZBB energy storage, systems are quickly and efficiently deployed in sizes up to several megawatt hours (MWh). Unlike other technologies, ZBB storage does not require large, temperature regulated structures to deliver operating performance and maximize capital efficiency. The majority of the world’s industrial nations are working aggressively to increase renewable energy generation, and ZBB’s products are designed to allow this to be done in an effective and efficient manner.

Incorporation of large amounts of residential renewable energy, or heavy community usage of “plug-in” hybrid vehicles, also poses a challenge to grid power quality and reliability.  The ZBB STATCOM product addresses this problem by adjusting, regulating and stabilizing voltage, as well as improving power quality for areas at the “edge of the grid”, such as remote cul-de-sacs, unstable areas and rural communities.

ZBB Addresses Numerous Grid Power Problems by Enabling:

•	Increased utility scale renewable energy generation to grid
•	“Shifting” of large amounts of energy from one time of day to another
•	Discharging stored energy for long periods of time
•	Limiting construction of new “peak power” assets
•	Increased utilization of existing “peak power” producing assets
•	Improved power quality and reliability in areas that are near the edge of the grid
•	Increased use of “plug-in” electric vehicles
•	Improved power quality and reliability in areas with high-density of rooftop solar
•	Firming of large renewable energy generating plants
•	Deployment of “dispatchable” and distributed generating assets
•	Tangible benefits of the “Smart Grid”, maximizing the efficiency and productivity of infrastructure

Power for Commercial & Industrial Buildings, Multi-Tenant Structures and Communities

ZBB products provide a wide range of power control and energy storage solutions for applications from off-grid island community power to implementation of solar power for buildings in dense commercial and industrial zones.  ZBB power control systems work with the storage technology that is best suited to each individual application, be it a flow battery, lithium ion, lead acid, ultra-capacitor or flywheel, alone or in combination.  ZBB brings solutions to the markets that are scalable and highly configurable, helping buildings or communities yield higher returns from their investments.  ZBB systems are safe and by design offer a small footprint, making them ideally suited for installations within buildings.

Advantages to Communities, Building Owners, Developers and Occupants:

•	Reduce costly demand charges and peak rates
•	Enable “net-zero” energy from the grid
•	Forecast energy delivered from solar assets and regulate energy storage assets to meet demand with minimal grid supplied energy
•	Supplement solar generated electricity during cloud cover ramp-up and ramp-down to provide stable power
•	Protect building equipment and critical functions from damaging power surges and grid outages
•	Protect the grid from power in areas where building premise generated electricity cannot be sent back to the grid
•	Instant back-up power in combination with or in lieu of a diesel gen set for elevators and other critical building functions
•	Use normally ‘stranded generating assets’ during grid outages
•	Minimize peak loads
•	Participate in utility demand response programs without curtailing operations
•	Maintain critical systems, such as elevator power, during power outages or failures
•	Dampen the impact of electric vehicle fast charging stations
•	Gain greater efficiency and improve reliability using a DC distribution system
•	Participate in Federal and State tax credits and grants
•	For off-grid communities, greatly reduce or eliminate altogether the use of diesel generators, leverage renewables and eliminate the use of environmental damaging lead-acid batteries

Our Products

These are disruptive times for the power industry, and the industry must adapt to meet the challenges of a grid built on old technology and inefficient transmission and distribution. With an abundance of renewable energy generation being realized in various domestic and international locations, problems utilizing power from renewables persist because the grid network cannot effectively utilize the additional and inherently variable generation propensity of renewables. The grid today simply is not designed to accommodate such influxes and their intrinsic variability.   Additionally, peak demand is often not realized during periods of maximum wind or sun, leading to a condition where overbuilding of heavily under-utilized generation capacity is required to meet the load during the highest usage periods of the day.  Energy storage systems that are capable of long discharge can shift significant amounts of energy from relatively lower demand to higher demand periods, reducing the need for build-out of low utilization “peak power” generation.

ZBB products address the increasingly overtaxed grid networks throughout the world by enabling variable power generation from renewable sources to be introduced in large amounts in an economical, clean and reliable manner, improving the quality of life for an energy hungry population.

ZBB products have also been instrumental in enabling breakthroughs in distributed energy and micro-grid deployment in grid interactive or completely off-grid applications.  From island power installations in the Pacific Ocean to remote off-grid power for military use and diesel displacement for back-up power for buildings in Hawaii, ZBB’s advanced energy storage and power control systems deliver highly effective solutions for a variety of needs.

Advanced Energy Storage Products

ZBB EnerStore flow batteries are efficient, safe and modular, enabling them to be easily scaled to installations of up to multiple MWh for a wide varied of utility, community or commercial and industrial building applications.  The ZBB EnerStore captures multiple value streams including time shifting, firming of renewables, load management and system backup.

ZBB EnerStore zinc-bromide flow batteries provide:

•	Long discharge capability for shifting large amounts of energy from one time of day to another
•	The lowest cost of ownership over a 20-year design life in bulk energy storage applications
•	High energy density and excellent safety for small footprint applications, such as commercial or occupied buildings
•	Quick deployment, requiring minimal site preparation and no additional infrastructure
•	A patented, integrated DC bus design requiring no onsite wiring for DC power connections
•	A black-start capable system with no external auxiliary power input required
•	A modular and scalable architecture from 50 kWh to Multi MWh from a single point of system connection
•	Wide ambient operating temperature range with no external structures or climate controlled enclosures that significantly increase cost and reduce overall energy efficiency
•	A system requiring no additional ventilation, fire suppression or spill containment for indoor locations

ZBB’s energy storage system expertise enables us to design and deploy customized systems using whatever storage technology is most effective and economical for the specific needs of the customer and application, including applications where the optimum solution utilizes multiple storage technologies in a “hybrid” configuration.

Advanced Power Control Systems and Distribution Grid Control Solutions

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

The ZBB EnerSection power and energy control center is:

•	The heart of the ZBB EnerSystem, requiring only a single point of connection to all connected power sources and storage
•	A universal, modular design integrating any power input and output with any storage device via discrete power electronic ‘buckets’
•	Easily and quickly expanded or modified in the field
•	Utilizes inverters that are certified by ETL to the UL1741 standard
•	Patented with a common DC bus seamlessly hybridizing multiple battery traits — providing a fast response with long discharge bulk storage as needed
•	Rated from 25kw to Multi MW
•	A system with a wide temperature range of -22°F to 104°F / -30°C to 40°C
•	Available with additional AC and/or DC output ‘buckets’ for continuous, grid independent power supply to critical loads onsite

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

ZBB Integrated Power Management System and Energy Storage

ZBB Technology:

•	Optimizes and integrates multiple, often intermittent energy sources into power that is manageable, cost-effective, clean, safe and secure
•	Often utilizes the ZBB EnerSection, a hybrid power conversion system and intelligent energy management system
•	Is configurable, modular, flexible and scalable for on-grid, off-grid and/or grid-as-backup
•	Has an open architecture that integrates multiple, simultaneous renewable energy sources including the grid as an input, with AC and/or DC critical power outputs
•	Combines with energy storage, like the ZBB EnerStore or in a hybrid storage configuration that provides continuous power regardless of momentary ramps up and down in generation supply and load demand
•	Is factory-built and tested for each customer application

The ZBB system can be configured with a variety of storage technologies to create the optimal solution for a given application. Each unique platform configuration provides an intelligent management system to realize multiple value streams including demand charge avoidance, enabling a higher penetration of renewables, management of DC circuits, avoiding turning loads off due to “Demand Response” and saving money by peak shaving or time shifting to lower rates.

Distribution Grid Control

As a natural extension of the proven ZBB power electronics platform, ZBB has engineered products to improve power quality, integrate Conservation Voltage Reduction (CVR) and improve Volt/ Var Optimization (VVO) at “edge of the grid” distribution networks.  With the ever-increasing deployment of smart meters, and penetration of distributed renewables, utilities require better control of their distribution system.

ZBB’s technology supplies the aforementioned benefits, and offers a smart meter function to provide the utility with real time feedback, insight and high resolution of local events. This capability can be integrated into the existing customer supervisory control and data acquisition (“SCADA”) telemetry, or as a stand-alone software solution such as VVO or CVR. The ZBB technology can be controlled by a central command in various operation modes and with a local autonomous control, allowing multiple systems to be deployed in a common area without issue.

Sales and Marketing

An important component of our marketing and sales strategy is to work with strategic partners in the United States and abroad who can help us achieve our business goals. ZBB has formalized and is executing on joint development and joint venture agreements in South Korea and China, and will continue to evolve strategic relationships in geographic markets that offer rapid and substantial growth opportunities. These strategic partners offer numerous benefits, such as market entry and penetration, low-cost manufacturing, financial consideration, technical complement, government relationships and integration as well as support services. A small but growing company, we continue to demonstrate the ability to accomplish global reach and create strong partnerships that allow us to rapidly advance market penetration and technology development.

Strategic Partners

We continue to utilize strategic partners to maximize our speed to market with solutions, augment our capabilities and expand our global presence.  Our product licensing and development agreements with Lotte Chemical in South Korea have enabled ZBB to fund development programs and significantly reduce our development cycle time.  Meineng Energy, our partner in China, has enabled us to expand our production in a low cost region, in addition to significantly increase our post-prototype test and characterization capability.  Both partners have spread the ZBB brand to their respective regions in a robust manner.

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

Intellectual Property

Our market position, in part, depends on our Intellectual Property (IP) portfolio and our ability to obtain and maintain intellectual property (IP) protection for our products, processes, technology and know-how. In addition, we must operate without infringing on the proprietary rights of others while preventing others from infringing on our proprietary rights. We seek to protect our IP by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and conduct of our business. We also rely on trademarks, trade secrets, know-how and continuing technological innovation to evolve and secure our proprietary position.

We have been issued international patents in several strategic countries including South Korea, China, Australia, Canada, Mexico and South Africa for the ZBB EnerSection power and energy control technology with additional patents pending in several other countries and regions.  In July 2012, we also filed for US and international patents on enhancements to the ZBB EnerSection which are presently pending.  Additionally, we have filed for multiple patents in the areas of advanced energy storage components, products and process technologies; some of which have been filed as ZBB specific applications and others as co-applicants with our strategic energy storage technology development partner (Lotte).   Our power and controls power electronic products and systems patent portfolio has also been advanced with multiple patents filed and pending domestically and internationally in the area of control concepts related to renewable energy optimization as well as other novel product enhancements and energy storage control.   Beyond the actual patent filings, we continue to identify, prepare disclosures and file patent applications for power electronics and energy storage technologies.  On an ongoing basis we review and evaluate the opportunity to expand our IP portfolio with an established roadmap of IP development as to the best means of protecting additional technologies related to each of the Company’s core product areas: power and control system power electronics, energy storage technologies, and system integration control.  Research and Development continue in all areas and continue to generate IP opportunities.

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

•	Further advance and field test our Distribution Grid Control power electronics products
•	Continuous enhancement of the existing product lines

The goal of these initiatives is to address existing and emerging market needs in the modern electric power grid as well as micro grids that incorporate renewable and advanced energy generating sources, substantially reduce manufacturing costs, improve performance, reduce cost of ownership and expand the capabilities of our products. Our advanced engineering and development expense and cost of engineering and development revenues totaled approximately $5.5 million and $5.4 million in the years ended June 30, 2014 and June 30, 2013, respectively. We also had engineering and development revenues of approximately $1.3 million and $400,000 in the years ended June 30, 2014 and June 30, 2013, respectively.

Employees

ZBB currently has an aggregate of 58 full time employees, of which 57 are located at our U.S. manufacturing and corporate headquarters in Wisconsin, and one is employed at our Research and Development facility in Australia.  We expect staffing numbers to increase as our business grows and new production equipment is deployed in accordance with our business expansion plans.

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

We have incurred losses since our inception in 1998 and anticipate incurring continuing losses.

For the fiscal year ended June 30, 2014, we had revenues of $7,851,607. During this period, we had a net loss of $8,855,418 after deducting the net loss attributable to the noncontrolling interest. For the year ended June 30, 2013, we had revenues of $7,723,699. During this period, we had a net loss of $11,878,915 after deducting the net loss attributable to the noncontrolling interest. There can be no assurance that we will have income from operations or net income in the future.  As of June 30, 2014 we had an accumulated deficit of $89,788,242. As discussed in our financial statements our significant operating losses and operating cash flow deficits raise substantial doubt about our ability to continue as a going concern.  We anticipate that we will continue to incur losses and operating cash flow deficits until we can produce and sell, if ever, a sufficient number of our systems to be profitable. However, we cannot predict when we will operate profitably, if ever. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We may require a substantial amount of additional funds to finance our capital requirements and the growth of our business, and we may not be able to raise a sufficient amount of funds, or be able to do so on terms favorable to us and our stockholders, or at all.

We have incurred losses since our inception in 1998 and expect to continue to incur losses until we are able to significantly grow our revenues.  Accordingly we need additional financing to remain in operation and to maintain and expand our business, and such financing may not be available on favorable terms, if at all.  In the event that we issue any additional equity securities, investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  Further, any such issuance may result in a change in control.

If we are unable to obtain the necessary funds on acceptable terms, we may not be able to:

•	execute our growth plan;
•	take advantage of future opportunities;
•	respond to customers and competition; or
•	remain in operation.

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

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.40 to a high of $30.00 since June 18, 2007, the first day our stock was traded on the NYSE MKT (formerly NYSE Amex).  Many factors could have a significant impact on the future price of our common stock, including:

•	the various risks and uncertainties discussed herein;
•	general domestic and international economic conditions and other external factors;
•	general market conditions; and
•	the degree of trading liquidity in our common stock.

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

For the three-month period ended June 30, 2014, the daily trading volume for shares of our common stock ranged from 146,600 to 3,511,800 shares traded per day, and the average daily trading volume during such three-month period was 717,768 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

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

We anticipate that a substantial majority of our revenue in fiscal year 2015 will come from new products, including our third generation ZBB EnerStore zinc bromide flow battery and ZBB EnerSection power and energy control center.  If these new products do not meet with market acceptance, our business, financial condition and results of operations will be adversely affected.  A number of factors may affect the market acceptance of our new products, including, among others:

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

To achieve profitability we will need to lower our costs and increase our margins.  A major focus for us for fiscal 2015 is to improve our global supply chain and reduce our costs.  These efforts may fail due to unforeseen factors. Our failure to lower our costs could make our products less competitive and harm our ability to grow our revenues.  Our inability to lower our costs and increase our margins could have a materially adverse effect on our results of operations.

If our products do not perform as planned, we could experience increased costs, lower margins and harm to our reputation.

The failure of our products to perform as planned could result in increased costs, lower margins and harm to our reputation which could have a material adverse effect on our business and financial results. A substantial majority of our revenue in recent periods came from new products, including our third generation ZBB EnerStore zinc bromide flow battery and ZBB EnerSection power and energy control center.  We are continually improving these products.  Subsequent to commercialization, installation and commissioning of units in the field we garnered meaningful insights that have resulted in system design modifications and other general upgrades that have improved performance, efficiency, and reliability.  In the interest of enhancing customer satisfaction and market reputation, in the fourth quarter of fiscal 2014 we launched an initiative to implement these improvements at certain locations of our installed base over fiscal 2015.  As a result of this initiative, results of operations for the quarter ended June 30, 2014 include a charge of $1.7 million.

We need to continue to improve the performance of our products to meet future requirements and competitive pressures.

We need to continue to improve various aspects of our technology as we move forward with larger scale production and new applications of our products. For example, through our collaboration with Lotte Chemical Corporation we are currently working to develop a 500kWh version of our EnerStore zinc bromide battery.  Our products are complex and there can be no assurance our development efforts will be successful.  Future developments and competition may reveal additional technical issues that are not currently recognized as obstacles. If we cannot continue to improve the performance of our products in a timely manner, we may be forced to redesign or delay large scale production or possibly abandon our product development efforts altogether.

We must build quality products to ensure acceptance of our products.

The market perception of our products and related acceptance of such products is highly dependent upon the quality and reliability of the products we build. Any quality problems attributable to our product lines may substantially impair our revenue and operating results. Moreover, quality problems for our product lines could cause us to delay or cease shipments of products or have to recall or field upgrade products, thus adversely affecting our ability to meet revenue or cost targets. In addition, while we seek to limit our liability as a result of product failure or defects through warranty and other limitations, if one of our products fails, a customer could suffer a significant loss and seek to hold us responsible for that loss and our reputation with other current or potential customers would likely suffer.

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

Our relationships with our strategic partners may not be successful, and we may not be successful in establishing additional partnerships, which could adversely affect our ability to commercialize our products and services.

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

We depend on sole and limited source suppliers and outsource selected component manufacturing, and shortages or delay of supplies of component parts may adversely affect our operating results until alternate sources can be developed.

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

We purchase several component parts from sole source and limited source suppliers. As a result of our current production volumes, we lack significant leverage with these and other suppliers especially when compared to some of our larger competitors. If our suppliers receive excess demand for their products, we may receive a low priority for order fulfillment as large volume customers may receive priority that may result in delays in our acquiring components. If we are delayed in acquiring components for our products, the manufacture and shipment of our products could be delayed. Lead times for ordering materials and components vary significantly and depend on factors such as specific supplier requirements, contract terms, the extensive production time required and current market demand for such components. Some of these delays may be substantial. As a result, we sometimes purchase critical, long lead time or single sourced components in large quantities to help protect our ability to deliver finished products. If we overestimate our component requirements, we may have excess inventory, which will increase our costs. If we underestimate our component requirements, we will have inadequate inventory, which will delay our manufacturing and render us unable to deliver products to customers on scheduled delivery dates. Manufacturing delays could negatively impact our ability to sell our products and could damage our customer relationships.

To assure the availability of our products to our customers, we outsource the manufacturing of selected components prior to the receipt of purchase orders from customers. However, we do not recognize revenue for such products until we receive an order from a customer and the product is shipped. As a result, we incur inventory and manufacturing costs in advance of anticipated revenue. As demand for our products may not materialize, this product delivery method subjects us to increased risks of high inventory carrying costs, obsolescence and excess, and may increase our operating costs. In addition, we may from time to time make design changes to our products, which could lead to obsolescence of inventory.

We have no experience manufacturing our products on a large-scale basis and may be unable to do so at our manufacturing facilities.

To date, we have achieved only very limited production of our energy storage systems and have no experience manufacturing our products on a large-scale basis. We believe our current facilities in Menomonee Falls, Wisconsin, are sufficient to allow us to significantly increase production of our products. However, there can be no assurance that our current facilities, even if operating at full capacity, will be adequate to enable us to produce the energy storage systems in sufficient quantities to meet potential future orders. Our inability to manufacture a sufficient number of units on a timely basis would have a material adverse effect on our business prospects, financial condition and results of operations.  In addition, even if we are able to meet production requirements, we may not be able to achieve margins that enable us to become profitable.

We are subject to risks relating to product concentration and lack of revenue diversification.

We derive a substantial portion of our revenue from a limited number of products. These products are also an integral component of many of our other products. We expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products is therefore critical to our future success. Our future success will also depend on our ability to reduce our dependence on these few products by developing and introducing new products and product or feature enhancements in a timely manner. Specifically, our ability to capture significant market share depends on our ability to develop and market extensions to our existing product lines at higher and lower power range offerings and as containerized solutions. We are currently investing significant amounts in our products to broaden our product portfolio. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance and the revenue generated from these new products and enhancements may not offset the costs, which would substantially impair our revenue, profitability and overall financial prospects. Successful product development and market acceptance of our existing and future products depend on a number of factors, including:

•	changing requirements of customers;
•	accurate prediction of market and technical requirements;
•	timely completion and introduction of new designs;
•	quality, price and performance of our products;
•	availability, quality, price and performance of competing products and technologies;
•	our customer service and support capabilities and responsiveness;
•	successful development of our relationships with existing and potential customers; and
•	changes in technology, industry standards or end-user preferences.

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

Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

The sales cycle for our products is lengthy, which makes it difficult for us to accurately forecast revenue in a given period, and may cause revenue and operating results to vary significantly from period to period. Some potential customers for our products typically need to commit significant time and resources to evaluate the technology used in our products and their decision to purchase our products may be further limited by budgetary constraints and numerous layers of internal review and approval, which are beyond our control. We spend substantial time and effort assisting potential customers in evaluating our products, including providing demonstrations and validation. Even after initial approval by appropriate decision makers, the negotiation and documentation processes for the actual adoption of our products can be lengthy. As a result of these factors, based on our experience to date, our sales cycle, the time from initial contact with a prospective customer to routine commercial utilization of our products, has varied and can sometimes be several months or longer, which has made it difficult for us to accurately project revenues and other operating results. In addition, the revenue generated from sales of our products may fluctuate from time to time due to market and general economic conditions. As a result, our financial results may fluctuate on a quarterly basis which may adversely affect the price of our common stock.

Our increased emphasis on larger and more complex system solutions and customer concentration may adversely affect our ability to accurately predict the timing of revenues and to meet short-term expectations of operating results.

Our increased emphasis on larger and more complex system solutions has increased the effort and time required by us to complete sales to customers. Further, a larger portion of our quarterly revenue is derived from relatively few large transactions with relatively few customers. Any delay in completing these large sales transactions or any reduction in the number of customers or large transactions, may result in significant adverse fluctuations in our quarterly revenue. Further, we use anticipated revenues to establish our operating budgets and a large portion of our expenses, particularly rent and salaries are fixed in the short term. As a result, any shortfall or delay in revenue could result in increased losses and would likely cause our operating results to be below public expectations. The occurrence of any of these events would likely materially adversely affect our results of operations and likely cause the market price of our common stock to decline.

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

Our shares have been listed on the NYSE MKT (formerly the NYSE Amex) since June 18, 2007.  We are required to comply with all reporting and listing requirements on a timely manner and maintain our corporate governance and independent director standards. The NYSE MKT imposes, among other requirements, listing maintenance standards including minimum shareholders’ equity, minimum stock price and market capitalization requirements. On October 14, 2013, we received notice from the Exchange staff indicating that we were noncompliant with certain listing requirements concerning minimum stockholders’ equity and financial condition requirements. On December 31, 2013, the Exchange staff notified us that it had accepted our compliance plan and granted us an extension until April 15, 2015, to regain compliance with the minimum stockholders' equity continued listing standards. The Company will be able to continue its listing during the plan period and will be subject to periodic review by the Exchange Staff.  Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the applicable extension periods could result in the Company's shares being delisted from the Exchange.

If we are unable to remain in compliance with applicable listing requirements and our common stock is delisted by NYSE MKT, it could lead to a number of negative implications, including reduced liquidity in our common stock, greater volatility in the price of our common stock and greater difficulty in obtaining financing. There can be no assurance that our common stock will remain eligible for trading on the NYSE MKT.

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

Bibra Lake, Western Australia (Leasehold)

In 2001 our Australian subsidiary moved into a new, leased, self-contained research and development facility in Bibra Lake, Western Australia after previously occupying leased laboratory and workshop facilities.  This facility also provides the engineering support for Australian and Southeast Asia sales as well as a marketing base for the Company in this region.  The current rent is $94,543 per year (A$96,908, subject to annual CPI adjustments expiring on October 31, 2016).

Item 3.                      LEGAL PROCEEDINGS

Not applicable.

Item 4.                      MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company has traded on the NYSE MKT (formerly the American Stock Exchange) under the name ZBB Energy Corporation (Symbol: ZBB) since June 18, 2007. The following table sets forth for the periods indicated the range of high and low reported sales price per share of our common stock as reported on NYSE MKT.  The share and per share information in this Form 10-K, including the following table, reflect a one-for-five reverse stock split that occurred on October 31, 2013 on a retroactive basis.

	High ($)	Low ($)
2014
Fourth Quarter	2.13	1.10
Third Quarter	4.75	0.71
Second Quarter	1.17	0.40
First Quarter	1.35	0.90
2013
Fourth Quarter	2.40	1.10
Third Quarter	2.25	1.35
Second Quarter	1.75	0.90
First Quarter	2.00	1.30

As of September 29, 2014, the Company had 776 shareholders of record. These shareholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name.”

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

OVERVIEW

ZBB Energy Corporation (“We,” “Us,” “Our,” “ZBB” or the “Company”) develops, licenses, and manufactures modular, scalable and environmentally friendly power systems (ZBB EnerSystem) based upon the Company’s proprietary zinc bromide rechargeable electrical energy storage technology.

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

Anhui Meineng Store Energy Co., Ltd. (the “JV Company” or “Meineng Energy”) was established in late 2011 to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China. The JV Company assembles and manufactures the Company’s products for sale in the power management industry on an exclusive basis in mainland China and on a non-exclusive basis in Hong Kong and Taiwan.

Our investment in the JV Company was made through ZBB PowerSav Holdings Limited ("Hong Kong Holdco"), a Hong Kong limited liability company, a holding company formed with PowerSav New Energy Holdings Limited . We own 60% of Hong Kong Holdco’s equity interests. We have the right to appoint a majority of the members of the Board of Directors of Hong Kong Holdco and Hong Kong Holdco has the right to appoint a majority of the members of the Board of Directors of the JV Company.  Our indirect interest in the JV Company equals approximately 30%.

The Company’s President and Chief Operating Officer (“President and COO”) has served as the Chief Executive Officer of Meineng Energy since December 2011. The President and COO owns an indirect 6% equity interest in Meineng Energy.

Pursuant to a management services agreement Hong Kong Holdco will provide certain management services to the JV Company in exchange for a management services fee equal to five percent of the JV Company’s net sales for the five year period beginning on the first day of the first quarter in which the JV Company achieves operational breakeven results and three percent of the JV Company’s new sales for the subsequent three years, provided the payment of such fees will terminate upon the JV Company completing an initial public offering on a nationally recognized securities exchange.

On December 16, 2013, we entered into a Research and Development Agreement (the “R&D Agreement”) with Lotte Chemical Corporation (“Lotte”) pursuant to which we agreed to develop and provide to Lotte a Zinc Bromide chemical flow battery system, including a Zinc Bromide chemical flow battery module and related software (the “Product”), on the terms and conditions set forth in the R&D Agreement (the “Project”). The Project is scheduled to continue until December 16, 2015, unless extended by the mutual agreement of the Company and Lotte. Subject to the satisfaction of certain specified milestones, Lotte is required to make payments to us under the R&D Agreement totaling $3,000,000 over the term of the Project.

In April 2011, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Lotte, pursuant to which the Company and Lotte collaborated on the technical development of our third generation Zinc Bromide flow battery module (the “Version 3 Battery Module”) and Lotte received a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in Korea and a non-exclusive royalty-bearing license to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.

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

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

Application of the accounting principles related to the measurement and recognition of revenue requires the Company to make judgments and estimates.  Even for the same product, the Company has to interpret contract terms to determine the appropriate accounting treatments.  When services, installation and training, etc. are rendered with product sales, the Company determines whether the deliverables should be treated as separate units of accounting.  When there are multiple transactions with the same customer, significant judgments are made to determine whether separate contracts are considered as part of one arrangement according to the contract’s terms and conditions.  When the installed equipment is accepted by the customer in different periods, the Company determines whether the completed project is able to be used by the customer, whether the receivable is collectible and whether revenue is recognized by stages.

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

To determine excess and obsolete inventory, we compare listings of existing piece parts and finished goods to future product demand and usage requirements.  We record a full valuation allowance for inventory quantities on hand in excess of two year’s expected usage.

We believe our accounting estimate related to excess and obsolete inventory is a critical accounting estimate because it requires us to make assumptions about future sales volumes and product mix, which can be highly uncertain.  Changes in these estimates can have a material effect on our financial statements.

Accrued Expenses

Accrued expenses consist of the Company’s present obligations related to various expenses incurred during the period and includes a reserve for estimated contract losses, other accrued expenses, and warranty obligations.

Warranty Provision

The Company’s products are generally covered by a warranty for 12 or 18 months.  The Company accrues for warranty costs as part of costs of sales based on associated material costs, technical labor costs, and associated overheads.

If the Company experiences an increase in warranty claims compared with historical experience, or if the cost of servicing warranty claims is greater than expected, the Company’s gross margin could be adversely affected.

Stock Based Compensation

The Company’s Board of Directors approves grants of stock options to employees to purchase our common stock.  Stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant.  The accounting estimate related to stock-based compensation is considered a critical accounting estimate because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility.  Expected option lives and forfeiture rates may be different from estimates and may result in potential future adjustments which would impact the amount of stock-based compensation expense recorded in a particular period.

RESULTS OF OPERATIONS

Year ended June 30, 2014 compared with the year ended June 30, 2013

Revenue:

Our revenues for the years ended June 30, 2014 and June 30, 2013 were $7,851,607 and $7,723,699, respectively. The increase of $127,908 was the result of a $906,817 increase in engineering and development revenues and a $3,000,000 increase in license revenues from a one-time upfront license fee under our Amended License Agreement with Lotte, partially offset by a $3,778,909 decrease in product sales as compared to the year ended June 30, 2013.

Costs and Expenses:

Total costs and expenses for the years ended June 30, 2014 and June 30, 2013 were $16,648,862 and $19,322,998, respectively. This decrease of $2,674,136 in the year ended June 30, 2014 was primarily due to the following factors:

•
$3,379,730 decrease in costs of product sales principally due to decreased product sales but also includes an increase of approximately $860,000 in cost of product sales related to our product upgrade initiative, as described below;

•
$1,024,175 increase in selling, general, and administrative expenses due primarily to an increase of  approximately $746,000  in expenses related to our product upgrade initiative and $495,000 in non-refundable Korea withholding tax related to the one-time upfront license fee under our Amended License Agreement with Lotte, partially offset by decreases in travel and recruitment expenses of  $129,000  and $65,000, respectively;

•
$349,456 decrease in depreciation and amortization which resulted from full amortization of the Company’s intangible assets early in the third quarter of fiscal year 2014.   Intangible asset amortization expense decreased from $732,048 for the year ended June 30, 2013 to $411,073 for the year ended June 30, 2014.

Subsequent to commercialization, installation and commissioning of units in the field, the Company has garnered meaningful insights that have resulted in system design modifications and other general upgrades that have improved the performance, efficiency, and reliability of its systems. In the interest of enhancing customer satisfaction, the Company launched an initiative to implement these improvements at certain locations of its installed base during fiscal 2015.

Total costs and expenses for the year ended June 30, 2014 includes an estimated remaining charge of approximately $1.7 million, allocated between the cost of product sales and selling, general, and administrative expenses, based upon project status and where the project falls within the respective contractual warranty period related to the product upgrade initiative. The offsetting reserve for this initiative is included in accrued expenses as of June 30, 2014.

Other Expense:

Total Other Expense for the years ended June 30, 2014 decreased by $209,791 to $798,456 from $1,008,247 for the year ended June 30, 2013 primarily as a result of a $121,886 decrease in equity in loss of investee company, a $39,270 decrease in interest expense, and a $45,896 decrease in other expense.

Income Taxes (Benefit):

The benefit for income taxes during the year ended June 30, 2014 decreased by $72,493 to $82,411 from $154,904 for the year ended June 30, 2013.  Benefit for income taxes represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ended June 30, 2014 related to qualified expenditures we incurred during the year ended June 30, 2014.

Net Loss:

Our net loss for the year ended June 30, 2014 decreased by $3,023,497 to $8,855,418 from the $11,878,915 net loss for the year ended June 30, 2013. This decrease in loss was primarily the result of the increases in revenues related to a one-time upfront license fee under the Lotte Amended License Agreement and decrease in costs and expenses as described above.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts. Total capital stock and paid in capital as of June 30, 2014 was $103,251,304. We had a cumulative deficit of $89,788,242 as of June 30, 2014 compared to a cumulative deficit of $80,932,824 as of June 30, 2013. At June 30, 2014 we had net working capital of $8,723,032 compared to a June 30, 2013 working capital deficit of $175,857. Our shareholders’ equity as of June 30, 2014 and June 30, 2013, exclusive of noncontrolling interests, was $11,863,187 and $3,822,202, respectively.

On March 19, 2014, the Company completed an underwritten public offering of its common stock at a price to the public of $2.25 per share. The Company sold a total of 6,325,000 shares of its common stock in the offering for aggregate proceeds of approximately $14.2 million. The Company received approximately $13.0 million of net proceeds from the offering, after deducting the underwriting discount and expenses.

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”). Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%. At June 30, 2014 the Preferred Stock was convertible into a total of 2,918,942 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95. Upon any liquidation, dissolution or winding up of the Corporation, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon. The net proceeds to the Company, after deducting $90,127 of offering costs, were $2,909,873. At June 30, 2014 the liquidation preference of the Preferred Stock was $5,347,994.

At June 30, 2014, our principal sources of liquidity were our cash and cash equivalents which totaled $10,430,622, accounts receivable of $1,051,024, and expected collections on the Lotte R&D Agreement.

On August 27, 2014, we completed an underwritten public offering of our common stock at a price to the public of $1.12 per share.  We sold a total of 13,248,000 shares of our common stock in the offering for aggregate proceeds of approximately $14.2 million.  We received approximately $13.5 million of net proceeds from the offering, after deducting the underwriting discount and expenses.

We believe that cash and cash equivalents on hand, expected collections on the Lotte R&D Agreement and other potential sources of cash, will be sufficient to fund our current operations through fiscal year 2015. However, unless we are able to increase our revenues and achieve profitability we will likely require additional investment capital to fund our operations.

If we are unable to obtain additional required funding, we may not be able to:

•	remain in operation;
•	execute our growth plan;
•	take advantage of future opportunities; or
•	respond to customers and competition.

Operating Activities

Our operating activities used net cash of $5,686,482 for the year ended June 30, 2014. Cash used in operations resulted from a net loss of $9,513,300 reduced by $2,782,433 in non-cash adjustments and by $1,044,385 in net changes to working capital. Non-cash adjustments included $962,361 of stock-based compensation expense, and $1,147,624 of depreciation and amortization expense. Net decreases in working capital were primarily due to increases in accounts receivable of $604,099 and accrued expenses of $1,872,642, offset by decreases in inventories of $1,219,306 and in customer deposits of $1,453,117.

Investing Activities

Our investing activities used net cash of $61,444 for the year ended June 30, 2014, primarily for purchases of property and equipment.

Financing Activities

Our financing activities provided net cash of $15,010,094 for the year ended June 30, 2014. Net cash provided by financing activities was comprised principally of $3,000,000 in proceeds from the issuance of preferred stock, less preferred stock issuance costs of $96,967, and $14,231,250 in proceeds from the issuance of common stock, less common stock issuance costs of $1,194,786. During the year ended June 30, 2014 we made repayments of $929,403 of principal on bank loans and notes payable.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2014.

Item 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

ZBB ENERGY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

ZBB Energy Corporation

Menomonee Falls, Wisconsin

We have audited the accompanying consolidated balance sheets of ZBB Energy Corporation (the "Company") as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZBB Energy Corporation as of June 30, 2014 and 2013 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 3 to the consolidated financial statements, the Company’s recurring operating losses, operating cash flow deficits, and accumulated deficit of $89,788,242 raise substantial doubt about the Company's ability to continue as a going concern.  In order to sustain continued operations and meet its obligations, the Company is dependent on the availability of future funding and achieving profitability. Management’s plans in regard to these matters are also described in Note 3 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP
Milwaukee, Wisconsin
September 29, 2014

ZBB ENERGY CORPORATION
Consolidated Balance Sheets

	June 30, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$10,360,721	$1,096,621
Restricted cash on deposit	69,901	60,000
Accounts receivable, net	1,051,024	446,925
Inventories, net	1,352,970	2,459,776
Prepaid expenses and other current assets	295,814	224,542
Refundable income tax credit	91,191	137,228
Total current assets	13,221,621	4,425,092
Long-term assets:
Property, plant and equipment, net	4,382,203	5,179,707
Investment in investee company	1,646,240	2,304,122
Intangible assets, net	-	411,073
Goodwill	803,079	803,079
Total assets	$20,053,143	$13,123,073

Liabilities and Equity
Current liabilities:
Bank loans and notes payable	$351,142	$885,786
Accounts payable	589,642	570,932
Accrued expenses	2,621,479	785,532
Customer deposits	741,145	2,194,262
Accrued compensation and benefits	195,181	164,437
Total current liabilities	4,498,589	4,600,949
Long-term liabilities:
Bank loans and notes payable, net of current maturities	2,045,127	2,395,802
Total liabilities	6,543,716	6,996,751

Commitments and contingencies (Note 12)

Equity
Series B redeemable convertible preferred stock ($0.01 par value, $1,000 face value) 10,000,000 authorized, 3,000 and 0 shares issued, 2,575 and 0 shares outstanding, preference in liquidation of $5,347,994 and $0 as of June 30, 2014 and June 30, 2013, respectively	26	-
Common stock ($0.01 par value); 150,000,000 authorized, 25,651,389 and 17,707,341 shares issued and outstanding as of June 30, 2014 and June 30, 2013, respectively	964,828	885,389
Additional paid-in capital	102,286,450	85,464,055
Accumulated deficit	(89,788,242)	(80,932,824)
Accumulated other comprehensive loss	(1,599,875)	(1,594,418)
Total ZBB Energy Corporation Equity	11,863,187	3,822,202
Noncontrolling interest	1,646,240	2,304,120
Total equity	13,509,427	6,126,322
Total liabilities and equity	$20,053,143	$13,123,073

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Consolidated Statements of Operations

	Year ended June 30,
	2014	2013

Revenues
Product sales	$3,526,607	$7,305,516
Engineering and development	1,325,000	418,183
License	3,000,000	-
Total Revenues	7,851,607	7,723,699

Costs and Expenses
Cost of product sales	2,895,547	6,275,277
Cost of engineering and development	206,102	153,762
Advanced engineering and development	5,244,953	5,266,418
Selling, general, and administrative	7,259,683	6,235,508
Depreciation and amortization	1,042,577	1,392,033
Total Costs and Expenses	16,648,862	19,322,998

Income (Loss) from Operations	(8,797,255)	(11,599,299)

Other Income (Expense)
Equity in loss of investee company	(657,882)	(779,768)
Interest income	5,635	2,896
Interest expense	(147,105)	(186,375)
Other income (expense)	896	(45,000)
Total Other Income (Expense)	(798,456)	(1,008,247)

Loss before benefit for Income Taxes	(9,595,711)	(12,607,546)

Benefit for Income Taxes	(82,411)	(154,904)
Net loss	(9,513,300)	(12,452,642)
Net loss attributable to noncontrolling interest	657,882	573,727
Net Income (Loss) Attributable to ZBB Energy Corporation	(8,855,418)	(11,878,915)
Preferred Stock Dividend	(222,009)	-
Net Loss Attributable to Common Shareholders	$(9,077,427)	$(11,878,915)

Net Loss per share
Basic and diluted	$(0.46)	$(0.74)

Weighted average shares-basic and diluted	19,853,579	16,082,001

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Consolidated Statements of Comprehensive Loss

	Year ended June 30,
	2014	2013
Net loss	$(9,513,300)	$(12,452,642)
Foreign exchange translation adjustments	(5,457)	(9,497)
Comprehensive loss	(9,518,757)	(12,462,139)
Net loss attributable to noncontrolling interest	657,882	573,727
Comprehensive Loss Attributable to ZBB Energy Corporation	$(8,860,875)	$(11,888,412)

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Consolidated Statements of Changes in Equity

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest
	Shares	Amount	Shares	Amount
Balance: June 30, 2012	-	$-	14,595,120	$729,773	$80,363,519	$(69,053,909)	$(1,584,921)	$2,872,348

Net loss						(11,878,915)		(573,727)
Net currency translation adjustment							(9,497)
Issuance of common stock, net of costs and underwriting fees			3,112,311	155,616	4,315,276
Stock-based compensation					785,260
Issuance of subsidiary shares to noncontrolling interest								5,500
Balance: June 30, 2013	-	-	17,707,431	885,389	85,464,055	(80,932,824)	(1,594,418)	2,304,121

Net loss						(8,855,418)		(657,882)
Net currency translation adjustment							(5,457)
Issuance of common stock, net of costs and underwriting fees			6,325,000	63,250	12,973,214
Stock-based compensation			245,570	2,456	959,905
Issuance of preferred stock, net of costs and underwriting fees	3,000	30			2,388,756
Conversion of preferred stock	(425)	(4)	470,171	4,701	(4,696)
Issuance of warrants					498,793
Issuance of warrants to underwriter					15,455
Exercise of warrants			903,217	9,032	(9,032)
Balance: June 30, 2014	2,575	$26	25,651,389	$964,828	$102,286,450	$(89,788,242)	$(1,599,875)	$1,646,240

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Consolidated Statements of Cash Flows

	Year ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(9,513,300)	$(12,452,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	736,551	798,424
Amortization of intangible assets	411,073	732,049
Stock-based compensation	962,361	785,260
Equity in loss of investee company	657,882	779,768
Amortization of discounts and debt issuance costs on notes payable	14,566	14,566
Non-cash expense attributed to accretion of note payable	-	45,000
Changes in assets and liabilities
Accounts receivable, net	(604,099)	33,638
Inventories	1,219,306	96,445
Prepaids and other current assets	(85,838)	(51,660)
Refundable income taxes	46,037	48,317
Accounts payable	18,710	(1,328,097)
Accrued compensation and benefits	30,744	(170,932)
Accrued expenses	1,872,642	(467,475)
Customer deposits	(1,453,117)	878,953
Net cash used in operating activities	(5,686,482)	(10,258,386)
Cash flows from investing activities
Proceeds (expenditures) for property and equipment	(51,543)	(137,601)
Deposits of restricted cash	(9,901)	-
Net cash used in investing activities	(61,444)	(137,601)
Cash flows from financing activities
Proceeds from issuance of notes payable	-	938,250
Repayments of bank loans and notes payable	(929,403)	(1,654,593)
Debt issuance costs	-	(29,113)
Proceeds from issuance of preferred stock and warrants	3,000,000	-
Preferred stock issuance costs	(96,967)	-
Proceeds from issuance of common stock	14,231,250	4,648,499
Common stock issuance costs	(1,194,786)	(177,607)
Proceeds from noncontrolling interest	-	5,500
Net cash provided by financing activities	15,010,094	3,730,936
Effect of exchange rate changes on cash and cash equivalents	1,932	(1,545)
Net increase (decrease) in cash and cash equivalents	9,264,100	(6,666,596)
Cash and cash equivalents - beginning of period	1,096,621	7,763,217

Cash and cash equivalents - end of period	$10,360,721	$1,096,621

Cash paid for interest	$147,106	$173,876
Cash received from foreign income tax credit	133,996	198,309

Supplemental non-cash investing and financing activities:
Inventory transferred to assets held for lease	$-	$355,986
Interest deferred and added to principal balance of note payabe	-	44,084

See accompanying notes to consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Consolidated Financial Statements
June 30, 2014 and 2013

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

The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiary ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.) which has an advanced engineering and development facility in Perth, Australia, and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong which was formed in connection with the Company’s investment in a China joint venture.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash on deposit, accounts receivable, accounts payable, and bank loans and notes payable. The carrying amounts of the Company’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, except for bank loans and notes payable.  The carrying amount of the bank loans and notes payable approximates fair value due to the interest rate and terms approximating those available to us for similar obligations.

The Company accounts for the fair value of financial instruments in accordance with Accounting Standards Codification ("ASC") 820.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level or pricing observability. ASC 820 describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for similar assets or liabilities in active markets.

Level 3 inputs are unobservable inputs for the asset or liability and such the prices or valuation techniques require inputs that are both significant to the fair value measurement and are unobservable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company maintains its cash deposits in fully insured accounts at financial institutions predominately in the United States, Australia, and Hong Kong. The Company has not experienced any losses in such accounts.

Restricted Cash on Deposit

The Company had $69,901 and $60,000 in restricted cash on deposit as of June 30, 2014 and June 30, 2013, respectively, as collateral for certain credit arrangements.

Accounts Receivable

Credit is extended based on an evaluation of a customer’s financial condition.  Accounts receivable are stated at the amount the Company expects to collect from outstanding balances.  The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. The Company writes off accounts receivable against the allowance when they become uncollectible. Accounts receivable are stated net of an allowance for doubtful accounts of $10,878 and $0 as of June 30, 2014 and June 30, 2013, respectively. The composition of accounts receivable by aging category is as follows as of June 30, 2014 and June 30, 2013:

	As of June 30,
	2014	2013
Current	$902,545	$236,296
30-60 days	-	50,000
60-90 days	-	-
Over 90 days	148,479	160,629
Total	$1,051,024	$446,925

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

The Company completed a review of the estimated useful lives of specific assets for the year ended June 30, 2014 and determined that there were no changes in the estimated useful lives of assets.

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

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of June 30, 2014 and June 30, 2013.

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”)  ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant, equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate. Management has determined that there were no long-lived assets impaired as of June 30, 2014 and June 30, 2013 (see Notes 5 and 6).

Accrued Expenses

Accrued expenses consist of the Company’s present obligations related to various expenses incurred during the period and includes a reserve for estimated contract losses, other accrued expenses, and warranty obligations.  The increase of approximately $1.8 million to $2,621,479 at June 30, 2014 from $785,532 at June 30, 2013 is principally the result of the Company’s product upgrade initiative established late in the fourth quarter of fiscal 2014. The total estimated remaining liability of the product upgrade initiative is approximately $1.7 million. Of the $1.7 million approximately $807,000 was recorded as a reserve for estimated contract losses for projects in process at year end, another $746,000 was recorded as other accrued expenses for estimated costs to be incurred on projects outside the warranty period, and the remaining $147,000 estimated for projects within the warranty period are accounted for in the Company’s current warranty obligation reserve.

Subsequent to commercialization, installation and commissioning of units in the field, the Company garnered meaningful insights that have resulted in system design modifications and other general upgrades that have improved the performance, efficiency, and reliability of its systems. In the interest of enhancing customer satisfaction, the Company launched the product upgrade initiative to implement these improvements at certain locations of its installed base over fiscal 2015.

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

As of June 30, 2014 and June 30, 2013, included in the Company’s accrued expenses were $731,910 and $479,873 respectively, related to warranty obligations. Such amounts are included in accrued expenses in the accompanying consolidated balance sheets.

The following is a summary of accrued warranty activity:

	Year ended June 30,
	2014	2013

Beginning balance	$479,873	$418,557
Accruals for warranties during the period	741,412	404,096
Settlements during the period	(673,588)	(95,543)
Adjustments relating to preexisting warranties	184,213	(247,237)
Ending balance	$731,910	$479,873

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

From time to time, the Company may enter into separate agreements at or near the same time with the same customer. The Company evaluates such agreements to determine whether they should be accounted for individually as distinct arrangements or whether the separate agreements are, in substance, a single multiple element arrangement. The Company evaluates whether the negotiations are conducted jointly as part of a single negotiation, whether the deliverables are interrelated or interdependent, whether the fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to another arrangement. The Company’s evaluation involves significant judgment to determine whether a group of agreements might be so closely related that they are, in effect, part of a single arrangement.

Our collaboration agreements typically involve multiple elements or deliverables, including upfront fees, contract research and development, milestone payments, technology licenses or options to obtain technology licenses, and royalties. For these arrangements, revenues are recognized in accordance with FASB ASC 605-25, Revenue Recognition – Multiple Element Arrangements.  The Company’s revenues associated with multiple element contracts is based on the selling price hierarchy, which utilizes vendor-specific objective evidence (“VSOE”) when available, third-party evidence (“TPE”) if VSOE is not available, and if neither is available then the best estimate of the selling price is used.  The Company utilizes best estimate for its multiple deliverable transactions as VSOE and TPE do not exist.  To be considered a separate element, the product or service in question must represent a separate unit under SEC Staff Accounting Bulletin 104, and fulfill the following criteria: the delivered item(s) has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. For arrangements containing multiple elements, revenue from time and materials based service arrangements is recognized as the service is performed. Revenue relating to undelivered elements is deferred at the estimated fair value until delivery of the deferred elements. If the arrangement does not meet all criteria above, the entire amount of the transaction is deferred until all elements are delivered.

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

Total revenues of $7,851,607 and $7,723,699 were recognized for the years ended June 30, 2014 and June 30, 2013, respectively.  For the year ended June 30, 2014 two significant customers comprised 66% and 11% of total revenues.  For the year ended June 30, 2013 four significant customers comprised 20%, 15%, 15%, and 13% of total revenues.  The Company had three significant customers with outstanding accounts receivable balances of $375,000, $365,000, and $188,000 (35%, 35%, and 18% of accounts receivable, net) and two significant customers with outstanding accounts receivable balances of $148,479 and $146,200 (33% and 33% of accounts receivable, net) at June 30, 2014 and June 30, 2013, respectively.

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

•	The amount of the milestone payment appears reasonable either in relation to the effort expended or the enhancement of the value of the delivered item(s);
•	There is no future performance required to earn the milestone; and
•	The consideration is reasonable relative to all deliverables and payment terms in the arrangement.

If any of these conditions are not met, we do not consider the milestone to be substantive and we defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance, if any.

On December 13, 2011, the Company entered into a joint development and license agreement with a global technology company to jointly develop flow batteries. The objective of the joint development agreement is to develop low cost, high energy density grid scale flow battery stacks and systems that could lead to a significant cost reduction for grid level storage. The Company recognizes revenue under this agreement upon achievement of certain performance milestones. The Company recognized $200,000 and $400,000 of revenue under this agreement for the years ended June 30, 2014 and June 30, 2013, respectively.

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

On December 16, 2013, the Company and Lotte entered into a Research and Development Agreement (the “R&D Agreement”) pursuant to which the Company has agreed to develop and provide to Lotte a Zinc Bromide chemical flow battery system, including a Zinc Bromide chemical flow battery module and related software (the “Product”), on the terms and conditions set forth in the R&D Agreement (the “Project”). The Project is scheduled to continue until December 16, 2015, unless extended by the mutual agreement of the Company and Lotte. Subject to the satisfaction of certain specified milestones, Lotte is required to make payments to the Company under the R&D Agreement totaling $3,000,000 over the term of the Project. ZBB will recognize revenue based upon a Performance Based Method pursuant to the model described in FASB ASC 980-605-25, where revenue is recognized based on the lesser of the amount of nonrefundable cash received or the amounts due based on the proportional amount of the total effort expected to be expended on the contract that has been provided to date as there does not exist substantial doubt that the milestones will be achieved. The Company recognized $1,125,000 of revenue under this agreement in the year ended June 30, 2014 and $0 in the year ended June 30, 2013.

Additionally, on December 16, 2013, the Company and Lotte entered into an Amended License Agreement (the “Amended License”). Pursuant to the Amended License Agreement, the Company granted to Lotte, (1) an exclusive and royalty-free limited license in Korea to use the Company’s Zinc Bromide flow battery module, Zinc Bromide flow battery stack and the technical information and know how related to the intellectual property arising from the Project (collectively, the “Technology”) to manufacture or sell a Zinc Bromide flow battery (the “Lotte Product”) in Korea and (2) a non-exclusive (a) royalty-free limited license for Lotte and its affiliates to use the Technology internally in all locations other than China and Korea to manufacture the Lotte Product and (b) royalty-bearing limited license to sell the Lotte Product in all locations other than China, the United States and Korea. Lotte is required to pay the Company a total license fee of $3,000,000 under the Amended License Agreement plus up to an additional $1,000,000 if certain specific milestones are successfully achieved. In addition, Lotte is required to make ongoing royalty payments to the Company equal to a single digit percentage of Lotte’s sales of the Lotte Product outside of Korea until December 31, 2019. The license fees are subject to a 16.5% non-refundable Korea withholding tax. The Company recognized $3,000,000 of a one-time upfront license fee in revenue under this agreement in the year ended June 30, 2014 and $0 in the year ended June 30, 2013.

Overall, there were $3,750,000 of payments received and $4,125,000 of revenue recognized under the Lotte agreements in the year ended June 30, 2014.

Included in engineering and development revenues were $1,325,000 and $400,000 for the years ended June 30, 2014 and June 30, 2013, respectively, related to collaborative agreements. Engineering and development costs related to the collaboration agreements totaled $206,102 and $153,762 for the years ended June 30, 2014 and June 30, 2013, respectively.

As of June 30, 2014 and June 30, 2013, the Company had no unbilled amounts from engineering and development contracts in process. The Company had received $0 and $45,300 in customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work, as of June 30, 2014 and June 30, 2013, respectively.

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

Advertising Expense

Advertising costs of $66,086 and $167,166 for the years ended June 30, 2014 and June 30, 2013, respectively, were charged to selling, general, and administrative expenses as incurred.

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” This ASC Topic requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized. There were no net deferred income tax assets recorded as of June 30, 2014 and June 30, 2013.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s U.S. Federal income tax returns for the years ended June 30, 2010 through June 30, 2014 and the Company’s Wisconsin and Australian income tax returns for the years ended June 30, 2011 through June 30, 2014 are subject to examination by taxing authorities.

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

Loss per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded. For the years ended June 30, 2014 and 2013 there were 8,618,574 and 3,338,776 shares of common stock underlying convertible preferred stock, options, restricted stock units and warrants that are excluded, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains significant cash deposits primarily with three financial institutions. All deposits are fully insured as of June 30, 2014. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit ratings of these institutions as part of its banking strategy.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include those related to:

•	the timing of revenue recognition;
•	the allowance for doubtful accounts;
•	provisions for excess and obsolete inventory;
•	the lives and recoverability of property, plant and equipment and other long-lived assets, including goodwill and other intangible assets;
•	contract costs, losses, and reserves;
•	warranty obligations;
•	income tax valuation allowances;
•	stock-based compensation; and
•	valuation of warrants.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current presentation.

Segment Information

The Company has determined that it operates as one reportable segment.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In August 2014, the FASB issued ASU 2014-15 – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40).  The update requires management to perform a going concern assessment if there is substantial doubt about an entity’s ability to continue as a going concern within one year of the financial statement issuance date.  Under the new standard, the definition of substantial doubt incorporates a likeliness threshold of “probable” that is consistent with the current use of the term defined in US GAAP for loss contingencies (Topic 450 – Contingencies).  Management will need to consider conditions that are known and reasonably knowable at the financial statement issuance date and determine whether the entity will be able to meet its obligations within the one-year period.  Additional disclosures are required if it is probable that the entity will be unable to meet its current obligations.  The amendments in this ASU will be effective for annual periods ending after December 15, 2016.  Early adoption is permitted.  The Company does not expect adoption of this guidance will have a significant impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12 - Compensation – Stock Compensation (Topic 718). The amendments require that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation expense should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company is required to adopt this standard beginning July 1, 2016. ASU 2014-12 does not contain any new disclosure requirements. The Company does not expect the adoption of ASU 2014-14 to have a material effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606). The amendments outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when the entity satisfies a performance obligation. ASU 2014-09, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, will be effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

In April 2014, the FASB issued ASU 2014-08 - Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The update changes the requirements for reporting discontinued operations in Subtopic 205-20. To be classified as a discontinued operation, the disposal of a component or group of components must represent a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business or a major equity method investment. The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted. The adoption of this standard update affects presentation only and, as such, is not expected to have a material impact on the Company's consolidated financial statements.

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

The Joint Venture operates through a jointly-owned Chinese company located in Wuhu City, Anhui Province named Anhui Meineng Store Energy Co., Ltd. (“Meineng Energy”). Meineng Energy intends to initially assemble and ultimately manufacture the Company’s products for sale in the power management industry on an exclusive basis in mainland China and on a non-exclusive basis in Hong Kong and Taiwan.

The Company’s President and Chief Operating Officer (“President and COO”) has served as the Chief Executive Officer of  Meineng Energy since December 2011. The President and COO owns an indirect 6% equity interest in Meineng Energy.

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

In connection with the Joint Venture, upon establishment of Meineng Energy, the Company and certain of its subsidiaries entered into the following agreements:

•	Management Services Agreement by and between Meineng Energy and Holdco (the “Management Services Agreement”);
•	License Agreement by and between Holdco and Meineng Energy (the “License Agreement”); and
•	Research and Development Agreement by and between the Company and Meineng Energy (the “Research and Development Agreement”).

Pursuant to the China JV Agreement, Meineng Energy was capitalized with approximately $13.6 million of equity capital. The Company’s only capital contributions to the Joint Venture were the contribution of technology to Meineng Energy via the License Agreement and $200,000 in cash. The Company’s indirect interest in Meineng Energy equaled approximately 33%.

The Company’s investment in Meineng Energy was made through Holdco. Pursuant to the Holdco Agreement, the Company contributed to Holdco technology via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest and PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest. The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011. The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012. For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s consolidated financial statements as a noncontrolling interest. For the years ended June 30, 2014 and June 30, 2013, Meineng Energy had a net loss of $3,038,432 and $2,649,763, respectively.

The Company’s basis in the technology contributed to Holdco is $0 due to US GAAP requirements related to research and development expenditures. The difference of approximately $4.1 million in the Company’s basis in this technology and the valuation of the technology by Meineng Energy is accounted for by the Company through the elimination of the amortization expense recognized by Meineng Energy related to the technology.

The Company has the right to appoint a majority of the members of the Board of Directors of Hong Kong Holdco and Hong Kong Holdco has the right to appoint a majority of the members of the Board of Directors of Meineng Energy.

Pursuant to the Management Services Agreement, Holdco will provide certain management services to Meineng Energy in exchange for a management services fee equal to five percent of Meineng Energy’s net sales for the five year period beginning on the first day of the first quarter in which the JV Company achieves operational breakeven results and three percent of Meineng Energy’s net sales for the subsequent three years, provided the payment of such fees will terminate upon Meineng Energy completing an initial public offering on a nationally recognized securities exchange.  To date, no management service fee revenues have been recognized by Holdco.

Pursuant to the License Agreement, Holdco granted to Meineng Energy (1) an exclusive royalty-free license to manufacture and distribute the Company’s ZBB EnerStore, zinc bromide flow battery, version three (V3) (50KW) and ZBB EnerSection, power and energy control center (up to 250KW) (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.

Pursuant to the Research and Development Agreement, Meineng Energy may request the Company to provide research and development services upon commercially reasonable terms and conditions. Meineng Energy would pay the Company’s fully-loaded costs and expenses incurred in providing such services.

The Company had product sales of $853,663 and $987,621 to Meineng Energy during the years ended June 30, 2014 and June 30, 2013, respectively.

The operating results for Meineng Energy for the years ended June 30, 2014 and June 30, 2013 are summarized as follows:

	Year ended June 30,
	2014	2013

Revenues	$285,631	$-
Gross Profit (loss)	(309,406)	-
Income (loss) from operations	(3,002,192)	(2,615,055)
Net Income (loss)	(3,038,432)	(2,649,763)

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $8,855,418 attributable to ZBB Energy Corporation for year ended June 30, 2014, and as of June 30, 2014 has an accumulated deficit of $89,788,242 and total ZBB Energy Corporation equity of $11,863,187. The ability of the Company to settle its total liabilities of $6,543,716 and to continue as a going concern is dependent upon increasing revenues and achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We believe that cash and cash equivalents on hand at June 30, 2014, expected collections on the Lotte R&D Agreement and other potential sources of cash, will be sufficient to fund our current operations through fiscal year 2015. However, there can be no assurances that unforeseen circumstances will not require the Company to raise additional investment capital to fund its operations.
If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 4 – INVENTORIES

Inventories are comprised of the following as of June 30, 2014 and June 30, 2013:
	As of June 30,
	2014	2013
Raw materials	$1,054,197	$1,181,557
Work in progress	298,773	1,278,219
Total	$1,352,970	$2,459,776

NOTE 5– PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of June 30, 2014 and June 30, 2013:

	As of June 30,
	2014	2013
Land	$217,000	$217,000
Building and improvements	3,520,872	3,520,872
Manufacturing equipment	3,710,127	3,819,533
Office equipment	399,583	403,541
Assets held for lease	-	355,986
Construction in process	-	24,300
Total, at cost	7,847,582	8,341,232
Less, accumulated depreciation	(3,465,379)	(3,161,525)
Property, Plant & Equipment, Net	$4,382,203	$5,179,707

The Company recorded depreciation expense of $736,551 and $798,424 for the years ended June 30, 2014 and June 30, 2013, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets are comprised of the following as of June 30, 2014 and June 30, 2013:

	As of June 30,
	2014	2013
Non-compete agreement	$310,888	$310,888
License agreement	288,087	288,087
Trade secrets	1,599,122	1,599,122
Total, at cost	2,198,097	2,198,097
Less, accumulated amortization	(2,198,097)	(1,787,024)
Intangible Assets, Net	$-	$411,073

NOTE 7 – GOODWILL

The Company acquired ZBB Technologies, Inc., a former wholly-owned subsidiary, through a series of transactions in March 1996. ZBB Technologies Inc. was subsequently merged with and into ZBB Energy Corporation on January 1, 2012. The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of June 30, 2014 and June 30, 2013.

NOTE 8 – BANK LOANS AND NOTES PAYABLE

Bank loans and notes payable consisted of the following at June 30, 2014 and June 30, 2013:

	As of June 30,
	2014	2013

Bank loan payable of principal and interest at a rate equal to prime plus 1.50%, as defined, subject to a floor of 4.75% with principal due at maturity on January 1, 2014; collateralized by accounts receivable and inventory related to a specific customer contract; paid in full during fiscal 2014.	$-	$213,750

Note payable to the seller of Tier Electronics LLC of $495,000 payable on January 21, 2014. Interest accrued at a rate of 8% and was payable monthly. The promissory note was collateralized by the Company’s membership interest in its wholly-owned subsidiary Tier Electronics LLC; paid in full during fiscal 2014. See note (a) below.	-	495,000

Note payable to Wisconsin Department of Commerce payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement. See note (b) below.	1,069,793	1,136,195

Bank loan payable in fixed monthly payments of $6,800 of principal and interest at a rate of 0.25% below prime, as defined, subject to a floor of 5% with any principal due at maturity on June 1, 2018; collateralized by the building and land.	624,760	673,339

Note payable in fixed monthly installments of $6,610 of principal and interest at a rate of 5.5% with any principal due at maturity on May 1, 2028; collateralized by the building and land.	701,716	734,228

Bank loan payable in monthly installments of $21,000 of principal and interest at a rate equal to prime, as defined, subject to a floor of 4.25%; paid in full during fiscal 2014.	-	29,076
	$2,396,269	$3,281,588

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

Maximum aggregate annual principal payments for fiscal periods subsequent to June 30, 2014 are as follows:

2015	$351,142
2016	361,060
2017	371,402
2018	358,384
2019	105,832
2020 and thereafter	848,449
$2,396,269

NOTE 9 – EMPLOYEE AND DIRECTOR EQUITY INCENTIVE PLANS

The Company previously adopted the 2002 Stock Option Plan (“2002 Plan”) in which a stock option committee could grant up to 1,000,000 shares to key employees or non-employee members of the board of directors.  The options vest in accordance with specific terms and conditions contained in an employment agreement.  If vesting terms and conditions are not defined in an employment agreement, then the options vest as determined by the stock option committee.  If the vesting period is not defined in an employment agreement or by the stock option committee, then the options immediately vest in full upon death, disability, or termination of employment.  Vested options expire upon the earlier of either the five year anniversary of the vesting date or termination of employment.  No shares are available to be issued under the 2002 Plan.

The Company also previously adopted the 2007 Equity Incentive Plan (“2007 Plan”) that authorized the board of directors or a committee to grant up to 300,000 shares to employees and directors of the Company.  Unless defined in an employment agreement or otherwise determined, the options vest ratably over a three-year period.  Options expire 10 years after the date of grant.  No shares are available to be issued under the 2007 Plan.

In November 2010, the Company adopted the 2010 Omnibus Long-Term Incentive Plan (“Omnibus Plan”) which authorizes the board of directors of a committee to grant up to provide stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, other stock-based awards and cash awards.  The Omnibus Plan authorized up to 800,000 shares plus shares of Common Stock underlying any outstanding stock option of other award granted by any predecessor employee stock plan of the Company that is forfeited, terminated, or cancelled without issuance of shares, to employees, officers, non-employee members of the board of directors, consultants, and advisors.  Unless otherwise determined, the options vest ratably over a three-year period.  Options expire 8 years after the date of grant.

At the annual meeting of shareholders held on November 7, 2012 the Company’s shareholders approved an amendment of the Omnibus Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the Omnibus Plan by 900,000 shares and the creation of the 2012 Non-Employee Director Equity Compensation Plan (“2012 Director Equity Plan”), under which the Company may issue up to 700,000 RSU awards and other equity awards to our non-employee directors pursuant to the Company’s director compensation policy.  As of June 30, 2014, there are a total of 615,309 shares available to be issued under the Omnibus Plan and 19,304 shares available to be issued under the 2012 Director Equity Plan.

In aggregate for all plans, at June 30, 2014 the Company had a total of 1,419,068 options outstanding and 1,346,812 RSUs.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the years ended June 30, 2014 and June 30, 2013 using the Black-Scholes option-pricing model:

	Year ended June 30,
	2014	2013
Expected life of option (years)	4	4
Risk-free interest rate	0.95 - 1.27%	0.46 - 0.61%
Assumed volatility	94.35 - 111.20%	96.28 - 104.13%
Expected dividend rate	0%	0%
Expected forfeiture rate	4.91 - 5.62%	4.19 - 6.66%

Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant. Compensation expense is recognized over the requisite service and performance periods.

During the years ended June 30, 2014 and June 30, 2013, the Company’s results of operations include compensation expense for stock options and restricted stock units (“RSUs”) granted under its various equity incentive plans. The amount recognized in the financial statements related to stock-based compensation was $962,361 and $785,260, based on the amortized grant date fair value of options and RSUs during the years ended June 30, 2014 and June 30, 2013, respectively.

Information with respect to stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at July 1, 2012	847,813	$6.25
Options granted	142,710	1.88
Options forfeited	(205,239)	5.05
Balance at June 30, 2013	785,284	5.78	5.34
Options granted	699,850	1.33
Options forfeited	(66,066)	13.23
Balance at June 30, 2014	1,419,068	$3.23	6.09

The following table summarizes information relating to the stock options outstanding at June 30, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.76 to $2.50	819,194	7.42	$1.42	57,656	5.70	$2.01
$2.51 to $5.00	207,434	5.13	3.88	175,969	5.08	3.87
$5.01 to $7.50	377,440	3.90	6.24	347,974	3.85	6.28
$7.51 to $17.95	15,000	1.58	17.95	15,000	1.58	17.95
Balance at June 30, 2014	1,419,068	6.09	3.23	596,599	4.33	5.45

During the year ended June 30, 2014 options to purchase 699,850 shares were granted to employees exercisable at $0.76 to $1.90 per share based on service based vesting terms from July 2013 through June 2017 and exercisable at various dates through June 2022. During the year ended June 30, 2013 options to purchase 142,710 shares were granted to employees exercisable at prices from $1.75 to $1.90 per share based on various service and performance based vesting terms from July 2012 through June 2016 and exercisable at various dates through June 2021.

The aggregate intrinsic value of outstanding options totaled $246,850 and was based on the Company’s adjusted closing stock price of $1.67 as of June 30, 2014.

A summary of the status of unvested employee stock options as of June 30, 2014 and June 30, 2013 and changes during the years then ended is presented below:

	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at July 1, 2012	449,499	$4.70
Options granted	142,710	1.88
Options vested	(158,389)	4.75
Options forfeited	(171,152)	4.21
Balance at June 30, 2013	262,668	3.44
Options granted	699,850	1.33
Options vested	(127,586)	3.55
Options forfeited	(12,463)	3.38
Balance at June 30, 2014	822,469	$1.63	7.08

Total fair value of options granted for the years ended June 30, 2014 and June 30, 2013 was $665,414 and $167,282, respectively. At June 30, 2014, there was $545,092 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.7 years.

The Company compensates its directors with RSUs and cash. On April 9, 2014, the Company’s President and CEO was awarded 200,000 RSUs which vested immediately upon grant.

On December 20, 2013, 455,696 RSUs were granted to the Company’s directors in partial payment of directors fees through November 2014 under the 2012 Director Equity Plan. As of June 30, 2014, 566,775 of the RSUs had vested and there were $335,502 in directors’ fees expense settled with RSU’s for the year ended June 30, 2014.

On May 1, 2013, the Company’s President and CEO and Chief Operating Officer were awarded 200,000 RSUs each which would have vested on the satisfaction of certain performance targets. The RSU’s were forfeited on December 31, 2013 resulting in a credit to selling, general and administrative expense of $406,000 during the year ended June 30, 2014. On January 14, 2014, the Company’s President and CEO and Chief Operating Officer were awarded 500,000 RSUs of which 100,000 vested immediately upon grant, and the remaining 400,000 were cancelled prior to June 30, 2014.

As of June 30, 2014 there were 140,588 unvested RSUs outstanding which will vest through January 15, 2016 and $125,022 in unrecognized compensation cost related to unvested RSUs which are expected to be recognized through January 15, 2016. Shares of common stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

The table below summarizes the status of restricted stock unit balances:

	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at July 1, 2012	489,687	$3.60
RSUs granted	970,000	1.30
RSUs forfeited	(320,000)	1.30
Shares issued	(8,000)	1.70
Balance at June 30, 2013	1,131,687	2.30
RSUs granted	1,660,695	0.99
RSUs forfeited	(1,200,000)	1.10
Shares issued	(245,570)	1.61
Balance at June 30, 2014	1,346,812	$1.87

NOTE 10 - WARRANTS

At June 30, 2014, the following warrants to purchase the Company’s common stock were outstanding and exercisable:

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

•	12,100 warrants exercisable at $5.00 per share which expire March 2015 through July 2015 issued as partial payment for services.

•	224,375 warrants exercisable at $5.20 per share and which expire in September 2015 issued to certain purchasers of Company shares in March 2010.
•	71,667 warrants exercisable at $6.65 per share and which expire in August 2015 issued to certain purchasers of Company shares in August 2009.

The table below summarizes warrant balances:

	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at July 1, 2012	1,400,506	3.15
Warrants granted	21,300	2.95
Warrants expired	-	-
Warrants exercised	-	-
Balance at June 30, 2013	1,421,806	$3.15
Warrants granted	3,239,474	0.95
Warrants expired	(8,000)	2.80
Warrants exercised	(1,719,528)	1.18
Balance at June 30, 2014	2,933,752	$1.88

NOTE 11 – EQUITY

On March 19, 2014, the Company completed an underwritten public offering of its common stock at a price to the public of $2.25 per share. The Company sold a total of 6,325,000 shares of its common stock in the offering for aggregate proceeds of approximately $14.2 million. The Company received approximately $13.0 million of net proceeds from the offering, after deducting the underwriting discount and expenses.

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

Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%. The net proceeds to the Company, after deducting $96,966 of offering costs, were $2,903,034.  During the year ended June 30, 2014, 425 shares of Preferred Stock were converted into 470,171 shares of common stock of the Company. At June 30, 2014, 2,575 shares of Preferred Stock were convertible into 2,918,942 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95. Upon any liquidation, dissolution or winding up of the Corporation, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon. At June 30, 2014 the liquidation preference of the Preferred Stock was $5,347,994.

In connection with the purchase of the Preferred Stock, investors received warrants to purchase a total of 3,157,897 shares of Common Stock at an exercise price of $0.95. The warrants are exercisable at any time prior to September 27, 2016. During the year ended June 30, 2014, 1,447,368 warrants were exercised via a cashless exercise resulting in the issuance of 850,169 shares of common stock of the Company. In addition, the Company issued a total of 81,579 warrants to a placement agent in connection with the transaction. These warrants expire on September 27, 2016.

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

Through June 30, 2014, the Company had issued a total of $2,903,190 of shares of common stock under this facility and $7,096,810 remained available. In accordance with applicable NYSE MKT rules, shareholder approval would have been required for the Company to sell in excess of 3,104,341 shares pursuant to the Aspire Purchase Agreement. Through June 30, 2014, the Company had issued a total of 2,186,053 shares pursuant to the Aspire Purchase and had the ability to sell up to 918,288 additional shares under the Aspire Purchase Agreement. The Company has not made any additional sales to Aspire under the Agreement since June 30, 2013. The Aspire Purchase Agreement was terminated on August 18, 2014.  Refer to Note 15 – Subsequent Events for additional detail.

NOTE 12 - COMMITMENTS

Leasing Activities

The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expires October 31, 2016. The rental rate was $75,596 per year (A$72,431) and was subject to an annual CPI adjustment. Rent expense was $93,434 and $102,420 for the years ended June 30, 2014 and June 30, 2013, respectively. In July of 2011 the Company renewed the lease on its Australian research and development facility through October 2016 at a rental rate of $95,855 per year (A$95,000) subject to an annual CPI adjustment. The Company also leased a building from an officer of its subsidiary, Tier Electronics LLC, who is also a shareholder and was a director, under a lease agreement that was due to expire on December 31, 2014. Subsequently a lease termination agreement was entered into on October 20, 2013, which terminated the lease effective December 31, 2013 for a fee of $21,000. The rent expense for the years ended June 30, 2014 and June 30, 2013 was $63,000 and $84,000. The Company was required to pay real estate taxes and other occupancy costs related to the facility.

The future payments required under the terms of the leases for fiscal periods subsequent to June 30, 2014 are as follows:

2015	$ 94,543
2016	31,514
$ 126,057

Employment Contracts

The Company has entered into employment contracts with executives and management personnel. The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits. The employment contracts generally have no set term and can be terminated by either party. There is a provision for payments of up to six months of annual salary as severance if the Company terminates a contract without cause, along with the acceleration of certain unvested stock option grants.

NOTE 13 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death. The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable. For U.S. employees, the Company has a 401(k) plan. All active participants are 100% vested immediately. Expenses under these plans were $134,831 and $138,254 for the years ended June 30, 2014 and June 30, 2013, respectively.

NOTE 14 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	As of June 30,
	2014	2013
Current	$(82,411)	$(154,904)
Deferred	-	-
Provision (benefit) for income taxes	$(82,411)	$(154,904)

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of June 30, 2014 and June 30, 2013.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	As of June 30,
	2014	2013
Income tax expense/(benefit) computed at the U.S. federal statutory rate	-34%	-34%
Foreign tax expense/(benefit)	-1%	-1%
Change in valuation allowance	34%	34%
Total	-1%	-1%

Significant components of the Company’s net deferred income tax assets as of June 30, 2014 and June 30, 2013 were as follows:

	As of June 30,
	2014	2013
Federal net operating loss carryforwards	$22,238,624	$19,777,894
Federal - other	2,737,404	2,273,021
Wisconsin net operating loss carryforwards	2,747,275	2,482,692
Australia net operating loss carryforwards	1,497,779	1,398,139
Deferred income tax asset valuation allowance	(29,221,082)	(25,931,746)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $65.4 million as of June 30, 2014, that expire at various dates between June 30, 2017 and 2034. The Company also has $2.7 million in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization. The Company has U.S. federal research and development tax credit carryforwards of approximately $223,000 as of June 30, 2014 that expire at various dates through June 30, 2033. As of June 30, 2014, the Company has approximately $52.7 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2014 and 2028. As of June 30, 2014, the Company also has approximately $5.0 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	As of June 30,
	2014	2013
Beginning balance	$193,097	$208,593
Effect of foreign currency translation	$3,486	$(15,496)
Ending balance	$196,583	$193,097

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

NOTE 15 - SUBSEQUENT EVENTS

On July 1, 2014, Holdco amended and restated the Management Services Agreement (the “Agreement”) with Meining Energy.  Pursuant to the Agreement, Holdco will provide certain management services in exchange for a management services fee.  The contractual start date for the management fee was amended to begin on the first day of the first quarter in which Meining Energy achieves operational break-even, as defined in the Agreement.

On August 12, 2014, Meineng Energy received a cash investment of 20,000,000 RMB (approximately $3.2 million) from Wuhu Fuhai-Haoyan Venture Investment, L.P., a branch of Shenzhen Oriental Fortune Capital Co., Ltd., for a post-closing equity position of 8%. Subject to receipt of required governmental approval for this investment, which is expected in October or November 2014, this investment capital will be used to fund ongoing operations and development of the China market, and provides Meineng Energy a 250,000,000 RMB (approximately $42 million) post-closing valuation.  Following this investment, the Company’s indirect investment in Meining Energy equals approximately 30%.

On March 13, 2013, the Company entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10 million of shares of the Company’s common stock over the two-year term of the Purchase Agreement.  On August 18, 2014, the Company provided notice to Aspire Capital electing to terminate the Purchase Agreement.

On August 27, 2014, the Company completed an underwritten public offering of its common stock at a price to the public of $1.12 per share.  The Company sold a total of 13,248,000 shares of its common stock in the offering for aggregate proceeds of approximately $14.8 million.  The Company received approximately $13.5 million of net proceeds from the offering, after deducting the underwriting discount and expenses.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Vice President of Finance, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the CEO and Vice President of Finance have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including the our CEO and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and Vice President of Finance, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of June 30, 2014.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements of fraud.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      OTHER INFORMATION

On September 16, 2014, the Board of Directors (the “Board”) of the Company set November 18, 2014 as the date for the Company's 2014 annual meeting of shareholders (the “Annual Meeting”). The Board also approved September 29, 2014 as the record date for determining shareholders of record entitled to vote at the Annual Meeting. In connection with the change to the date of the Annual Meeting, the Company determined that it was not necessary to change the previously disclosed deadline for the receipt of any shareholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act (“Rule 14a-8”) for inclusion in the Company's proxy materials relating to the Annual Meeting. In order for a proposal under Rule 14a-8 to be timely, it must have been received by the Company at its principal offices and directed to the attention of the Company's Secretary by the close of business on July 10, 2014, which the Company has determined to be reasonable. Such proposals must also comply with the Company's Amended and Restated Bylaws (the “Bylaws”) and the rules of the Securities and Exchange Commission regarding the inclusion of shareholder proposals in proxy materials, and any such proposal may be omitted if not in compliance with applicable requirements.

Shareholders wishing to nominate a director at the Annual Meeting must provide timely notice thereof to the Company in order for such nomination to be considered at the Annual Meeting.  In accordance with Section 2.04.7 of our Bylaws, to be timely, such nomination must have been received by the Company at its principal offices by no earlier than June 23, 2014 and no later than September 21, 2014.  Shareholders wishing to make another proposal at the Annual Meeting—other than one that will be included in our proxy statement—were required under Section 2.04.6 of our Bylaws to notify us by no later than September 21, 2014.  Such nominations and proposals must also satisfy the other requirements for shareholder nominations and proposals set forth in our Bylaws.

All shareholder nominations and proposals must be submitted to ZBB Energy Corporation, N93 W14475 Whittaker Way, Menomonee Falls, Wisconsin 53051, Attn. Secretary. To avoid disputes as to the date of receipt, it is suggested that any shareholder proposal be submitted by certified mail, return receipt requested.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2014 annual meeting of shareholders to be held on November 18, 2014 and is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2014 annual meeting of shareholders to be held on November 18, 2014 and is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2014 annual meeting of shareholders to be held on November 18, 2014 and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2014 annual meeting of shareholders to be held on November 18, 2014 and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2014 annual meeting of shareholders to be held on November 18, 2014 and is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The following financial statements are included in Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2014 and 2013
Consolidated Statements of Operations for the Years ended June 30, 2014 and 2013
Consolidated Statements of Comprehensive Loss for the Years ended June 30, 2014 and 2013
Consolidated Statements of Changes in Equity for the Years ended June 30, 2014 and 2013
Consolidated Statements of Cash Flows for the Years ended June 30, 2014 and 2013
Notes to Consolidated Financial Statements

Financial Statement Schedules

Financial statement schedules have been omitted because they either are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Exhibits

The Exhibit Index immediately preceding the exhibits required to be filed with this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on September 29, 2014, thereunto duly authorized.

ZBB ENERGY CORPORATION
/s/ Eric C. Apfelbach
Eric C. Apfelbach
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Position	Date

/s/ Eric C. Apfelbach	Chief Executive Officer	September 29, 2014
Eric C. Apfelbach	(Principal Executive Officer) and Director

/s/ Dilek Wagner	Vice President of Finance	September 29, 2014
Dilek Wagner	(Principal Financial Officer and Principal Accounting Officer)

/s/ Bradley L. Hansen	President and Chief Operating Officer and Director	September 29, 2014
Bradley L. Hansen

/s/ Paul F. Koeppe	Chairman and Director	September 29, 2014
Paul F. Koeppe

/s/ Richard A. Abdoo	Director	September 29, 2014
Richard A. Abdoo

/s/ Manfred E. Birnbaum	Director	September 29, 2014
Manfred E. Birnbaum

/s/ James H. Ozanne	Director	September 29, 2014
James H. Ozanne

/s/ Theodore Stern	Director	September 29, 2014
Theodore Stern

Exhibit Index

Exhibit No.	Description	Incorporated by Reference to
3.1	Articles of Incorporation of ZBB Energy Corporation, as amended

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013

3.3	Amended and Restated By-laws of ZBB Energy Corporation (as of November 4, 2009)	Incorporated by reference to the Company’s definitive proxy statement filed on September 25, 2009

4.1	Form of Stock Certificate	Incorporated by reference to the Company’s Amendment No. 3 to Registration Statement on Form SB-2 filed on April 13, 2007

4.2	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on August 14, 2009

4.3	Form of Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on March 9, 2010

4.4	Form of Underwriter Warrant	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 10, 2012

4.5	Form of Warrant	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 2, 2012

4.6	Form of Warrant	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 27, 2013

10.1*	2002 Stock Option Plan of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 16, 2008

10.2*	2005 Employee Stock Option Scheme of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on October 27, 2006

10.3*	2007 Equity Incentive Plan of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 16, 2008

10.4*	Director Nonstatutory Stock Option Agreement by and between the Company and Paul F. Koeppe dated as of November 2, 2009	Incorporated by reference to the Company’s Report on Form 8-K filed on November 4, 2009

10.5*	Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009

10.6*	Nonstatutory Stock Option Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach (performance-based)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009

10.7*	Nonstatutory Stock Option Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach (time-based)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009

10.8*	2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to Appendix A attached to the Company’s Definitive Proxy Statement filed on September 24, 2010

10.9	Amendment No. 1 to 2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to Appendix A attached to the Company’s Definitive Proxy Statement filed on September 25, 2012

10.10*	2010 Omnibus Long-Term Incentive Plan Form Stock Option Award Agreement	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on January 31, 2010

10.11*	2010 Omnibus Long-Term Incentive Plan Form Restricted Stock Unit Award Agreement	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on January 31, 2010

10.12	Collaboration Agreement between ZBB Energy Corporation and Honam Petrochemical Corporation dated April 8, 2011	Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011

10.13	Joint Venture Agreement of Anhui Meineng Store Energy Co., Ltd. by and between ZBB PowerSav Holdings Limited and Anhui Xinrui Investment Co., Ltd, dated August 30, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.14	Limited Liability Company Agreement of ZBB PowerSav Holdings Limited by and between ZBB Cayman Corporation and PowerSav, Inc., dated August 30, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.15
Anhui Meineng Store Energy Co., Ltd. Supplemental Agreement to the Joint Venture Agreement by and between ZBB PowerSav Holdings Limited and Anhui Xinlong Investment Management Co., Ltd, dated November 15, 2011
Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011

10.16	License Agreement by and between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store Energy Co., Ltd., dated November 11, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011

10.17	Management Services Agreement by and between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store Energy Co., Ltd., dated November 11, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011

10.18*	Offer letter between ZBB Energy Corporation and Kevin Dennis dated February 3, 2010	Incorporated by reference to Exhibit 10.48 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012

10.19*	Addendum to Employment Agreement between ZBB Energy Corporation and Kevin Dennis dated August 29, 2011	Incorporated by reference to Exhibit 10.49 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012

10.20*	Offer letter between ZBB Energy Corporation and Daniel Nordloh dated April 29, 2010	Incorporated by reference to Exhibit 10.50 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012

10.21*	First Amendment to Letter Agreement between ZBB Energy Corporation and Daniel Nordloh dated April 28, 2011	Incorporated by reference to Exhibit 10.51 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012

10.22*	Second Amendment to Letter Agreement between ZBB Energy Corporation and Daniel Nordloh dated March 23, 2012	Incorporated by reference to Exhibit 10.52 to Pre-Effective Amendment No. 1 to Company’s Registration Statement on Form S-1 filed on April 10, 2012

10.23	Form of Securities Purchase Agreement	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on September 27, 2013

10.24*	Director Compensation Policy, adopted November 6, 2013

10.25	First Amendment to License Agreement between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store Energy Co. Ltd., dated December 3, 2013	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

10.26	Research and Development Agreement between ZBB Energy Corporation and Lotte Chemical Corporation, dated December 16, 2013	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013

10.27	Amended License Agreement between ZBB Energy Corporation and Lotte Chemical Corporation, dated December 16, 2013	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013

10.28	Amendment to Collaboration Agreement between ZBB Energy Corporation and Lotte Chemical Corporation, dated December 16, 2013	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013

10.29*	Professional Services Agreement between Jeff Reichard and ZBB Energy Corporation, dated February 7, 2014	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

10.30*	Employment Agreement between ZBB Energy Corporation and Dilek Wagner, dated February 2, 2014	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

10.31*	Employment Agreement between ZBB Energy Corporation and Bradley Hansen, dated May 19, 2014

10.32*	Form of Nonstatutory Option Agreement issued on May 19, 2014 to Bradley Hansen

10.33*	Amended Separation Agreement between ZBB Energy Corporation and Charles Stankiewicz, dated May 19, 2014

10.34*	Third Amendment to Letter Agreement between ZBB Energy Corporation and Daniel Nordloh, dated July 15, 2014

21	Subsidiaries of ZBB Energy Corporation

23	Consent of Baker Tilly Virchow Krause, LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

* Management Contract or Compensatory Plan or Arrangement.