Form 10-Q
period 2014-09-30
ZBB ENERGY CORP
filed 2014-11-14
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________

FORM 10-Q

__________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

Commission File Number: 001-33540

__________________________________________________

(Exact name of registrant as specified in its charter)

__________________________________________________

Wisconsin	39-1987014
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

N93 W14475 Whittaker Way, Menomonee Falls	53051
(Address of principal executive offices)	(Zip Code)

(262) 253-9800
(Registrant’s telephone number, including area code)

__________________________________________________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
                (Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 14, 2014
Common Stock, $0.01 par value per share	39,044,959

ZBB ENERGY CORPORATION

(*)  All of the financial statements contained in this Quarterly Report are unaudited with the exception of the financial information at June 30, 2014, which has been derived from our audited financial statements at that date and should be read in conjunction therewith.  Our audited financial statements as of June 30, 2014 and for the year then ended, and the notes thereto, can be found in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on September 29, 2014.

ZBB ENERGY CORPORATION
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$21,078,241	$10,360,721
Restricted cash on deposit	69,201	69,901
Accounts receivable, net	311,059	1,051,024
Inventories, net	1,400,337	1,352,970
Prepaid expenses and other current assets	226,218	295,814
Refundable income tax credit	84,620	91,191
Total current assets	23,169,676	13,221,621
Long-term assets:
Property, plant and equipment, net	4,246,000	4,382,203
Investment in investee company	2,821,145	1,646,240
Note receivable	150,132	-
Goodwill	803,079	803,079
Total assets	$31,190,032	$20,053,143

Liabilities and Equity
Current liabilities:
Current maturities of bank loans and notes payable	$353,600	$351,142
Accounts payable	540,923	589,642
Accrued expenses	2,382,463	2,621,479
Customer deposits	266,573	741,145
Accrued compensation and benefits	344,590	195,181
Total current liabilities	3,888,149	4,498,589
Long-term liabilities:
Bank loans and notes payable, net of current maturities	1,956,011	2,045,127
Total liabilities	5,844,160	6,543,716

Commitments and contingencies (Note 12)

Equity
Series B redeemable convertible preferred stock ($0.01 par value,
$1,000 face value) 10,000,000 authorized, 3,000 shares issued, 2,575 shares outstanding, preference in liquidation of $5,417,319 and $5,347,994 as of September 30, 2014 and June 30, 2014, respectively	26	26
Common stock ($0.01 par value); 150,000,000 authorized,
39,044,959 and 25,651,389 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	1,098,764	964,828
Additional paid-in capital	116,218,643	102,286,450
Accumulated deficit	(92,428,591)	(89,788,242)
Accumulated other comprehensive loss	(1,595,705)	(1,599,875)
Total ZBB Energy Corporation Equity	23,293,137	11,863,187
Noncontrolling interest	2,052,735	1,646,240
Total equity	25,345,872	13,509,427
Total liabilities and equity	$31,190,032	$20,053,143

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended September 30,
	2014	2013
Revenues
Product sales	$549,341	$1,069,122
Engineering and development	15,520	-
Total Revenues	564,861	1,069,122

Costs and Expenses
Cost of product sales	226,800	597,401
Cost of engineering and development	109,163	-
Advanced engineering and development	1,406,746	1,209,837
Selling, general, and administrative	2,059,553	1,485,490
Depreciation and amortization	154,516	342,580
Total Costs and Expenses	3,956,778	3,635,308

Income (Loss) from Operations	(3,391,917)	(2,566,186)

Other Income (Expense)
Equity in loss of investee company	(82,502)	(117,892)
Gain on investment in investee company	1,257,407	-
Interest income	3,611	509
Interest expense	(27,580)	(51,738)
Other income (expense)	-	896
Total Other Income (Expense)	1,150,936	(168,225)

Loss before benefit for Income Taxes	(2,240,981)	(2,734,411)

Benefit for Income Taxes	-	(19,729)
Net loss	(2,240,981)	(2,714,683)
Net loss attributable to noncontrolling interest	82,502	117,892
Gain attributable to noncontrolling interest	(481,870)	-
Net Income (Loss) Attributable to ZBB Energy Corporation	(2,640,349)	(2,596,791)
Preferred Stock Dividend	(47,809)	(2,499)
Net Loss Attributable to Common Shareholders	$(2,688,158)	$(2,599,290)

Net Loss per share
Basic and diluted	$(0.09)	$(0.15)

Weighted average shares-basic and diluted	30,620,518	17,707,760

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
	Three months ended September 30,
	2014	2013
Net loss	$(2,240,981)	$(2,714,683)
Foreign exchange translation adjustments	4,170	(955)
Comprehensive loss	(2,236,811)	(2,715,638)
Net (income) loss attributable to noncontrolling interest	(399,368)	117,892
Comprehensive Loss Attributable to ZBB Energy Corporation	$(2,636,179)	$(2,597,746)

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss)	Noncontrolling Interest

	Shares	Amount	Shares	Amount

Balance: June 30, 2013	-	$-	17,707,431	$885,389	$85,464,055	$(80,932,824)	$(1,594,418)	$2,304,121

Net loss						(8,855,418)		(657,881)
Net currency translation adjustment							(5,457)
Issuance of common stock, net of costs and underwriting fees			6,325,000	63,250	12,973,214
Stock-based compensation			245,570	2,456	959,905
Issuance of preferred stock, net of costs and underwriting fees	3,000	30			2,388,756
Conversion of preferred stock	(425)	(4)	470,171	4,701	(4,696)
Issuance of warrants					498,793
Issuance of warrants to underwriter					15,455
Exercise of warrants			903,217	9,032	(9,032)
Balance: June 30, 2014	2,575	26	25,651,389	964,828	102,286,450	(89,788,242)	(1,599,875)	1,646,240

Net income (loss)						(2,640,349)		399,368
Net currency translation adjustment							4,170
Issuance of common stock, net of costs and underwriting fees			13,248,000	132,480	13,557,257
Stock-based compensation			145,570	1,456	374,936
Contribution of capital from noncontrolling interest								7,127
Balance: September 30, 2014	2,575	$26	39,044,959	$1,098,764	$116,218,643	$(92,428,591)	$(1,595,705)	$2,052,735

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(2,240,981)	$(2,714,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	154,516	158,057
Amortization of intangible assets	-	184,523
Amortization of discounts and debt issuance costs on notes payable	-	14,566
Stock-based compensation, net	376,392	284,080
Equity in loss of investee company	82,502	117,892
Gain on investment in investee company	(1,257,407)	-
Changes in assets and liabilities
Accounts receivable, net	739,965	(51,000)
Inventories, net	(47,367)	290,030
Prepaids and other current assets	69,596	113,589
Refundable income taxes	6,571	(20,553)
Accounts payable	(48,719)	488,930
Accrued expenses	(238,062)	92,642
Customer deposits	(474,572)	154,156
Accrued compensation and benefits	149,409	77,249
Net cash used in operating activities	(2,728,157)	(810,522)
Cash flows from investing activities
Release of restricted cash	700	-
Expenditures for property and equipment	(18,313)	(24,117)
Investment in note receivable	(150,132)	-
Net cash used in investing activities	(167,745)	(24,117)
Cash flows from financing activities
Repayments of bank loans and notes payable	(86,658)	(92,967)
Proceeds from issuance of preferred stock and warrants	-	3,000,000
Preferred stock issuance costs	-	(90,127)
Proceeds from issuance of common stock	14,837,760	-
Common stock issuance costs	(1,148,023)	-
Proceeds from noncontrolling interest	7,127	-
Net cash provided by financing activities	13,610,206	2,816,906
Effect of exchange rate changes on cash and cash equivalents	3,216	402
Net increase in cash and cash equivalents	10,717,520	1,982,669
Cash and cash equivalents - beginning of period	10,360,721	1,096,621

Cash and cash equivalents - end of period	$21,078,241	$3,079,290

Cash paid for interest	$24,912	$56,202

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

ZBB Energy Corporation (“ZBB,” “we,” “us,” “our” or the “Company”) develops, licenses, and manufactures innovative energy management systems solutions serving the utility, commercial, and industrial building markets.  ZBB was incorporated in Wisconsin in 1998 and is headquartered in Menomonee Falls, Wisconsin, USA with offices also located in Perth, Western Australia.

ZBB Energy develops and commercializes application solutions for advanced energy management systems critical to the transition from a “coal-centric economy” to one reliant on renewable energy sources.  These advanced systems directly connect wind and solar equipment to the grid and other systems that can form various levels of micro-grids as well as power quality regulation solutions.  ZBB Energy brings vital power control and energy storage solutions to problems caused by the incorporation of increasingly pervasive renewable energy generating assets that are part of the grid power transmission and distribution network used in commercial, industrial, and multi-tenant buildings. The Company also develops and commercializes energy management systems for off-grid applications such as island or remote power.

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

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included.  Operating results for the three month period ended September 30, 2014 are not necessarily indicative of the results that might be expected for the year ending June 30, 2015.

The condensed consolidated balance sheet at June 30, 2014 has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by US GAAP.  For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on Form 10-K for the fiscal year ended June 30, 2014 filed with the Securities and Exchange Commission on September 29, 2014.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries and have been prepared in accordance with US GAAP.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash on deposit, accounts receivable, a note receivable, accounts payable, and bank loans and notes payable.  The carrying amounts of the Company’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, except for the note receivable and bank loans and notes payable.  The carrying amount of the note receivable and the bank loans and notes payable approximate fair value due to the interest rate and terms approximating those available to us for similar obligations.

The Company accounts for the fair value of financial instruments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level or pricing observability.  FASB ASC 820 describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, for similar assets or liabilities in active markets.

Level 3 inputs are unobservable inputs for the asset or liability.  As such, the prices or valuation techniques require inputs that are both significant to the fair value measurement and are unobservable.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company maintains its cash deposits in fully insured accounts at financial institutions predominately in the United States, Australia, and Hong Kong.  The Company has not experienced any losses in such accounts.

Restricted Cash on Deposit

The Company had $69,201 and $69,901 in restricted cash on deposit as of September 30, 2014 and June 30, 2014, respectively, as collateral for certain credit arrangements.

Accounts Receivable

Credit is extended based on an evaluation of a customer’s financial condition.  Accounts receivable are stated at the amount the Company expects to collect from outstanding balances.  The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable are stated net of an allowance for doubtful accounts of $10,878 as of September 30, 2014 and June 30, 2014.  The composition of accounts receivable by aging category is as follows as of:

	September 30, 2014	June 30, 2014
Current	$77,329	$902,545
30-60 days	14,031	-
60-90 days	69,040	-
Over 90 days	150,659	148,479
Total	$311,059	$1,051,024

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

The Company completed a review of the estimated useful lives of specific assets for the quarter ended September 30, 2014 and determined that there were no changes in the estimated useful lives of assets.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant, equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value.  Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations.  In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were no long-lived assets impaired as of September 30, 2014 and June 30, 2014 (see Note 5).

Investment in Investee Company

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting.  Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company.  Under the equity method of accounting, an investee company’s accounts are not reported in the Company’s condensed consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption ‘‘Equity in loss of investee company” in the condensed consolidated statements of operations.  The Company’s carrying value in an equity method investee company is reported in the caption ‘‘Investment in investee company’’ in the Company’s condensed consolidated balance sheets.

When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s condensed consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding.  When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Note Receivable

The Company has one note receivable from an unrelated party.  The note matures on December 15, 2015 and is classified as “Note receivable” in the financial statements.  See further discussion of the note receivable in Note 6.

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

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value.  If the carrying value is less than the fair value, no impairment exists and the second step is not performed.  If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment.  In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of September 30, 2014 and June 30, 2014.

Accrued Expenses

Accrued expenses consist of the Company’s present obligations related to various expenses incurred during the period and includes a reserve for estimated contract losses, other accrued expenses, and warranty obligations.  Included in accrued expenses as of September 30, 2014 is a reserve of approximately $1.6 million for a product upgrade initiative established in the fourth quarter of fiscal 2014.

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

As of September 30, 2014 and June 30, 2014, included in the Company’s accrued expenses were $674,304 and $731,910, respectively, related to warranty obligations.  The following is a summary of accrued warranty activity:

	Three Months and Year Ended
	September 30, 2014	June 30, 2014
Beginning balance	$731,910	$479,873
Accruals for warranties during the period	146,345	741,412
Settlements during the period	(214,962)	(673,588)
Adjustments relating to preexisting warranties	11,011	184,213
Ending balance	$674,304	$731,910

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

Our collaboration agreements typically involve multiple elements or deliverables, including upfront fees, contract research and development, milestone payments, technology licenses or options to obtain technology licenses, and royalties.  For these arrangements, revenues are recognized in accordance with FASB ASC 605-25, “Revenue Recognition – Multiple Element Arrangements.” The Company’s revenues associated with multiple element contracts is based on the selling price hierarchy, which utilizes vendor-specific objective evidence (“VSOE”) when available, third-party evidence (“TPE”) if VSOE is not available, and if neither is available then the best estimate of the selling price is used.  The Company utilizes best estimate for its multiple deliverable transactions as VSOE and TPE do not exist.  To be considered a separate element, the product or service in question must represent a separate unit under SEC Staff Accounting Bulletin 104, and fulfill the following criteria: the delivered item(s) has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. For arrangements containing multiple elements, revenue from time and materials based service arrangements is recognized as the service is performed.  Revenue relating to undelivered elements is deferred at the estimated fair value until delivery of the deferred elements.  If the arrangement does not meet all criteria above, the entire amount of the transaction is deferred until all elements are delivered.

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

Total revenues of $564,861 and $1,069,122 were recognized for the three months ended September 30, 2014 and September 30, 2013, respectively.  For the three months ended September 30, 2014 two significant customers comprised 62% and 30% of total revenues.  For the three months ended September 30, 2013 one significant customer comprised 82% of total revenues.

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

On December 13, 2011, the Company entered into a joint development and license agreement with a global technology company to jointly develop flow batteries.  The objective of the joint development agreement is to develop low cost, high energy density grid scale flow battery stacks and systems that could lead to a significant cost reduction for grid level storage.  The Company recognizes revenue under this agreement upon achievement of certain performance milestones.  The Company recognized $0 of revenue under this agreement for the three months ended September 30, 2014 and September 30, 2013.

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

On December 16, 2013, the Company and Lotte entered into a Research and Development Agreement (the “R&D Agreement”) pursuant to which the Company has agreed to develop and provide to Lotte a Zinc Bromide chemical flow battery system, including a Zinc Bromide chemical flow battery module and related software (the “Product”), on the terms and conditions set forth in the R&D Agreement (the “Project”).  The Project is scheduled to continue until December 16, 2015, unless extended by the mutual agreement of the Company and Lotte.  Subject to the satisfaction of certain specified milestones, Lotte is required to make payments to the Company under the R&D Agreement totaling $3,000,000 over the term of the Project.  ZBB will recognize revenue based upon a Performance Based Method pursuant to the model described in FASB ASC 980-605-25, where revenue is recognized based on the lesser of the amount of nonrefundable cash received or the amounts due based on the proportional amount of the total effort expected to be expended on the contract that has been provided to date as there does not exist substantial doubt that the milestones will be achieved.  The Company recognized $0 of revenue under this agreement for the three months ended September 30, 2014 and September 30, 2013.

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

Overall, there were $3,750,000 of payments received and $4,125,000 of revenue recognized under the Lotte agreements in the year ended June 30, 2014.  During the three months ended September 30, 2014, the Company received the residual $375,000 payment under these agreements.

The Company recognized $15,520 in engineering and development revenues for the three months ended September 30, 2014 and $0 for the three months ended September 30, 2013, respectively, related to collaborative agreements.  Engineering and development costs related to the collaboration agreements totaled $109,163 and $0 for the three months ended September 30, 2014 and September 30, 2013, respectively.

As of September 30, 2014 and September 30, 2013, the Company had no unbilled amounts from engineering and development contracts in process.  The Company had received $31,680 and $125,663 in customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work, as of September 30, 2014 and September 30, 2013, respectively.

Advanced Engineering and Development Expenses

In accordance with FASB ASC Topic 730, “Research and Development,” the Company expenses advanced engineering and development costs as incurred.  These costs consist primarily of materials, labor, and allocable indirect costs incurred to design, build, and test prototype units, as well as the development of manufacturing processes for these units.  Advanced engineering and development costs also include consulting fees and other costs.

To the extent these costs are separately identifiable, incurred and funded by advanced engineering and development type agreements with outside parties, they are shown separately on the condensed consolidated statements of operations as a “Cost of engineering and development.”

Stock-Based Compensation

The Company measures all “Share-Based Payments," including grants of stock options, restricted shares and restricted stock units to be recognized in its condensed consolidated statement of operations based on their fair values on the grant date, which is consistent with FASB ASC Topic 718, “Stock Compensation,” guidelines.

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

Advertising Expense

Advertising costs of $7,563 and $23,151 for the three months ended September 30, 2014 and September 30, 2013, respectively, were charged to selling, general, and administrative expenses as incurred.

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.”  FASB ASC Topic 740 requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of September 30, 2014 and June 30, 2014.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s U.S. Federal income tax returns for the years ended June 30, 2011 through June 30, 2014 and the Company’s Wisconsin and Australian income tax returns for the years ended June 30, 2010 through June 30, 2014 are subject to examination by taxing authorities.  As of September 30, 2014, there were no examinations in progress.

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

Loss per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the three months ended September 30, 2014 and September 30, 2013 there were 9,106,790 and 9,738,542 shares of common stock underlying convertible preferred stock, options, restricted stock units and warrants that are excluded, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains significant cash deposits primarily with three financial institutions.  All deposits are fully insured as of September 30, 2014.  The Company has not previously experienced any losses on such deposits.  Additionally, the Company performs periodic evaluations of the relative credit ratings of these institutions as part of its banking strategy.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  It is reasonably possible that the estimates we have made may change in the near future.  Significant estimates underlying the accompanying condensed consolidated financial statements include those related to:

•	the timing of revenue recognition;
•	the allowance for doubtful accounts;
•	provisions for excess and obsolete inventory;
•	the lives and recoverability of property, plant and equipment and other long-lived assets, including goodwill;
•	contract costs, losses, and reserves;
•	warranty obligations;
•	income tax valuation allowances;
•	stock-based compensation; and
•	valuation of warrants.

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

In August 2014, the FASB issued ASU 2014-15 – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40).  The update requires management to perform a going concern assessment if there is substantial doubt about an entity’s ability to continue as a going concern within one year of the financial statement issuance date.  Under the new standard, the definition of substantial doubt incorporates a likeliness threshold of “probable” that is consistent with the current use of the term defined in US GAAP for loss contingencies (Topic 450 – Contingencies).  Management will need to consider conditions that are known and reasonably knowable at the financial statement issuance date and determine whether the entity will be able to meet its obligations within the one-year period.  Additional disclosures are required if it is probable that the entity will be unable to meet its current obligations.  The amendments in this ASU will be effective for annual periods ending after December 15, 2016.  Early adoption is permitted. The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12 - Compensation – Stock Compensation (Topic 718).  The amendments require that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation expense should be recognized in the period in which it becomes probable that the performance target will be achieved.  ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  The Company is required to adopt this standard beginning July 1, 2016.  ASU 2014-12 does not contain any new disclosure requirements.  The Company does not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

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

In July 2013, the FASB issued ASU 2013-11 – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss, or a tax credit carryforward.  To the extent the tax benefit is not available at the reporting date under the governing tax law or if the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented as a liability and not combined with deferred tax assets.  ASU 2013-11 is effective for annual periods, and interim periods within those years, beginning after December 15, 2013.  The amendments are to be applied to all unrecognized tax benefits that exist as of the effective date and may be applied retrospectively to each prior reporting period presented.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In April 2013, the FASB issued ASU 2013-07 – Presentation of Financial Statements (Topic 205) – Liquidation Basis of Accounting.  The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent.  Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy).  If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception.  The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation.  The entity should include in its presentation of assets any items it had not previously recognized under US GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks).  The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Entities should apply the requirements prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The adoption did not have an impact on the Company’s consolidated financial statements in its present condition.

In March 2013, the FASB issued ASU 2013-05 – Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  These amendments provide guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a group of assets that is a non-profit activity or a business within a foreign entity.  In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions.  The amendments are effective for fiscal years and interim reporting periods within those years, beginning after December 15, 2013.  The amendments should be applied prospectively to derecognition events occurring after the effective date.  Prior periods should not be adjusted.  Early adoption is permitted.  If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.  The Company was required to adopt this standard beginning July 1, 2014.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04 – Liabilities (Topic 405) – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  These amendments provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP.  Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  These amendments shall be applied retrospectively to all prior periods presented for those obligations within the scope of this Subtopic that exist at the beginning of an entity’s fiscal year of adoption.  Early adoption is permitted.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

Pursuant to the China JV Agreement, Meineng Energy was capitalized with approximately $13.6 million of equity capital.  The Company’s only capital contributions to the Joint Venture were the contribution of technology to Meineng Energy via the License Agreement and $200,000 in cash.  The Company’s indirect interest in Meineng Energy equaled approximately 33%.  On August 12, 2014, Meineng Energy received a cash investment of 20,000,000 RMB (approximately $3.2 million) from Wuhu Fuhai-Haoyan Venture Investment, L.P., a branch of Shenzhen Oriental Fortune Capital Co., Ltd., for a post-closing equity position of 8%.  Required governmental approval was obtained in October 2014.  This investment capital will be used to fund ongoing operations and development of the China market, and provides Meineng Energy a 250,000,000 RMB (approximately $42 million) post-closing valuation.  Following this investment, the Company’s indirect investment in Meineng Energy equals approximately 30%.  The Company’s indirect gain as a result of the investment is $775,537.

The Company’s investment in Meineng Energy was made through Holdco.  Pursuant to the Holdco Agreement, the Company contributed to Holdco technology via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest and PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest.  The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011.  The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012.  For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s condensed consolidated financial statements as a noncontrolling interest.  For the three months ended September 30, 2014 and September 30, 2013, Meineng Energy had a net loss of $414,169 and $544,487, respectively.

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

Pursuant to the Amended License Agreement dated July 1, 2014, Holdco granted to Meineng Energy (1) an exclusive royalty-free license to manufacture and distribute the Company’s ZBB EnerStore, zinc bromide flow battery, version three (V3) (50KW) and ZBB EnerSection, power and energy control center (up to 250KW) (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.

Pursuant to the Research and Development Agreement, Meineng Energy may request the Company to provide research and development services upon commercially reasonable terms and conditions.  Meineng Energy would pay the Company’s fully-loaded costs and expenses incurred in providing such services.

The Company had product sales of $0 and $44,478 to Meineng Energy during the three months ended September 30, 2014 and September 30, 2013, respectively.

The operating results for Meineng Energy for the three months ended September 30, 2014 and September 30, 2013 are summarized as follows:

	Three Months Ended September 30,
	2014	2013
Revenues	$299,041	$41,845
Gross Profit (loss)	(33,493)	(28,987)
Income (loss) from operations	(407,784)	(583,595)
Net Income (loss)	(414,169)	(544,487)

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business.  Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets.  The Company incurred a net loss of $2,640,349 attributable to ZBB Energy Corporation for three months ended September 30, 2014, and as of September 30, 2014 has an accumulated deficit of $92,428,591 and total ZBB Energy Corporation equity of $23,293,137.  The ability of the Company to settle its total liabilities of $5,844,160 and to continue as a going concern is dependent upon increasing revenues and achieving profitability.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We believe that cash and cash equivalents on hand at September 30, 2014, expected collections on the Lotte R&D Agreement and other potential sources of cash, will be sufficient to fund our current operations through the second quarter of fiscal year 2016.  However, there can be no assurances that unforeseen circumstances will not require the Company to raise additional investment capital to fund its operations.  If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 4 - INVENTORIES

Inventories are comprised of the following as of:

	September 30, 2014	June 30, 2014
Raw materials	$1,179,377	$1,054,197
Work in progress	220,960	298,773
Total	$1,400,337	$1,352,970

NOTE 5 - PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of:

	September 30, 2014	June 30, 2014
Land	$217,000	$217,000
Building and improvements	3,532,375	3,520,872
Manufacturing equipment	3,695,781	3,710,127
Office equipment	417,073	399,583
Total, at cost	7,862,229	7,847,582
Less: accumulated depreciation	(3,616,229)	(3,465,379)
Property, plant, and equipment, net	$4,246,000	$4,382,203

The Company recorded depreciation expense of $154,516 and $158,057 for the three months ended September 30, 2014 and September 30, 2013, respectively.

NOTE 6 – NOTE RECEIVABLE

On September 23, 2014, the Company was issued a $150,000 convertible promissory note from an unrelated party.  The note accrues interest at 8% per annum on the outstanding principal amount.  The entire outstanding principal balance and accrued interest is due and payable on December 15, 2015, the maturity date of the note.  If at the maturity date the note and accrued interest has not been paid in full, the Company may convert the principal and interest outstanding into shares of its convertible preferred stock at the then-current valuation.

NOTE 7 - GOODWILL

The Company acquired ZBB Technologies, Inc., a former wholly-owned subsidiary, through a series of transactions in March 1996.  ZBB Technologies Inc. was subsequently merged with and into ZBB Energy Corporation on January 1, 2012.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of September 30, 2014 and June 30, 2014.

NOTE 8 - BANK LOANS AND NOTES PAYABLE

The Company’s debt consisted of the following as of September 30, 2014 and June 30, 2014:

	September 30, 2014	June 30, 2014
Bank loans and notes payable-current	$353,600	$351,142
Bank loans and notes payable-long term	1,956,011	2,045,127
Total	$2,309,611	$2,396,269

Bank loans and notes payable consisted of the following as of:

	September 30, 2014	June 30, 2014

Note payable to Wisconsin Econcomic Development Corporation payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement. See note (a) below.	$1,004,019	$1,069,793

Bank loan payable in fixed monthly payments of $6,800 of principal and interest at a rate of 0.25% below prime, as defined, subject to a floor of 5% with any principal due at maturity on June 1, 2018; collateralized by the building and land.	612,289	624,760

Note payable in fixed monthly installments of $6,610 of principal and interest at a rate of 5.5% with any principal due at maturity on May 1, 2028; collateralized by the building and land.	693,303	701,716

	$2,309,611	$2,396,269

(a)
As of April 2013, the Wisconsin Economic Development Corporation granted the Company a 12 month deferral of the required installment payments of $22,800.  On March 1, 2014, fifty equal monthly installments of $23,685 commenced through April 1, 2018 with the final installment due on May 1, 2018.

Maximum aggregate annual principal payments for fiscal periods subsequent to September 30, 2014 are as follows:

2015	$264,305
2016	361,051
2017	371,392
2018	358,373
2019	105,823
2020 and thereafter	848,667
$2,309,611

NOTE 9 - EMPLOYEE AND DIRECTOR EQUITY INCENTIVE PLANS

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

In November 2010, the Company adopted the 2010 Omnibus Long-Term Incentive Plan (“Omnibus Plan”) which authorizes a committee of the board of directors to grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, other stock-based awards and cash awards.  The Omnibus Plan authorized up to 800,000 shares plus shares of Common Stock underlying any outstanding stock option of other award granted by any predecessor employee stock plan of the Company that is forfeited, terminated, or cancelled without issuance of shares, to employees, officers, non-employee members of the board of directors, consultants, and advisors.  Unless otherwise determined, options vest ratably over a three-year period and expire 8 years after the date of grant.

At the annual meeting of shareholders held on November 7, 2012 the Company’s shareholders approved an amendment of the Omnibus Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the Omnibus Plan by 900,000 shares and the creation of the 2012 Non-Employee Director Equity Compensation Plan (“2012 Director Equity Plan”), under which the Company may issue up to 700,000 RSU awards and other equity awards to our non-employee directors pursuant to the Company’s director compensation policy. As of September 30, 2014, there are a total of 414,496 shares available to be issued under the Omnibus Plan and 19,304 shares available to be issued under the 2012 Director Equity Plan.

In aggregate for all plans, at September 30, 2014 there were outstanding a total of 1,619,881 options and 1,561,242 restricted stock units (“RSUs”).

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method.  The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.  The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2014 and September 30, 2013 using the Black-Scholes option-pricing model:

	Three Months Ended September 30,
	2014	2013
Expected life of option (years)	4	4
Risk-free interest rate	1.23 - 1.41%	0.95 - 1.20%
Assumed volatility	100.97 - 103.91%	94.35-94.83%
Expected dividend rate	0%	0%
Expected forfeiture rate	5.00 - 6.32%	5.55 - 5.62%

Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

During the three months ended September 30, 2014 and September 30, 2013, the Company’s results of operations include compensation expense for stock options and RSUs granted under its various equity incentive plans.  The amount recognized in the financial statements related to stock-based compensation was $376,392 and $284,080, based on the amortized grant date fair value of options and RSUs during the three months ended September 30, 2014 and September 30, 2013, respectively.

Information with respect to stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at June 30, 2013	785,284	$5.78
Options granted	699,850	1.33
Options forfeited	(66,066)	13.23
Balance at June 30, 2014	1,419,068	3.23	3.09
Options granted	265,000	1.05
Options forfeited	(64,187)	3.66
Balance at September 30, 2014	1,619,881	$2.86	6.21

The following table summarizes information relating to the stock options outstanding at September 30, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.50 to $1.00	293,000	7.16	$1.32	-
$1.01 to $2.50	772,295	7.46	1.52	79,758	5.57	$1.98
$2.51 to $5.00	179,813	4.91	3.95	163,389	4.88	3.96
$5.01 to $7.50	359,773	3.62	6.23	331,773	3.56	6.28
$7.51 to $17.95	15,000	1.33	17.95	15,000	1.33	17.95
Balance at June 30, 2014	1,619,881	6.21	$2.86	589,920	4.14	$5.35

During the three months ended September 30, 2014, options to purchase 265,000 shares were granted to employees exercisable at $1.02 to $1.67 per share based on various service-based and performance-based vesting terms from July 2014 through September 2017 and exercisable at various dates through September 2022.  During the three months ended September 30, 2013 options to purchase 200 shares were granted to employees exercisable at $1.90 per share based on various service-based vesting terms from July 2013 through September 2016 and exercisable at various dates through September 2021.

The aggregate intrinsic value of outstanding options totaled $0 and was based on the Company’s adjusted closing stock price of $0.56 as of September 30, 2014.

A summary of the status of unvested employee stock options as of September 30, 2014 and June 30, 2014 and changes during the three months and year then ended is presented below:

	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at June 30, 2013	262,668	$3.44
Options granted	699,850	1.33
Options vested	(127,586)	3.55
Options forfeited	(12,463)	3.38
Balance at June 30, 2014	822,469	1.63
Options granted	265,000	1.05
Options vested	(30,656)	2.52
Options forfeited	(26,852)	2.31
Balance at September 30, 2014	1,029,961	$1.43	7.40

Total fair value of options granted for the three months ended September 30, 2014 and September 30, 2013 was $193,749 and $124, respectively.  At September 30, 2014, there was $608,808 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.6 years.

The Company compensates its directors with RSUs and cash.  On December 20, 2013, 455,696 RSUs were granted to the Company’s directors in partial payment of directors fees through November 2014 under the 2012 Director Equity Plan.  As of September 30, 2014, 445,696 of the RSUs had vested and there were $90,000 in directors’ fees expense settled with RSUs for the three months ended September 30, 2014.

On May 1, 2013, the Company’s CEO and Chief Operating Officer were awarded 200,000 RSUs each which would have vested on the satisfaction of certain performance targets.  The RSUs were forfeited on December 31, 2013 resulting in a credit to selling, general, and administrative expense of $406,000 during the year ended June 30, 2014.

On January 14, 2014, the Company’s CEO and Chief Operating Officer were awarded 500,000 RSUs, of which 100,000 vested immediately upon grant, and the remaining 400,000 were cancelled prior to June 30, 2014.  On April 9, 2014, the Company’s CEO was awarded 200,000 RSUs which vested immediately upon grant under the Omnibus Plan.

As of September 30, 2014 there were 386,667 unvested RSUs outstanding which will vest through January 15, 2016 and $435,788 in unrecognized compensation cost related to unvested RSUs which are expected to be recognized through January 15, 2016.  Generally, shares of common stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

The table below summarizes the status of restricted stock unit balances:

	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at June 30, 2013	1,131,687	$2.30
RSUs granted	1,660,695	0.99
RSUs forfeited	(1,200,000)	1.10
Shares issued	(245,570)	1.61
Balance at June 30, 2014	1,346,812	1.87
RSUs granted	360,000	1.69
RSUs forfeited	-	-
Shares issued	(145,570)	0.79
Balance at September 30, 2014	1,561,242	$1.82

NOTE 10 - WARRANTS

At September 30, 2014, the following warrants to purchase the Company’s common stock were outstanding and exercisable:

•
81,579 warrants exercisable at $0.95 per share and which expire in September 2016 issued as placement agent’s compensation in connection with the sale of $3 million of preferred stock on September 27, 2013 as described in Note 11.

•
1,710,525 warrants exercisable at $0.95 per share and which expire in September 2016 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $3.0 million of preferred stock on September 27, 2013 described in Note 11. In March 2014, 1,447,369 warrants were exercised via a cashless exercise resulting in the issuance of 850,169 shares of common stock of the Company.

•	15,000 warrants exercisable at $2.10 per share which expire in July 2015 issued as partial payment for services.

•
306,902 warrants exercisable at $2.375 per share and which expire in June 2017 issued in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $12 million of common stock on June 19, 2012.  On March 19, 2014, 272,159 warrants were exercised via a cashless exercise resulting in the issuance of 53,048 shares of common stock of the Company.

•
511,604 warrants exercisable at $2.65 per share and which expire in May 2017 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes on May 1, 2012.

•	12,100 warrants exercisable at $5.00 per share which expire March 2015 through July 2015 issued as partial payment for services.

•	224,375 warrants exercisable at $5.20 per share and which expire in September 2015 issued to certain purchasers of Company shares in March 2010.

•	71,667 warrants exercisable at $6.65 per share and which expire in August 2015 issued to certain purchasers of Company shares in August 2009.

The table below summarizes warrant balances:

	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at June 30, 2013	1,421,806	$3.15
Warrants granted	3,239,474	0.95
Warrants expired	(8,000)	2.80
Warrants exercised	(1,719,528)	1.18
Balance at June 30, 2014	2,933,752	1.88
Warrants granted	-	-
Warrants expired	-	-
Warrants exercised	-	-
Balance at September 30, 2014	2,933,752	$1.88

NOTE 11 - EQUITY

On August 27, 2014, the Company completed an underwritten public offering of its common stock at a price to the public of $1.12 per share.  The Company sold a total of 13,248,000 shares of its common stock in the offering for aggregate proceeds of approximately $14.8 million.  The Company received approximately $13.7 million of net proceeds from the offering, after deducting the underwriting discount and expenses.

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

Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%.  The net proceeds to the Company, after deducting $90,127 of offering costs, were $2,903,034.  During the year ended June 30, 2014, 425 shares of Preferred Stock were converted into 470,171 shares of common stock of the Company.  At September 30, 2014, 2,575 shares of Preferred Stock were convertible into 2,991,915 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Corporation, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  At September 30, 2014 the liquidation preference of the Preferred Stock was $5,417,319.

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

NOTE 12 - COMMITMENTS

Leasing Activities

The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expires October 31, 2016.  The rental rate was $75,596 per year (A$72,431) and was subject to an annual CPI adjustment.  Rent expense was $23,734 and $22,945 for the three months ended September 30, 2014 and September 30, 2013, respectively.  In July of 2011, the Company renewed the lease on its Australian research and development facility through October 2016 at a rental rate of $95,855 per year (A$95,000) subject to an annual CPI adjustment.  The Company also leased a building from an officer of its subsidiary, Tier Electronics LLC, who is also a shareholder and was a director, under a lease agreement that was due to expire on December 31, 2014.  Subsequently a lease termination agreement was entered into on October 20, 2013, which terminated the lease effective December 31, 2013 for a fee of $21,000.  The rent expense for the three months ended September 30, 2014 and September 30, 2013 was $0 and $21,000, respectively.  The Company was required to pay real estate taxes and other occupancy costs related to the facility.

The future payments required under the terms of the leases for fiscal periods subsequent to September 30, 2014 are as follows:

2015	$65,798
2016	29,243
$95,041

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

NOTE 13 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $23,663 and $32,326 for the three months ended September 30, 2014 and September 30, 2013, respectively.

NOTE 14 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Three Months Ended September 30,
	2014	2013
Current	$-	$(19,729)
Deferred	-	-
Provision (benefit) for income taxes	$-	$(19,729)

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns.  In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future.  Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income.  As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of September 30, 2014 and June 30, 2014.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	As of September 30,
	2014	2013
Income tax expense/(benefit) computed at the U.S. federal statutory rate	-34%	-34%
Foreign tax expense/(benefit)	0%	-1%
Change in valuation allowance	34%	34%
Total	0%	-1%

Significant components of the Company’s net deferred income tax assets as of September 30, 2014 and June 30, 2014 were as follows:

	September 30, 2014	June 30, 2014
Federal net operating loss carryforwards	$23,296,521	$22,238,624
Federal - other	2,813,229	2,737,404
Wisconsin net operating loss carryforwards	2,863,493	2,747,275
Australia net operating loss carryforwards	1,497,779	1,497,779
Deferred income tax asset valuation allowance	(30,471,022)	(29,221,082)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $68.5 million as of September 30, 2014, that expire at various dates between June 30, 2017 and 2034.  The Company also has $8.3 million in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization.  The Company has U.S. federal research and development tax credit carryforwards of approximately $223,000 as of September 30, 2014 that expire at various dates through June 30, 2033.  As of September 30, 2014, the Company has approximately $55.0 million of Wisconsin net operating loss carryforwards that expire at various dates between September 30, 2014 and 2028.  As of September 30, 2014, the Company also has approximately $5.0 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	September 30, 2014	June 30, 2014
Beginning balance	$196,583	$193,097
Effect of foreign currency translation	(14,165)	3,486
Ending balance	$182,418	$196,583

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

OVERVIEW

ZBB Energy Corporation (“We,” “Us,” “Our,” “ZBB” or the “Company”) develops, licenses, and manufactures innovative energy management systems solutions serving the utility, commercial, and industrial building markets.  ZBB was incorporated in Wisconsin in 1998 and is headquartered in Menomonee Falls, Wisconsin, USA, with offices also located in Perth, Western Australia.

ZBB Energy develops and commercializes application solutions for advanced energy management systems critical to the transition from a “coal-centric economy” to one reliant on renewable energy sources.  These advanced systems directly connect wind and solar equipment to the grid and other systems that can form various levels of micro-grids as well as power quality regulation solutions.  ZBB Energy brings vital power control and energy storage solutions to problems caused by the incorporation of increasingly pervasive renewable energy generating assets that are part of the grid power transmission and distribution network used in commercial, industrial, and multi-tenant buildings. The Company also develops and commercializes energy management systems for off-grid applications such as island or remote power.

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

Our investment in the JV Company was made through ZBB PowerSav Holdings Limited (“Hong Kong Holdco”), a Hong Kong limited liability company, a holding company formed with PowerSav New Energy Holdings Limited.  We own 60% of Hong Kong Holdco’s equity interests.  We have the right to appoint a majority of the members of the Board of Directors of Hong Kong Holdco and Hong Kong Holdco has the right to appoint a majority of the members of the Board of Directors of the JV Company.  Our indirect interest in the JV Company equals approximately 30%.

Bradley L. Hansen, our President and Chief Operating Officer has served as the Chief Executive Officer of Meineng Energy since December 2011.  Mr. Hansen owns an indirect 6% equity interest in Meineng Energy.

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

RISKS AND UNCERTAINTIES

The following discussion of the condensed consolidated financial position and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the Company’s annual report filed on Form 10-K for the fiscal year ended June 30, 2014.  In addition to the historical information, this discussion contains forward looking statements such as statements of the Company’s expectations, plans, objectives and beliefs.  These statements use such words as “may,” “will,” “expect,” “anticipate,” “believe,” “plan” and other similar terminology.  In addition to the risks and uncertainties faced generally by participants in the renewable energy industry, we face the following risks and uncertainties:

•	We have incurred losses since our inception in 1998 and anticipate incurring continuing losses.

•
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

•	To achieve profitability, we will need to lower our costs and increase our margins, which we may not be able to do.

•	If our products do not perform as planned, we could experience increased costs, lower margins and harm to our reputation.

•	We need to continue to improve the performance of our products to meet future requirements and competitive pressures.

•	We must build quality products to ensure acceptance of our products.

•	To succeed, we will need to rapidly grow and we may not be successful in managing this rapid growth.

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

•	We have no experience manufacturing our products on a large-scale basis and may be unable to do so at our manufacturing facilities.

•	We are subject to risks relating to product concentration and lack of revenue diversification.

•	Our China joint venture could be adversely affected by the laws and regulations of the Chinese government, our lack of decision-making authority and disputes between us and the Joint Venture.

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

•	Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

•
Our increased emphasis on larger and more complex system solutions and customer concentration may adversely affect our ability to accurately predict the timing of revenues and to meet short-term expectations of operational results.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management, in applying our accounting policies, to make estimates and assumptions that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements.  On an on-going basis, management evaluates its estimates including those related to revenue recognition, inventory valuations, warranty obligations, asset impairments and income taxes.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from management’s estimates.

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

Accrued Expenses

Accrued expenses consist of the Company’s present obligations for various expenses incurred during the period and include a reserve for estimated contract losses, other accrued expenses, and warranty obligations.  Included in accrued expenses as of September 30, 2014 is a reserve of approximately $1.6 million for a product upgrade initiative established in the fourth quarter of fiscal 2014.

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

Stock Based Compensation

The Company’s Board of Directors approves grants of stock options to employees to purchase our common stock.  Stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant.  The accounting estimate related to stock-based compensation is considered a critical accounting estimate because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility.  Expected option lives and forfeiture rates may be different from estimates and may result in potential future adjustments, which would impact the amount of stock-based compensation expense recorded in a particular period.

RESULTS OF OPERATIONS

Three months ended September 30, 2014 compared with the three months ended September 30, 2013

Revenue:

Our revenues for the three months ended September 30, 2014 and September 30, 2013 were $564,861 and $1,069,122, respectively.  The decrease of $504,261 was the result of a $519,781 decrease in product sales, partially offset by a $15,520 increase in engineering and development revenues as compared to the three months ended September 30, 2013.

Costs and Expenses:

Total costs and expenses for the three months ended September 30, 2014 and September 30, 2013 were $3,956,778 and $3,635,308, respectively.  This increase of $321,470 in the three months ended September 30, 2014 was due to the following factors:

•	$370,601 decrease in costs of product sales principally due to decreased product sales;
•
$574,063 increase in selling, general, and administrative expenses due primarily to increases of $211,000 in consulting fees, $95,000 of legal fees incurred related to patents and trademarks, $120,000 in recruiting fees, and $107,000 of stock compensation expense recognized during the quarter.

•
$109,163 increase in cost of engineering and development for costs incurred on the Lotte research and development agreement for the three months ended September 30, 2014 compared to $0 incurred for the three months ended September 30, 2013.

Other Income (Expense):

Total other income (expense) for the three months ended September 30, 2014 increased by $1,319,161 to income of $1,150,936 from an expense of $168,225 for the three months ended September 30, 2013 primarily as a result of this gain on investment in investee company resulting from a third-party capital investment transaction with the investee company, a $35,390 decrease in equity in loss of investee company, and a $24,158 decrease in interest expense.

On August 12, 2014, Meineng Energy received a cash investment of 20,000,000 RMB (about $3.2 million) from a third party for a post-closing valuation of $42 million.  During the three months ended September 30, 2014 we recognized a $1,257,407 gain on the carrying value of our investment in Meineng Energy.  $481,870 of this gain is attributable to the noncontrolling interest, which provides a net gain of $775,537 to the Company.

Income Taxes (Benefit):

The benefit for income taxes during the three months ended September 30, 2014 decreased by $19,729 to $0 from $19,729 for the three months ended September 30, 2013.  Benefit for income taxes represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ended June 30, 2014 related to qualified expenditures we incurred during the year ended June 30, 2014.

Net Loss:

Our net loss for the three months ended September 30, 2014 increased by $43,559 to $2,640,349 from the $2,596,791 net loss for the three months ended September 30, 2013.  The increase in the loss was primarily the result of decreased revenues and increased operating costs and expenses.  This activity was partially offset by the recognized gain on investment in investee company as described above.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts.  Total capital stock and paid in capital as of September 30, 2014 was $117,317,433.  We had a cumulative deficit of $92,428,591 as of September 30, 2014 compared to a cumulative deficit of $89,788,242 as of June 30, 2014.  At September 30, 2014 we had net working capital of $19,281,527 compared to June 30, 2014 net working capital of $8,723,032.  Our shareholders’ equity as of September 30, 2014 and June 30, 2014, exclusive of noncontrolling interests, was $23,293,137 and $11,863,187, respectively.

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”).  Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%.  At September 30, 2014 the Preferred Stock was convertible into a total of 2,991,915 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Corporation, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  The net proceeds to the Company, after deducting $90,127 of offering costs, were $2,909,873.  At September 30, 2014 the liquidation preference of the Preferred Stock was $5,417,319.

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

At September 30, 2014, our principal sources of liquidity were our cash and cash equivalents which totaled $21,078,241, accounts receivable of $311,059, and expected collections on the Lotte R&D Agreement.

We believe that cash and cash equivalents on hand, expected collections on the Lotte R&D Agreement and other potential sources of cash, will be sufficient to fund our current operations through the second quarter of fiscal year 2016.  However, unless we are able to increase our revenues and achieve profitability we will likely require additional investment capital to fund our operations.

If we are unable to obtain additional required funding, we may not be able to:

•	remain in operation;
•	execute our growth plan;
•	take advantage of future opportunities; or
•	respond to customers and competition.

Operating Activities

Our operating activities used net cash of $2,728,157 for the three months ended September 30, 2014.  Cash used in operations resulted from a net loss of $2,240,981, which was decreased by $643,997 in non-cash adjustments and increased by $156,821 in net changes to working capital.  Non-cash adjustments included a gain on investment in investee company of $1,257,407, $376,392 of stock compensation expense, and $154,516 of depreciation expense.  Net decreases in working capital were primarily due to decreases in accounts receivable of $739,965,  $48,719 in accounts payable, $238,062 of accrued expenses, and $474,572 in customer deposits, offset by increases in inventory of $47,367 and accrued compensation and benefits of $149,409.

Investing Activities

Our investing activities used net cash of $167,745 for the three months ended September 30, 2014, primarily for a new note receivable plus accrued interest in the amount of $150,132 and $18,313 for purchases of property and equipment.

Financing Activities

Our financing activities provided net cash of $13,610,206 for the three months ended September 30, 2014.  Net cash provided by financing activities was comprised principally of $14,837,760 in proceeds from the issuance of common stock, less common stock issuance costs of $1,148,023.  During the three months ended September 30, 2014 we made repayments of $86,658 of principal on bank loans and notes payable.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2014.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

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

ZBB ENERGY CORPORATION

By:           /s/ Eric C. Apfelbach
Name:      Eric C. Apfelbach
Title:        Chief Executive Officer
(Principal Executive Officer)
November 14, 2014

By:           /s/ Dilek Wagner
Name:      Dilek Wagner
Title:        Vice President of Finance
(Principal Financial Officer)
November 14, 2014

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to
10.1	Form of Restricted Stock Unit Award Agreement issued on July 15, 2014 to Bradley L. Hansen

10.2	Amended and Restated Management Services Agreement dated July 1, 2014 between Anhui Meineng Store Energy Co., Ltd. and ZBB PowerSav Holdings Limited
10.3	Amended and Restated Employment Agreement dated September 30, 2014 by and between ZBB Energy Corporation and Eric C. Apfelbach.	Current Report on Form 8-K filed on October 3, 2014
10.4	Amended and Restated Employment Agreement dated September 30, 2014 by and between ZBB Energy Corporation and Kevin Dennis	Current Report on Form 8-K filed on October 3, 2014
10.5	Amended and Restated Employment Agreement dated September 30, 2014 by and between ZBB Energy Corporation and Daniel Nordloh
10.6	Amended and Restated Employment Agreement dated September 30, 2014 by and between ZBB Energy Corporation and Anthony Siebert
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002