Form 10-Q
period 2014-12-31
ZBB ENERGY CORP
filed 2015-02-17
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________

FORM 10-Q
_________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of February 17, 2015
Common Stock, $0.01 par value per share	39,073,084

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

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ZBB ENERGY CORPORATION
Condensed Consolidated Balance Sheets

	(Unaudited)
	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$17,710,385	$10,360,721
Restricted cash on deposit	68,752	69,901
Accounts receivable, net	263,157	1,051,024
Inventories, net	1,451,298	1,352,970
Prepaid expenses and other current assets	246,429	295,814
Refundable income tax credit	80,283	91,191
Note receivable	153,156	-
Total current assets	19,973,460	13,221,621
Long-term assets:
Property, plant and equipment, net	4,371,793	4,382,203
Investment in investee company	2,595,674	1,646,240
Goodwill	803,079	803,079
Total assets	$27,744,006	$20,053,143

Liabilities and Equity
Current liabilities:
Current maturities of bank loans and notes payable	$356,065	$351,142
Accounts payable	467,060	589,642
Accrued expenses	2,063,037	2,621,479
Customer deposits	455,095	741,145
Accrued compensation and benefits	228,791	195,181
Total current liabilities	3,570,048	4,498,589
Long-term liabilities:
Bank loans and notes payable, net of current maturities	1,866,222	2,045,127
Total liabilities	5,436,270	6,543,716

Commitments and contingencies (Note 12)

Equity
Series B redeemable convertible preferred stock ($0.01 par value, $1,000 face value) 3,000 shares authorized and issued, 2,575 shares outstanding
preference in liquidation of $5,488,375 and $5,347,994 as of December 31, 2014 and June 30, 2014, respectively	26	26
Common stock ($0.01 par value); 150,000,000 authorized,
39,073,084 and 25,651,389 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	1,099,045	964,828
Additional paid-in capital	116,695,781	102,286,450
Accumulated deficit	(95,804,176)	(89,788,242)
Accumulated other comprehensive loss	(1,592,167)	(1,599,875)
Total ZBB Energy Corporation Equity	20,398,509	11,863,187
Noncontrolling interest	1,909,227	1,646,240
Total equity	22,307,736	13,509,427
Total liabilities and equity	$27,744,006	$20,053,143

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Revenues
Product sales	$114,177	$761,456	$663,518	$1,830,578
Engineering and development	186,477	200,000	201,997	200,000
Total Revenues	300,654	961,456	865,515	2,030,578

Costs and Expenses
Cost of product sales	171,683	554,458	507,646	1,151,858
Cost of engineering and development	59,982	43,636	169,145	43,636
Advanced engineering and development	1,480,813	1,094,892	2,778,396	2,304,729
Selling, general, and administrative	1,704,234	1,068,004	3,763,787	2,553,495
Depreciation and amortization	159,174	343,179	313,690	685,759
Total Costs and Expenses	3,575,886	3,104,169	7,532,664	6,739,477

Loss from Operations	(3,275,232)	(2,142,713)	(6,667,149)	(4,708,899)

Other Income (Expense)
Equity in loss of investee company	(225,471)	(130,590)	(307,973)	(248,482)
Gain on investment in investee company	-	-	1,257,407	-
Interest income	7,879	1,000	11,490	1,509
Interest expense	(26,270)	(45,777)	(53,850)	(97,515)
Other income (expense)	-	-	-	896
Total Other Income (Expense)	(243,862)	(175,367)	907,074	(343,592)

Loss before benefit for Income Taxes	(3,519,094)	(2,318,080)	(5,760,075)	(5,052,491)

Benefit for Income Taxes	-	(28,521)	-	(48,250)
Net loss	(3,519,094)	(2,289,559)	(5,760,075)	(5,004,242)
Net loss attributable to noncontrolling interest	143,508	130,590	226,010	248,482
Gain attributable to noncontrolling interest	-	-	(481,870)	-
Net Loss Attributable to ZBB Energy Corporation	(3,375,586)	(2,158,969)	(6,015,935)	(4,755,760)
Preferred Stock Dividend	(71,056)	(75,000)	(118,865)	(77,499)
Net Loss Attributable to Common Shareholders	$(3,446,642)	$(2,233,969)	$(6,134,800)	$(4,833,259)

Net Loss per share
Basic and diluted	$(0.09)	$(0.13)	$(0.18)	$(0.27)

Weighted average shares-basic and diluted	39,051,379	17,709,413	34,835,949	17,708,422

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Net loss	$(3,519,094)	$(2,289,559)	$(5,760,075)	$(5,004,242)
Foreign exchange translation adjustments	3,538	(2,364)	7,708	(3,319)
Comprehensive loss	(3,515,556)	(2,291,923)	(5,752,367)	(5,007,561)
Net (income) loss attributable to noncontrolling interest	143,508	130,590	(255,860)	248,482
Comprehensive Loss Attributable to ZBB Energy Corporation	$(3,372,048)	$(2,161,333)	$(6,008,227)	$(4,759,079)

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest

	Shares	Amount	Shares	Amount

Balance: June 30, 2013	-	$-	17,707,431	$885,389	$85,464,055	$(80,932,823)	$(1,594,418)	$2,304,121

Net loss						(8,855,418)		(657,881)
Net currency translation adjustment							(5,457)
Issuance of common stock, net of costs and underwriting fees			6,325,000	63,250	12,973,214
Stock-based compensation			245,570	2,456	959,905
Issuance of preferred stock, net of costs and underwriting fees	3,000	30			2,388,756
Conversion of preferred stock	(425)	(4)	470,171	4,701	(4,696)
Issuance of warrants					498,793
Issuance of warrants to underwriter					15,455
Exercise of warrants			903,217	9,032	(9,032)
Balance: June 30, 2014	2,575	26	25,651,389	964,828	102,286,450	(89,788,241)	(1,599,875)	1,646,240

Net income (loss)						(6,015,935)		255,860
Net currency translation adjustment							7,708
Issuance of common stock, net of costs and underwriting fees			13,248,000	132,480	13,557,257
Stock-based compensation			173,695	1,737	852,074
Contribution of capital from noncontrolling interest								7,127
Balance: December 31, 2014	2,575	$26	39,073,084	1,099,045	$116,695,781	$(95,804,176)	$(1,592,167)	$1,909,227

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(5,760,075)	$(5,004,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	313,690	421,760
Amortization of intangible assets	-	369,045
Amortization of discounts and debt issuance costs on notes payable	-	14,566
Stock-based compensation, net	853,811	106,024
Equity in loss of investee company	307,973	248,482
Gain on investment in investee company	(1,257,407)	-
Interest accreted on note receivable	(3,156)	-
Changes in assets and liabilities
Accounts receivable	787,867	163,874
Inventories	(98,328)	446,780
Prepaids and other current assets	49,385	55,229
Refundable income taxes	10,908	84,964
Accounts payable	(122,582)	161,296
Accrued expenses	(556,073)	(21,671)
Customer deposits	(286,050)	199,411
Accrued compensation and benefits	33,610	(478,503)
Net cash used in operating activities	(5,726,427)	(3,232,985)
Cash flows from investing activities
Change in restricted cash	1,149	(9,356)
Expenditures for property and equipment	(303,280)	(39,956)
Investment in note receivable	(150,000)	-
Net cash used in investing activities	(452,131)	(49,312)
Cash flows from financing activities
Repayments of bank loans and notes payable	(173,982)	(113,035)
Proceeds from issuance of preferred stock and warrants	-	3,000,000
Preferred stock issuance costs	-	(96,967)
Proceeds from issuance of common stock	14,837,760	-
Common stock issuance costs	(1,148,023)	-
Proceeds from noncontrolling interest	7,127	-
Net cash provided by financing activities	13,522,882	2,789,998
Effect of exchange rate changes on cash and cash equivalents	5,340	(3,820)
Net increase in cash and cash equivalents	7,349,664	(496,119)
Cash and cash equivalents - beginning of period	10,360,721	1,096,621

Cash and cash equivalents - end of period	$17,710,385	$600,502

Supplemental disclosures of cash flow information:
Cash paid for interest	$49,577	$95,606
Cash received from foreign income tax credit	-	133,996
Assets held for lease transferred to inventory	-	112,500

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

ZBB Energy Corporation (“ZBB,” “we,” “us,” “our” or the “Company”) develops, licenses, and manufactures innovative energy management systems solutions serving the utility, commercial and industrial building and off-grid markets.  ZBB was incorporated in Wisconsin in 1998 and is headquartered in Menomonee Falls, Wisconsin, USA with offices also located in Perth, Western Australia.

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

The condensed consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.) which has an advanced engineering and development facility in Perth, Australia, Century West PNL, LLC, and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong which was formed in connection with the Company’s investment in a China joint venture.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included.  Operating results for the three and six month periods ended December 31, 2014 are not necessarily indicative of the results that might be expected for the year ending June 30, 2015.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash on deposit, accounts receivable, a note receivable, accounts payable, and bank loans and notes payable.  The carrying amounts of the Company’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, except for the bank loans and notes payable.  The carrying amount of the bank loans and notes payable approximates fair value due to the interest rate and terms approximating those available to us for similar obligations.

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

Restricted Cash on Deposit

The Company had $68,752 and $69,901 in restricted cash on deposit as of December 31, 2014 and June 30, 2014, respectively, as collateral for certain credit arrangements.

Accounts Receivable

Credit is extended based on an evaluation of a customer’s financial condition.  Accounts receivable are stated at the amount the Company expects to collect from outstanding balances.  The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable are stated net of an allowance for doubtful accounts of $10,878 as of December 31, 2014 and June 30, 2014.  The composition of accounts receivable by aging category is as follows as of:

	December 31, 2014	June 30, 2014
Current	$37,349	$902,545
30-60 days	-	-
60-90 days	-	-
Over 90 days	225,808	148,479
Total	$263,157	$1,051,024

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

Note Receivable

The Company has one note receivable from an unrelated party.  The note matures on December 15, 2015 and is classified as “Note receivable” in the financial statements.  We regularly evaluate the financial condition of the borrower to determine if any reserve for uncollectible amount should be established.  To date, no such reserve is required.  See further discussion of the note receivable in Note 5.

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

The Company completed a review of the estimated useful lives of specific assets for the quarter ended December 31, 2014 and determined that there were no changes in the estimated useful lives of assets.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant, equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value.  Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations.  In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were no long-lived assets impaired as of December 31, 2014 and June 30, 2014.

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

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value.  If the carrying value is less than the fair value, no impairment exists and the second step is not performed.  If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment.  In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of December 31, 2014 and June 30, 2014.

Accrued Expenses

Accrued expenses consist of the Company’s present obligations related to various expenses incurred during the period and includes a reserve for estimated contract losses, other accrued expenses, and warranty obligations.  Included in accrued expenses as of December 31, 2014 is a reserve of approximately $1.3 million for a product upgrade initiative established in the fourth quarter of fiscal 2014.

Subsequent to commercialization, installation and commissioning of units in the field, the Company garnered meaningful insights that have resulted in system design modifications and other general upgrades that have improved the performance, efficiency, and reliability of its systems.  In the interest of enhancing customer satisfaction, the Company launched the product upgrade initiative to implement these improvements at certain locations of its installed base over fiscal years 2015 and 2016.

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

As of December 31, 2014 and June 30, 2014, included in the Company’s accrued expenses were $693,568 and $731,910, respectively, related to warranty obligations.  The following is a summary of accrued warranty activity:

	Six Months and Year Ended
	December 31, 2014	June 30, 2014
Beginning balance	$731,910	$479,873
Accruals for warranties during the period	151,860	741,412
Settlements during the period	(225,815)	(673,588)
Adjustments relating to preexisting warranties	35,613	184,213
Ending balance	$693,568	$731,910

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

The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in product revenues and shipping costs in cost of sales.  The Company reports its revenues net of estimated returns and allowances.

Total revenues of $300,654 and $865,515 were recognized for the three and six months ended December 31, 2014, respectively.  Revenues for the three months ended December 31, 2014 were comprised of three significant customers (94% of total revenue) and revenues for the six months ended December 31, 2014 were comprised of two significant customers (86% of total revenue).  Total revenues of $961,456 and $2,030,578 were recognized for the three and six months ended December 31, 2013, respectively.  Revenues for the three months ended December 31, 2013 were comprised of three significant customers (95% of total revenue) and revenues for the six months ended December 31, 2013 were comprised of four significant customers (91% of total revenue).

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

On December 13, 2011, the Company entered into a joint development and license agreement with a global technology company to jointly develop flow batteries.  The objective of the joint development agreement was to develop low cost, high energy density grid scale flow battery stacks and systems that could lead to a significant cost reduction for grid level storage.  The Company recognized revenue under this agreement upon achievement of certain performance milestones.  The Company recognized $0 of revenue under this agreement for the three and six months ended December 31, 2014 and $200,000 for the three and six months ended December 31, 2013.

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

On December 16, 2013, the Company and Lotte entered into a Research and Development Agreement (the “R&D Agreement”) pursuant to which the Company has agreed to develop and provide to Lotte a Zinc Bromide chemical flow battery system, including a Zinc Bromide chemical flow battery module and related software (the “Product”), on the terms and conditions set forth in the R&D Agreement (the “Project”).  The Project is scheduled to continue until December 16, 2015, unless extended by the mutual agreement of the Company and Lotte.  Subject to the satisfaction of certain specified milestones, Lotte is required to make payments to the Company under the R&D Agreement totaling $3,000,000 over the term of the Project.  ZBB will recognize revenue based upon a Performance Based Method pursuant to the model described in FASB ASC 980-605-25, where revenue is recognized based on the lesser of the amount of nonrefundable cash received or the amounts due based on the proportional amount of the total effort expected to be expended on the contract that has been provided to date as there does not exist substantial doubt that the milestones will be achieved.  The Company recognized $186,477 of revenue under this agreement for the three and six months ended December 31, 2014, respectively and $0 of revenue under this agreement for the three and six months ended December 31, 2013.

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

Since the agreement date through December 31, 2014 there were $4,500,000 of payments received and $4,311,477 of revenue recognized under the Lotte agreements.

The Company recognized $186,477 in engineering and development revenues for the three months ended December 31, 2014 and $201,997 for the six months ended December 31, 2014.  The Company recognized $200,000 for the three and six months ended December 31, 2013, respectively, related to collaborative agreements.  Engineering and development costs related to the collaboration agreements totaled $59,982 and $169,145 for the three and six months ended December, 31 2014.  Engineering and development costs related to the collaboration agreements totaled $43,636 for the three and six months ended December 31, 2013.

As of December 31, 2014 and December 31, 2013, the Company had no unbilled amounts from engineering and development contracts in process.  The Company had received $31,680 and $0 in customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work, as of December 31, 2014, and June 30, 2014, respectively.

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

The Company only recognizes expense to its statements of operations for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards.  See further discussion of stock-based compensation in Note 9.

Advertising Expense

Advertising costs of $25,698 and $10,462 for the three months ended December 31, 2014 and December 31, 2013, respectively, and advertising costs of $33,262 and $33,614  for the six months ended December 31, 2014 and December 31, 2013, respectively, were charged to selling, general, and administrative expenses as incurred.

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.”  FASB ASC Topic 740 requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of December 31, 2014 and June 30, 2014.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s U.S. Federal income tax returns for the years ended June 30, 2011 through June 30, 2014 and the Company’s Wisconsin and Australian income tax returns for the years ended June 30, 2010 through June 30, 2014 are subject to examination by taxing authorities.  As of December 31, 2014, there were no examinations in progress.

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

Loss per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the six months ended December 31, 2014 and December 31, 2013 there were 9,777,213 and 6,850,061 shares of common stock underlying convertible preferred stock, options, restricted stock units and warrants that are excluded, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

The Company maintains significant cash deposits primarily with two financial institutions.  All deposits are fully insured as of December 31, 2014.  The Company has not previously experienced any losses on such deposits.  Additionally, the Company performs periodic evaluations of the relative credit ratings of these institutions as part of its banking strategy.

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

In January 2015, the FASB issued ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  The amendment was issued to reduce complexity in the accounting standards by eliminating the concept of extraordinary items from US GAAP.  The amendment is effective for annual periods ending after December 15, 2015.  The change may be applied prospectively or retrospectively to all prior periods presented in the financial statements.  Early adoption is permitted.  The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.

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

Pursuant to the China JV Agreement, Meineng Energy was capitalized with approximately $13.6 million of equity capital.  The Company’s only capital contributions to the Joint Venture were the contribution of technology to Meineng Energy via the License Agreement and $200,000 in cash.  The Company’s indirect interest in Meineng Energy equaled approximately 33%.  On August 12, 2014, Meineng Energy received a cash investment of 20,000,000 RMB (approximately $3.2 million) from Wuhu Fuhai-Haoyan Venture Investment, L.P., a branch of Shenzhen Oriental Fortune Capital Co., Ltd., for a post-closing equity position of 8%.  Required governmental approval was obtained in October 2014.  This investment capital will be used to fund ongoing operations and development of the China market, and provided Meineng Energy a 250,000,000 RMB (approximately $42 million) post-closing valuation.  Following this investment, the Company’s indirect investment in Meineng Energy equals approximately 30%.  The Company’s indirect gain as a result of the investment was $775,537.

The Company’s investment in Meineng Energy was made through Holdco.  Pursuant to the Holdco Agreement, the Company contributed to Holdco technology via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest and PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest.  The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011.  The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012.  For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s condensed consolidated financial statements as a noncontrolling interest.  For the three and six months ended December 31, 2014, Meineng Energy had a net loss of $720,422 and $1,134,591, respectively.  For the three and six months ended December 31, 2013, Meineng Energy had a net loss of $603,130 and $1,147,617, respectively.

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

The Company had product sales of $58,099 to Meineng Energy during the three and six months ended December 31, 2014, respectively.  The Company had product sales of $495,984 and $540,462 to Meineng Energy during the three and six months ended December 31, 2013, respectively.

The operating results for Meineng Energy for the three and six months ended December 31, 2014 and December 31, 2013 are summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Revenues	$52,541	$54,338	$351,582	$96,183
Gross Profit (loss)	(47,409)	(23,759)	(80,901)	(52,746)
Income (loss) from operations	(725,136)	(631,463)	(1,132,920)	(1,215,059)
Net Income (loss)	(720,422)	(603,130)	(1,134,591)	(1,147,617)

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business.  Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets.  The Company incurred a net loss of $6,015,935 attributable to ZBB Energy Corporation for six months ended December 31, 2014, and as of December 31, 2014 has an accumulated deficit of $95,804,176 and total ZBB Energy Corporation equity of $20,398,509.  The ability of the Company to settle its total liabilities of $5,436,270 and to continue as a going concern is dependent upon increasing revenues and achieving profitability.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We believe that cash and cash equivalents on hand at December 31, 2014, expected collections on the Lotte R&D Agreement and other potential sources of cash, will be sufficient to fund our current operations through the third quarter of fiscal year 2016.  However, there can be no assurances that unforeseen circumstances will not require the Company to raise additional investment capital to fund its operations.  If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 4 - INVENTORIES

Inventories are comprised of the following as of:

	December 31, 2014	June 30, 2014
Raw materials	$1,245,571	$1,054,197
Work in progress	25,636	298,773
Finished goods	180,091	-
Total	$1,451,298	$1,352,970

NOTE 5 – NOTE RECEIVABLE

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

NOTE 6 - PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of:

	December 31, 2014	June 30, 2014
Land	$217,000	$217,000
Building and improvements	3,532,375	3,520,872
Manufacturing equipment	3,750,502	3,710,127
Office equipment	424,718	399,583
Construction in process	230,107	-
Total, at cost	8,154,702	7,847,582
Less: accumulated depreciation	(3,782,909)	(3,465,379)
Property, plant and equipment, net	$4,371,793	$4,382,203

The Company recorded depreciation expense of $159,174 and $313,690 for the three and six months ended December 31, 2014, respectively.  The Company recorded depreciation expense of $158,657 and $421,760 for the three and six months ended December 31, 2013, respectively.

NOTE 7 - GOODWILL

The Company acquired ZBB Technologies, Inc., a former wholly-owned subsidiary, through a series of transactions in March 1996.  ZBB Technologies Inc. was subsequently merged with and into ZBB Energy Corporation on January 1, 2012.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of December 31, 2014 and June 30, 2014.

NOTE 8 - BANK LOANS AND NOTES PAYABLE

The Company’s debt consisted of the following as of:

	December 31, 2014	June 30, 2014
Bank loans and notes payable-current	$356,065	$351,142
Bank loans and notes payable-long term	1,866,222	2,045,127
Total	$2,222,287	$2,396,269

Bank loans and notes payable consisted of the following as of:

	December 31, 2014	June 30, 2014

Note payable to Wisconsin Econcomic Development Corporation payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement. See note (a) below.	$937,861	$1,069,793

Bank loan payable in fixed monthly payments of $6,800 of principal and interest at a rate of 0.25% below prime, as defined, subject to a floor of 5% with any principal due at maturity on June 1, 2018; collateralized by the building and land.	599,655	624,760

Note payable in fixed monthly installments of $6,610 of principal and interest at a rate of 5.5% with any principal due at maturity on May 1, 2028; collateralized by the building and land.	684,771	701,716

	$2,222,287	$2,396,269

(a)
As of April 2013, the Wisconsin Economic Development Corporation granted the Company a 12-month deferral of the required installment payments of $22,800.  On March 1, 2014, fifty equal monthly installments of $23,685 commenced through April 1, 2018 with the final installment due on May 1, 2018.

Maximum aggregate annual principal payments for fiscal periods subsequent to December 31, 2014 are as follows:

2015	$176,811
2016	361,042
2017	371,383
2018	761,037
2019	42,917
2020 and thereafter	509,097
$2,222,287

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

In November 2010, the Company adopted the 2010 Omnibus Long-Term Incentive Plan (“Omnibus Plan”) which authorizes a committee of the board of directors to grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, other stock-based awards and cash awards.  The Omnibus Plan authorized up to 800,000 shares plus shares of Common Stock underlying any outstanding stock option of other awards granted by any predecessor employee stock plan of the Company that is forfeited, terminated, or cancelled without issuance of shares, to employees, officers, non-employee members of the board of directors, consultants, and advisors.  Unless otherwise determined, options vest ratably over a three-year period and expire 8 years after the date of grant.

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

At the annual meeting of shareholders held on November 18, 2014, the Company’s shareholders approved an amendment of the Omnibus Plan which increased the number of shares of the Company’s common stock available for issuance under the Omnibus Plan by 1,250,000.  The shareholders also approved an amendment of the 2012 Director Equity Plan which increased the number of shares of the Company’s common stock available for issuance under the 2012 Director Equity Plan by 1,000,000.  As of December 31, 2014, there are a total of 1,603,244 shares available to be issued under the Omnibus Plan and 456,804 shares available to be issued under the 2012 Director Equity Plan.

In aggregate for all plans, at December 31, 2014 there were outstanding a total of 1,681,133 options and 2,095,618 restricted stock units (“RSUs”).

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method.  The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.  The following assumptions were used to estimate the fair value of options granted during the six months ended December 31, 2014 and December 31, 2013 using the Black-Scholes option-pricing model:

	Six months ended December 31,
	2014	2013
Expected life of option (years)	4	4
Risk-free interest rate	1.08 - 1.42%	0.95 - 1.20%
Assumed volatility	100.97 - 103.90%	94.35 - 154.68%
Expected dividend rate	0%	0%
Expected forfeiture rate	5.00 - 6.32%	5.16 - 5.62%

Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

During the three and six months ended December 31, 2014, the Company’s results of operations include compensation expense for stock options and RSUs granted under its various equity incentive plans.  The amount recognized in the financial statements related to stock-based compensation was $477,420 and $853,811, based on the amortized grant date fair value of options and RSUs during the three and six months ended December 31, 2014, respectively.

Information with respect to stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at June 30, 2013	785,284	$5.78
Options granted	699,850	1.33
Options forfeited	(66,066)	13.23
Balance at June 30, 2014	1,419,068	3.23	6.09
Options granted	418,000	0.85
Options forfeited	(155,935)	3.64
Balance at December 31, 2014	1,681,133	$2.60	6.19

The following table summarizes information relating to the stock options outstanding as of December 31, 2014:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.48 to $1.00	446,000	7.26	$0.70	72,000	6.86	$0.78
$1.01 to $2.50	757,660	7.24	1.52	67,755	5.29	1.99
$2.51 to $5.00	102,900	4.50	3.95	92,374	4.44	3.97
$5.01 to $7.50	359,573	3.36	6.23	331,573	3.30	6.28
$7.51 to $17.95	15,000	1.07	17.95	15,000	1.07	17.95
Balance at December 31, 2014	1,681,133	6.19	$2.60	578,702	4.10	$5.03

During the six months ended December 31, 2014, options to purchase 418,000 shares were granted to employees exercisable at $0.48 to $1.67 per share based on various service-based and performance-based vesting terms from July 2014 through December 2017 and exercisable at various dates through December 2022.  During the six months ended December 31, 2013, options to purchase 245,200 shares were granted to employees exercisable at $0.78 to $1.90 per share based on service based vesting terms from July 2013 through December 2016 and exercisable at various dates through December 2021.

The aggregate intrinsic value of outstanding options totaled $3,600 and was based on the Company’s adjusted closing stock price of $0.51 as of December 31, 2014.

A summary of the status of unvested employee stock options as of December 31, 2014 and June 30, 2014 and changes during the six months and year then ended is presented below:

	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at June 30, 2013	262,668	$3.44
Options granted	699,850	1.33
Options vested	(127,586)	3.55
Options forfeited	(12,463)	3.38
Balance at June 30, 2014	822,469	1.63
Options granted	418,000	0.85
Options vested	(111,186)	1.45
Options forfeited	(26,852)	2.31
Balance at December 31, 2014	1,102,431	$1.33	7.27

Total fair value of options granted for the six months ended December 31, 2014 and December 31, 2013 was $248,402 and $167,501, respectively.  At December 31, 2014, there was $527,855 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.6 years.

As of December 31, 2014 there were 808,542 unvested RSUs outstanding which will vest through January 15, 2016 and $461,263 in unrecognized compensation cost related to unvested RSUs which are expected to be recognized through January 15, 2016.  Generally, shares of common stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

The table below summarizes the activity of the restricted stock units for the six months and year ended December 31, 2014 and June 30, 2014:

	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at June 30, 2013	1,131,687	$2.30
RSUs granted	1,660,695	0.99
RSUs forfeited	(1,200,000)	1.10
Shares issued	(245,570)	1.61
Balance at June 30, 2014	1,346,812	1.87
RSUs granted	922,500	1.05
RSUs forfeited	-	-
Shares issued	(173,694)	0.84
Balance at December 31, 2014	2,095,618	$1.37

NOTE 10 - WARRANTS

At December 31, 2014, the following warrants to purchase the Company’s common stock were outstanding and exercisable:

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

•	12,100 warrants exercisable at $5.00 per share which expire March 2015 through July 2015 issued as partial payment for services.

•	224,375 warrants exercisable at $5.20 per share and which expire in September 2015 issued to certain purchasers of Company shares in March 2010.

•	71,667 warrants exercisable at $6.65 per share and which expire in August 2015 issued to certain purchasers of Company shares in August 2009.

The table below summarizes warrant balances and activity for the six month period and year ended December 31, 2014 and June 30, 2014:

	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at June 30, 2013	1,421,806	$3.15
Warrants granted	3,239,474	0.95
Warrants expired	(8,000)	2.80
Warrants exercised	(1,719,528)	1.18
Balance at June 30, 2014	2,933,752	1.88
Warrants granted	-	-
Warrants expired	-	-
Warrants exercised	-	-
Balance at December 31, 2014	2,933,752	$1.88

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

Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%.  The net proceeds to the Company, after deducting $90,127 of offering costs, were $2,903,034.  During the year ended June 30, 2014, 425 shares of Preferred Stock were converted into 470,171 shares of common stock of the Company.  At December 31, 2014, 2,575 shares of Preferred Stock were convertible into 3,066,710 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Corporation, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  At December 31, 2014 the liquidation preference of the Preferred Stock was $5,488,375.

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

NOTE 12 - COMMITMENTS

Leasing Activities

The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expires October 31, 2016.  The rental rate was $75,596 per year (A$72,431) and was subject to an annual CPI adjustment.  Rent expense was $22,392 and $46,126 for the three and six months ended December 31, 2014 and $23,239 and $46,185 for the three and six months ended December 31, 2013, respectively.  In July of 2011, the Company renewed the lease on its Australian research and development facility through October 2016 at a rental rate of $95,855 per year (A$95,000) subject to an annual CPI adjustment.

The Company also leased a building from an officer of its subsidiary, Tier Electronics LLC, who is also a shareholder and was a director, under a lease agreement that was due to expire on December 31, 2014.  Subsequently a lease termination agreement was entered into on October 20, 2013, which terminated the lease effective December 31, 2013 for a fee of $21,000.  The rent expense for the three and six months ended December 31, 2014 was $0 and $42,000 and $63,000 for the three and six months ended December 31, 2013, respectively.  The Company was required to pay real estate taxes and other occupancy costs related to the facility.

The future payments required under the terms of the leases for fiscal periods subsequent to December 31, 2014 are as follows:

2015	$41,617
2016	83,234
2017	27,745
$152,596

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

NOTE 13 - RETIREMENT PLANS

All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.  For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $22,040 and $45,703 for the three and six months ended December 31, 2014, respectively.  Expenses under these plans were $35,819 and $68,145 for the three and six months ended December 31, 2013, respectively.

NOTE 14 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Six months ended December 31,
	2014	2013
Current	$-	$(48,250)
Deferred	-	-
Provision (benefit) for income taxes	$-	$(48,250)

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns.  In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future.  Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income.  As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of December 31, 2014 and June 30, 2014.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	As of December 31,
	2014	2013
Income tax expense/(benefit) computed at the U.S. federal statutory rate	-34%	-34%
Foreign tax expense/(benefit)	0%	-1%
Change in valuation allowance	34%	34%
Total	0%	-1%

Significant components of the Company’s net deferred income tax assets as of December 31, 2014 and June 30, 2014 were as follows:

	December 31, 2014	June 30, 2014
Federal net operating loss carryforwards	$24,345,304	$22,238,624
Federal - other	2,880,796	2,737,404
Wisconsin net operating loss carryforwards	3,115,566	2,747,275
Australia net operating loss carryforwards	1,497,779	1,497,779
Deferred income tax asset valuation allowance	(31,839,445)	(29,221,082)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $71.6 million as of December 31, 2014, that expire at various dates between June 30, 2017 and 2034.  The Company also has $8.5 million in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization.  The Company has U.S. federal research and development tax credit carryforwards of approximately $223,000 as of December 31, 2014 that expire at various dates through June 30, 2033.  As of December 31, 2014, the Company has approximately $59.8 million of Wisconsin net operating loss carryforwards that expire at various dates between December 31, 2014 and 2028.  As of December 31, 2014, the Company also has approximately $5.0 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	December 31, 2014	June 30, 2014
Beginning balance	$196,583	$193,097
Effect of foreign currency translation	(24,803)	3,486
Ending balance	$171,780	$196,583

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

OVERVIEW

ZBB Energy Corporation (“We,” “Us,” “Our,” “ZBB” or the “Company”) develops, licenses, and manufactures innovative energy management systems solutions serving the utility, commercial and industrial building and off-grid markets.  ZBB was incorporated in Wisconsin in 1998 and is headquartered in Menomonee Falls, Wisconsin, USA, with offices also located in Perth, Western Australia.

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

On December 16, 2013, we entered into an Amended License Agreement with Lotte (the “Amended License Agreement”).  Pursuant to the Amended License Agreement, we granted to Lotte, (1) an exclusive and royalty-free limited license in Korea to use the Company’s Zinc Bromide flow battery module, Zinc Bromide flow battery stack and the technical information and know how related to the intellectual property arising from the Project (collectively, the “Technology”) to manufacture or sell a Zinc Bromide flow battery (the “Lotte Product”) in Korea and (2) a non-exclusive (a) royalty-free limited license for Lotte and its affiliates to use the Technology internally in all locations other than China and Korea to manufacture the Lotte Product and (b) royalty-bearing limited license to sell the Lotte Product in all locations other than China, the United States and Korea. Lotte is required to pay us a total license fee of $3,000,000 under the Amended License Agreement plus up to an additional $1,000,000 if certain specific milestones are successfully achieved.  In addition, Lotte is required to make ongoing royalty payments to the Company equal to a single digit percentage of Lotte’s sales of the Lotte Product outside of Korea until December 31, 2019.  The license fees are subject to a 16.5% non-refundable Korea withholding tax.

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

Accrued Expenses

Accrued expenses consist of the Company’s present obligations for various expenses incurred during the period and include a reserve for estimated contract losses, other accrued expenses, and warranty obligations.  Included in accrued expenses as of December 31, 2014 is a reserve of approximately $1.3 million for a product upgrade initiative established in the fourth quarter of fiscal 2014.

Subsequent to commercialization, installation and commissioning of units in the field, the Company garnered meaningful insights that have resulted in system design modifications and other general upgrades that have improved the performance, efficiency, and reliability of its systems.  In the interest of enhancing customer satisfaction, the Company launched the product upgrade initiative to implement these improvements at certain locations of its installed base over fiscal years 2015 and 2016.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2014 compared with the three months ended December 31, 2013

Revenue:

Our revenues for the three months ended December 31, 2014 and December 31, 2013 were $300,654 and $961,456, respectively.  The decrease of $660,802 was the result of a $647,279 decrease in product sales and a $13,523 decrease in engineering and development revenues as compared to the three months ended December 31, 2013.

Costs and Expenses:

Total costs and expenses for the three months ended December 31, 2014 and December, 31 2013 were $3,575,886 and $3,104,169, respectively.  This increase of $471,717 in the three months ended December 31, 2014 was due to the following factors:

•	$382,745 decrease in costs of product sales principally due to decreased product sales, partially offset by $112,000 in charges to the reserve for excess and obsolete inventory during the quarter;

•
$385,921 increase in advanced engineering and development expenses due to $302,000 of higher salaries and related payroll taxes resulting from increased headcount quarter over quarter, and $54,000 paid to contract employees during the quarter;

•
$636,230 increase in selling, general, and administrative expenses due primarily to a prior year reversal of $406,000 in stock compensation expense for awards that did not achieve performance targets, $147,000 of stock compensation expense recognized during the quarter, and approximately $94,000 paid in recruitment fees; and,

•	$184,005 decrease in depreciation and amortization expense as a result of the full recognition of amortization expense of the Company’s intangible assets during the prior fiscal year.

Other Income (Expense):

Total other income (expense) for the three months ended December 31, 2014 increased by $68,495 to $243,862 from $175,367 for the three months ended December 31, 2013 due to a $94,881 increase in equity in loss of investee company offset by $19,507 decrease in interest expense incurred during the quarter.

Income Taxes (Benefit):

The benefit for income taxes during the three months ended December 31, 2014 decreased by $28,521 to $0 from $28,521 for the three months ended December 31, 2013.  Benefit for income taxes represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ended June 30, 2014 related to qualified expenditures we incurred during the year ended June 30, 2014.

Net Loss:

Our net loss for the three months ended December 31, 2014 increased by $1,216,617 to $3,375,586 from the $2,158,969 net loss for the three months ended December 31, 2013.  This increase in loss was primarily the result of decreased revenues and increased operating costs and expenses.

Six months ended December 31, 2014 compared with the six months ended December 31, 2013

Revenue:

Our revenues for the six months ended December 31, 2014 and December 31, 2013 were $865,515 and $2,030,578, respectively.  The decrease of $1,165,063 was the result of a $1,167,060 decrease in product sales revenues as compared to the six months ended December 31, 2013.

Costs and Expenses:

Total costs and expenses for the six months ended December 31, 2014 and December 31, 2013 were $7,532,664 and $6,739,477, respectively.  This increase of $793,187 in the six months ended December 31, 2014 was due to the following factors:

•
$644,212 decrease in costs of product sales principally due to decreased product sales, partially offset by $295,000 in charges to the reserve for excess and obsolete inventory during the period ended December 31, 2014;

•
$125,509 increase in cost of engineering and development for $169,145 of costs incurred on the Lotte research and development agreement for the six months ended December 31, 2014 compared to $43,636 incurred for the six months ended December 31, 2013;

•
$473,667 increase in advanced engineering and development expenses due to $561,000 of higher salaries and related payroll taxes resulting from increased headcount year over year, $113,000 of computer software purchases, and $90,000 paid for contract employees.  This activity was partially offset by a $179,000 decrease in advanced engineering and development activity at the Company’s Australia location;

•
$1,210,292 increase in selling, general, and administrative expenses due to a prior year reversal of $406,000 in stock compensation expense for awards that did not achieve performance targets, $210,000 of stock compensation expense incurred during the period, $213,000 paid in recruitment fees, an additional $135,000 expensed for outside consultants, $55,000 of additional legal fees incurred, a prior year reversal of $20,000 related to bad debt expense, and about $139,000 of other miscellaneous general expenses; and,

•	$372,069 decrease in depreciation and amortization expense as a result of the full recognition of amortization expense of the Company’s intangible assets during the prior fiscal year.

Other Income (Expense):

Total other income (expense) for the six months ended December 31, 2014 increased by $1,250,666 to income of $907,074 from an expense of $343,592 for the six months ended December 31, 2013 primarily as a result of the $1,257,407 gain on investment in investee company resulting from a third-party capital investment transaction with the investee company and a $43,665 decrease in interest expense, offset by a $59,491 increase in equity in loss of investee company.

On August 12, 2014, Meineng Energy received a cash investment of 20,000,000 RMB (about $3.2 million) from a third party for a post-closing valuation of $42 million.  During the six months ended December 31, 2014, we recognized a $1,257,407 gain on the carrying value of our investment in Meineng Energy.  $481,870 of this gain is attributable to the noncontrolling interest, which provided a net gain of $775,537 to the Company.

Income Taxes (Benefit):

The benefit for income taxes during the six months ended December 31, 2014 decreased by $48,250 to $0 from $48,250 for the six months ended December 31, 2013.  Benefit for income taxes represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ended June 30, 2014 related to qualified expenditures we incurred during the year ended June 30, 2014.

Net Loss:

Our net loss for the six months ended December 31, 2014 increased by $1,260,175 to $6,015,935 from the $4,755,760 net loss for the six months ended December 31, 2013.  This increase in loss was primarily the result of decreased revenues and increased operating costs and expenses.  This activity was partially offset by the recognized gain on investment in investee company as described above.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts.  Total capital stock and paid in capital as of December 31, 2014 was $117,794,852.  We had a cumulative deficit of $95,804,176 as of December 31, 2014 compared to a cumulative deficit of $89,788,242 as of June 30, 2014.  At December 31, 2014 we had net working capital of $16,403,412 compared to June 30, 2014 net working capital of $8,723,032.  Our shareholders’ equity as of December 31, 2014 and June 30, 2014, exclusive of noncontrolling interests, was $20,398,509 and $11,863,187, respectively.

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”).  Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%.  At December 31, 2014 the Preferred Stock was convertible into a total of 2,991,915 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Corporation, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  The net proceeds to the Company, after deducting $90,127 of offering costs, were $2,909,873.  At December 31, 2014 the liquidation preference of the Preferred Stock was $5,488,375.

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

On August 27, 2014, we completed an underwritten public offering of our common stock at a price to the public of $1.12 per share.  We sold a total of 13,248,000 shares of our common stock in the offering for aggregate proceeds of approximately $14.8 million.  We received approximately $13.7 million of net proceeds from the offering, after deducting the underwriting discount and expenses.

At December 31, 2014, our principal sources of liquidity were our cash and cash equivalents which totaled $17,710,385, accounts receivable of $263,157, and expected collections on the Lotte R&D Agreement.

We believe that cash and cash equivalents on hand, expected collections on the Lotte R&D Agreement and other potential sources of cash, will be sufficient to fund our current operations through the third quarter of fiscal year 2016.  However, unless we are able to increase our revenues and achieve profitability we will likely require additional investment capital to fund our operations.

If we are unable to obtain additional required funding, we may not be able to:

•	remain in operation;

•	execute our growth plan;

•	take advantage of future opportunities; or

•	respond to customers and competition.

Operating Activities

Our operating activities used net cash of $5,726,427 for the six months ended December 31, 2014.  Cash used in operations resulted from a net loss of $5,760,075, which was decreased by $214,911 in non-cash adjustments and increased by $181,263 in net changes to working capital.  Non-cash adjustments included a gain on investment in investee company of $1,257,407, $853,811 of stock compensation expense, $313,690 of depreciation expense, and $307,973 of equity in loss of investee company.  Net decreases in working capital were primarily due to decreases in accounts receivable of $787,867, $49,385 in prepaids and other current assets, $10,908 in refundable income taxes, $122,582 in accounts payable, $556,073 of accrued expenses, and $286,050 in customer deposits, offset by increases in inventory of $98,328 and accrued compensation and benefits of $33,610.

Investing Activities

Our investing activities used net cash of $452,131 for the six months ended December 31, 2014, primarily for a new note receivable in the amount of $150,000 and $303,280 for purchases of property and equipment.

Financing Activities

Our financing activities provided net cash of $13,522,882 for the six months ended December 31, 2014.  Net cash provided by financing activities was comprised principally of $14,837,760 in proceeds from the issuance of common stock, less common stock issuance costs of $1,148,023.  During the six months ended December 31, 2014 we made repayments of $173,982 of principal on bank loans and notes payable.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ZBB ENERGY CORPORATION

By: /s/ Eric C. Apfelbach
Name: Eric C. Apfelbach
Title: Chief Executive Officer
(Principal Executive Officer)
February 17, 2015

By: /s/ Dilek Wagner
Name: Dilek Wagner
Title: Vice President of Finance
(Principal Financial Officer)
February 17, 2015

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to
10.1	Amendment No. 2 to 2010 Omnibus Long-Term Incentive Plan	Appendix A attached to the Company’s Definitive Proxy Statement filed on October 9, 2014
10.2	Amendment No. 1 to 2012 Non-Employee Director Equity Compensation Plan	Appendix B attached to the Company’s Definitive Proxy Statement filed on October 9, 2014
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002