Form 10-Q
period 2015-03-31
ZBB ENERGY CORP
filed 2015-05-14
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________

FORM 10-Q
__________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission File Number: 001-33540

_________________________________________________

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes     ☑  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 14, 2015
Common Stock, $0.01 par value per share	39,101,209

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

ZBB ENERGY CORPORATION
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$15,045,073	$10,360,721
Restricted cash on deposit	60,178	69,901
Accounts receivable, net	235,286	1,051,024
Inventories, net	1,189,228	1,352,970
Prepaid expenses and other current assets	420,253	295,814
Refundable income tax credit	74,525	91,191
Note receivable	156,115	-
Total current assets	17,180,658	13,221,621
Long-term assets:
Property, plant and equipment, net	4,315,799	4,382,203
Investment in investee company	2,385,945	1,646,240
Goodwill	803,079	803,079
Total assets	$24,685,481	$20,053,143

Liabilities and Equity
Current liabilities:
Current maturities of bank loans and notes payable	$358,511	$351,142
Accounts payable	556,055	589,642
Accrued expenses	1,827,891	2,621,479
Customer deposits	782,772	741,145
Accrued compensation and benefits	356,095	195,181
Total current liabilities	3,881,324	4,498,589
Long-term liabilities:
Bank loans and notes payable, net of current maturities	1,775,631	2,045,127
Total liabilities	5,656,955	6,543,716

Commitments and contingencies (Note 12)

Equity
Series B redeemable convertible preferred stock ($0.01 par value,
$1,000 face value) 3,000 shares authorized and issued, 2,575 shares outstanding, preference in liquidation of $5,561,211 and $5,347,994 as of March 31, 2015 and June 30, 2014, respectively	26	26
Common stock ($0.01 par value); 150,000,000 authorized,
39,101,209 and 25,651,389 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	1,099,327	964,828
Additional paid-in capital	116,998,408	102,286,450
Accumulated deficit	(99,260,247)	(89,788,242)
Accumulated other comprehensive loss	(1,587,633)	(1,599,875)
Total ZBB Energy Corporation Equity	17,249,881	11,863,187
Noncontrolling interest	1,778,645	1,646,240
Total equity	19,028,526	13,509,427
Total liabilities and equity	$24,685,481	$20,053,143

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Revenues
Product sales	$287,644	$822,318	$951,162	$2,652,896
Engineering and development	297,173	750,000	499,170	950,000
License	-	3,000,000	-	3,000,000
Total Revenues	584,817	4,572,318	1,450,332	6,602,896

Costs and Expenses
Cost of product sales	275,508	546,904	783,154	1,698,762
Cost of engineering and development	33,078	65,560	202,223	109,196
Advanced engineering and development	1,645,665	1,095,589	4,424,061	3,400,318
Selling, general, and administrative	1,837,196	2,667,569	5,600,983	5,221,065
Depreciation and amortization	162,010	200,646	475,700	886,405
Total Costs and Expenses	3,953,457	4,576,268	11,486,121	11,315,746

Loss from Operations	(3,368,640)	(3,950)	(10,035,789)	(4,712,850)

Other Income (Expense)
Equity in loss of investee company	(209,729)	(55,428)	(517,702)	(303,910)
Gain on investment in investee company	-	-	1,257,407	-
Interest income	7,300	1,435	18,790	2,944
Interest expense	(25,197)	(27,153)	(79,047)	(124,668)
Other income (expense)	2,984	-	2,984	896
Total Other Income (Expense)	(224,642)	(81,146)	682,432	(424,738)

Loss before benefit for Income Taxes	(3,593,282)	(85,096)	(9,353,357)	(5,137,588)

Benefit for Income Taxes	-	(38,598)	-	(86,848)
Net loss	(3,593,282)	(46,498)	(9,353,357)	(5,050,740)
Net loss attributable to noncontrolling interest	137,211	55,428	363,221	303,910
Gain attributable to noncontrolling interest	-	-	(481,870)	-
Net Income (Loss) Attributable to ZBB Energy Corporation	(3,456,071)	8,930	(9,472,006)	(4,746,830)
Preferred Stock Dividend	(72,836)	(76,876)	(191,701)	(154,375)
Net Loss Attributable to Common Shareholders	$(3,528,907)	$(67,946)	$(9,663,707)	$(4,901,205)

Net Loss per share
Basic and diluted	$(0.09)	$(0.004)	$(0.27)	$(0.27)

Weighted average shares-basic and diluted	39,073,084	18,690,642	36,227,708	18,045,685

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Net loss	$(3,593,282)	$(46,498)	$(9,353,357)	$(5,050,740)
Foreign exchange translation adjustments	4,534	(973)	12,242	(4,292)
Comprehensive loss	(3,588,748)	(47,471)	(9,341,115)	(5,055,032)
Net (income) loss attributable to noncontrolling interest	137,211	55,428	(118,649)	303,910
Comprehensive Income (Loss) Attributable to ZBB Energy Corporation	$(3,451,537)	$7,957	$(9,459,764)	$(4,751,122)

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest

	Shares	Amount	Shares	Amount

Balance: June 30, 2013	-	$-	17,707,431	$885,389	$85,464,055	$(80,932,823)	$(1,594,418)	$2,304,121

Net loss						(8,855,418)		(657,881)
Net currency translation adjustment							(5,457)
Issuance of common stock, net of costs and underwriting fees			6,325,000	63,250	12,973,214
Stock-based compensation			245,570	2,456	959,905
Issuance of preferred stock, net of costs and underwriting fees	3,000	30			2,388,756
Conversion of preferred stock	(425)	(4)	470,171	4,701	(4,696)
Issuance of warrants					498,793
Issuance of warrants to underwriter					15,455
Exercise of warrants			903,217	9,032	(9,032)
Balance: June 30, 2014	2,575	26	25,651,389	964,828	102,286,450	(89,788,241)	(1,599,875)	1,646,240

Net income (loss)						(9,472,006)		118,649
Net currency translation adjustment							12,242
Issuance of common stock, net of costs and underwriting fees			13,248,000	132,480	13,557,257
Stock-based compensation			201,820	2,019	1,154,701
Contribution of capital from noncontrolling interest								13,756
Balance: March 31, 2015	2,575	$26	39,101,209	$1,099,327	$116,998,408	$(99,260,247)	$(1,587,633)	$1,778,645

See accompanying notes to condensed consolidated financial statements.

ZBB ENERGY CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(9,353,357)	$(5,050,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	475,700	580,379
Amortization of intangible assets	-	411,073
Amortization of discounts and debt issuance costs on notes payable	-	14,566
Stock-based compensation, net	1,156,720	450,796
Equity in loss of investee company	517,702	303,910
Gain on investment in investee company	(1,257,407)	-
Interest accreted on note receivable	(6,115)	-
Changes in assets and liabilities
Accounts receivable	815,738	(136,095)
Inventories	163,742	823,670
Prepaids and other current assets	(124,439)	(51,346)
Refundable income taxes	16,666	43,253
Accounts payable	(33,587)	62,213
Accrued expenses	(773,189)	29,610
Customer deposits	41,627	715,707
Accrued compensation and benefits	160,914	(991,967)
Net cash used in operating activities	(8,199,285)	(2,794,971)
Cash flows from investing activities
Change in restricted cash	9,723	(9,713)
Expenditures for property and equipment	(409,296)	(39,907)
Investment in note receivable	(150,000)	-
Net cash used in investing activities	(549,573)	(49,620)
Cash flows from financing activities
Repayments of bank loans and notes payable	(262,127)	(843,262)
Proceeds from issuance of preferred stock and warrants	-	3,000,000
Preferred stock issuance costs	-	(96,967)
Proceeds from issuance of common stock	14,837,760	14,231,250
Common stock issuance costs	(1,148,023)	(1,149,786)
Proceeds from noncontrolling interest	13,756	-
Net cash provided by financing activities	13,441,366	15,141,235
Effect of exchange rate changes on cash and cash equivalents	(8,156)	-
Net increase in cash and cash equivalents	4,684,352	12,296,644
Cash and cash equivalents - beginning of period	10,360,721	1,096,621

Cash and cash equivalents - end of period	$15,045,073	$13,393,265

Supplemental disclosures of cash flow information:
Cash paid for interest	$73,346	$137,763
Cash received from foreign income tax credit	-	133,996

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

Recent Developments

On April 17, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Solar Power, Inc., a California corporation (“SPI”) pursuant to which we will issue and sell to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares (the “Purchased Common Shares”) of common stock and (ii) 28,048 shares (the “Purchased Preferred Shares”) of Series C Convertible Preferred Stock.  The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678 and the aggregate purchase price for the Purchased Preferred Shares was determined based on price of $0.6678 per common equivalent. Pursuant to the Purchase Agreement, the Company will issue to SPI a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the “Warrant”).

Pursuant to the Securities Purchase Agreement, the Company will enter into a supply agreement with SPI pursuant to which the Company will sell and SPI will purchase certain products and services offered by the Company from time to time, including certain energy management system solutions for solar projects (the “Supply Agreement”).

The Purchased Preferred Shares will be sold for $1,000 per share and are convertible at a conversion price of $0.6678, prepaid at closing of the transaction; provided, that (A) the first one-fourth of the Purchased Preferred Shares only become convertible upon the completion of five megawatts worth of solar projects in accordance with the Supply Agreement (the “Projects”), (B) the second one-fourth (the “Series C-2 Preferred Stock”) only become convertible upon the completion of 15 megawatts worth of Projects, (C) the third one-fourth (the “Series C-3 Preferred Stock”) only become convertible upon the completion of 25 megawatts worth of Projects, and (D) the last one-fourth only become convertible upon the completion of 40 megawatts worth of Projects. The Warrant represents the right to acquire 50,000,000 shares of Common Stock at an exercise price equal to $0.7346.  The Warrant only becomes exercisable upon the completion of 40 megawatts worth of Projects.

The closing of the Purchase Agreement is expected to take place following satisfaction of various closing conditions, including obtaining the approval of the Company’s shareholders.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included.  Operating results for the three and nine month periods ended March 31, 2015 are not necessarily indicative of the results that might be expected for the year ending June 30, 2015.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company maintains its cash deposits at financial institutions predominately in the United States, Australia, and Hong Kong.  The Company has not experienced any losses in such accounts.

Restricted Cash on Deposit

The Company had $60,178 and $69,901 in restricted cash on deposit as of March 31, 2015 and June 30, 2014, respectively, as collateral for certain credit arrangements.

Accounts Receivable

Credit is extended based on an evaluation of a customer’s financial condition.  Accounts receivable are stated at the amount the Company expects to collect from outstanding balances.  The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable are stated net of an allowance for doubtful accounts of $10,878 as of March 31, 2015 and June 30, 2014.  The composition of accounts receivable by aging category is as follows as of:

	March 31, 2015	June 30, 2014
Current	$54,396	$902,545
30-60 days	-	-
60-90 days	1,396	-
Over 90 days	179,494	148,479
Total	$235,286	$1,051,024

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

The Company completed a review of the estimated useful lives of specific assets for the quarter ended March 31, 2015 and determined that there were no changes in the estimated useful lives of assets.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant, equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value.  Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations.  In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were no long-lived assets impaired as of March 31, 2015 and June 30, 2014.

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

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value.  If the carrying value is less than the fair value, no impairment exists and the second step is not performed.  If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment.  In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of March 31, 2015 and June 30, 2014.

Accrued Expenses

Accrued expenses consist of the Company’s present obligations related to various expenses incurred during the period and includes a reserve for estimated contract losses, other accrued expenses, and warranty obligations.  Included in accrued expenses as of March 31, 2015 is a reserve of approximately $1.1 million for a product upgrade initiative established in the fourth quarter of fiscal 2014.

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

Warranty Obligations

The Company typically warrants its products for twelve months after installation or eighteen months after date of shipment, whichever occurs first.  Warranty costs are provided for estimated claims and charged to cost of product sales as revenue is recognized.  Warranty obligations are also evaluated quarterly to determine a reasonable estimate for the replacement of potentially defective materials of all energy storage systems that have been shipped to customers.

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

As of March 31, 2015 and June 30, 2014, included in the Company’s accrued expenses were $395,059 and $731,910, respectively, related to warranty obligations.  The following is a summary of accrued warranty activity:

	Nine Months and Year Ended
	March 31, 2015	June 30, 2014
Beginning balance	$731,910	$479,873
Accruals for warranties during the period	151,644	741,412
Settlements during the period	(288,334)	(673,588)
Adjustments relating to preexisting warranties	(200,161)	184,213
Ending balance	$395,059	$731,910

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

Total revenues of $584,817 and $1,450,332 were recognized for the three and nine months ended March 31, 2015, respectively.  Revenues for the three months ended March 31, 2015 were comprised of two significant customers (88% of total revenue) and revenues for the nine months ended March 31, 2015 were comprised of two significant customers (79% of total revenue).  Total revenues of $4,572,318 and $6,602,896 were recognized for the three and nine months ended March 31, 2014, respectively.  Revenues for the three months ended March 31, 2014 consisted of one significant customer (83% of total revenue) and revenues for the nine months ended March 31, 2014 were comprised of two significant customers (84% of total revenue).

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

On December 13, 2011, the Company entered into a joint development and license agreement with a global technology company to jointly develop flow batteries.  The objective of the joint development agreement was to develop low cost, high energy density grid scale flow battery stacks and systems that could lead to a significant cost reduction for grid level storage.  The Company recognized revenue under this agreement upon achievement of certain performance milestones.  The Company recognized $0 of revenue under this agreement for the three and nine months ended March 31, 2015 and $0 and $200,000 for the three and nine months ended March 31, 2014, respectively.

On April 8, 2011, the Company entered into a Collaboration Agreement (the “Collaboration Agreement”) with Honam Petrochemical Corporation, now known as Lotte Chemical Corporation (“Lotte”), pursuant to which the Company and Lotte collaborated on the technical development of the Company’s third generation Zinc Bromide flow battery module (the “Version 3 Battery Module”) and Lotte received a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in South Korea and a non-exclusive royalty-bearing license to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.

On December 16, 2013, the Company and Lotte entered into a Research and Development Agreement (the “R&D Agreement”) pursuant to which the Company has agreed to develop and provide to Lotte a Zinc Bromide chemical flow battery system, including a Zinc Bromide chemical flow battery module and related software (the “Product”), on the terms and conditions set forth in the R&D Agreement (the “Project”).  The Project is scheduled to continue until December 16, 2015, unless extended by the mutual agreement of the Company and Lotte.  Subject to the satisfaction of certain specified milestones, Lotte is required to make payments to the Company under the R&D Agreement totaling $3,000,000 over the term of the Project.  ZBB recognizes revenue based upon a Performance Based Method pursuant to the model described in FASB ASC 980-605-25, where revenue is recognized based on the lesser of the amount of nonrefundable cash received or the amounts due based on the proportional amount of the total effort expected to be expended on the contract that has been provided to date, as substantial doubt that the milestones will be achieved does not exist.  The Company recognized $297,173 and $483,650 of revenue under this agreement for the three and nine months ended March 31, 2015, respectively and $750,000 of revenue under this agreement for the three and nine months ended March 31, 2014.

Additionally, on December 16, 2013, the Company and Lotte entered into an Amended License Agreement (the “Amended License”).  Pursuant to the Amended License Agreement, the Company granted to Lotte, (1) an exclusive and royalty-free limited license in South Korea to use the Company’s Zinc Bromide flow battery module, Zinc Bromide flow battery stack and the technical information and know how related to the intellectual property arising from the Project (collectively, the “Technology”) to manufacture or sell a Zinc Bromide flow battery (the “Lotte Product”) in South Korea and (2) a non-exclusive (a) royalty-free limited license for Lotte and its affiliates to use the Technology internally in all locations other than China and South Korea to manufacture the Lotte Product and (b) royalty-bearing limited license to sell the Lotte Product in all locations other than China, the United States and South Korea. Lotte is required to pay the Company a total license fee of $3,000,000 under the Amended License Agreement plus up to an additional $1,000,000 if certain specific milestones are successfully achieved.  In addition, Lotte is required to make ongoing royalty payments to the Company equal to a single digit percentage of Lotte’s sales of the Lotte Product outside of South Korea until December 31, 2019.  The license fees are subject to a 16.5% non-refundable South Korea withholding tax.

Overall since the agreement date, through March 31, 2015 there were $5,250,000 of payments received and $4,608,650 of revenue recognized under the Lotte agreements.

The Company recognized $297,173 in engineering and development revenues for the three months ended March 31, 2015 and $499,170 for the nine months ended March 31, 2015.  The Company recognized $750,000 and $950,000 for the nine months ended March 31, 2014 related to collaborative agreements.  Engineering and development costs related to the collaboration agreements totaled $33,078 and $202,223 for the three and nine months ended March 31, 2015.  Engineering and development costs related to the collaboration agreements totaled $65,560 and $109,196 for the three and nine months ended March 31, 2014, respectively.

As of March 31, 2015 and March 31, 2014, the Company had no unbilled amounts from engineering and development contracts in process.  The Company had received $673,030 and $0 in customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work, as of March 31, 2015, and June 30, 2014, respectively.  These amounts are included as a component of customer deposits in the condensed consolidated balance sheets.

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

Advertising Expense

Advertising costs of $3,284 and $16,245 for the three months ended March 31, 2015 and March 31, 2014, respectively, and advertising costs of $36,546 and $49,859 for the nine months ended March 31, 2015 and March 31, 2014, respectively, were charged to selling, general, and administrative expenses as incurred.

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.”  FASB ASC Topic 740 requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of March 31, 2015 and June 30, 2014.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s U.S. Federal income tax returns for the years ended June 30, 2011 through June 30, 2014 and the Company’s Wisconsin and Australian income tax returns for the years ended June 30, 2010 through June 30, 2014 are subject to examination by taxing authorities.  As of March 31, 2015, there were no examinations in progress.

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

Loss per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the nine months ended March 31, 2015 and March 31, 2014 there were 9,809,404 and 9,474,075 shares of common stock underlying convertible preferred stock, options, restricted stock units and warrants that are excluded, respectively.

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

In February 2015, the FASB issued ASU 2015-02 – Consolidation (Topic 810): Amendments to the Consolidation Analysis.  The amendments are intended to improve certain areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures.  The amendments simplify reporting requirements by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of application of related-party guidance when determining a controlling financial interest in a variable interest entity (VIE), and changing consolidation conclusions for public companies in several industries that typically make use of limited partnerships or VIEs.  The amendment is effective for fiscal years beginning after December 31, 2015.  Early adoption is permitted.  The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.

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

In April 2013, the FASB issued ASU 2013-07 – Presentation of Financial Statements (Topic 205) – Liquidation Basis of Accounting.  The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent.  Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy).  If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception.  The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation.  The entity should include in its presentation of assets any items it had not previously recognized under US GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks).  The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Entities should apply the requirements prospectively from the day that liquidation becomes imminent.  Early adoption was permitted.  The adoption did not have an impact on the Company’s consolidated financial statements in its present condition.

In March 2013, the FASB issued ASU 2013-05 – Foreign Currency Matters (Topic 830) – Parent’s Accounting for the Cumulative Translation Adjustment upon derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  These amendments provide guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a group of assets that is a non-profit activity or a business within a foreign entity.  In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions.  The amendments are effective for fiscal years and interim reporting periods within those years, beginning after December 15, 2013.  The amendments should be applied prospectively to derecognition events occurring after the effective date.  Prior periods should not be adjusted.  Early adoption was permitted.  If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption.  The Company was required to adopt this standard beginning July 1, 2014.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-04 – Liabilities (Topic 405) – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  These amendments provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP.  Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  These amendments shall be applied retrospectively to all prior periods presented for those obligations within the scope of this Subtopic that exist at the beginning of an entity’s fiscal year of adoption.  Early adoption was permitted.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

Pursuant to the China JV Agreement, Meineng Energy was capitalized with approximately $13.6 million of equity capital.  The Company’s only capital contributions to the Joint Venture were the contribution of technology to Meineng Energy via the License Agreement and $200,000 in cash.  The Company’s indirect interest in Meineng Energy equaled approximately 33%.  On August 12, 2014, Meineng Energy received a cash investment of 20,000,000 RMB (approximately $3.2 million) from Wuhu Fuhai-Haoyan Venture Investment, L.P., a branch of Shenzhen Oriental Fortune Capital Co., Ltd., for a post-closing equity position of 8%.  Required governmental approval was obtained in October 2014.  This investment capital will be used to fund ongoing operations and development of the China market, and provided Meineng Energy a 250,000,000 RMB (approximately $42 million) post-closing valuation.  Following this investment, the Company’s indirect investment in Meineng Energy equals approximately 30%.  The Company’s indirect gain as a result of the investment was $775,537, which is net of the gain attributable to the noncontrolling interest of $481,870.

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

The Company had product sales of $12,230 and $70,328 to Meineng Energy during the three and nine months ended March 31, 2015, respectively.  The Company had product sales of $293,296 and $833,757 to Meineng Energy during the three and nine months ended March 31, 2014, respectively.

The condensed operating results for Meineng Energy for the three and nine months ended March 31, 2015 and March 31, 2014 are summarized as follows:

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Revenues	$84,998	$141,162	$436,580	$237,345
Gross Profit (loss)	(96,943)	(184,029)	(177,844)	(236,776)
Income (loss) from operations	(714,346)	(636,420)	(1,847,266)	(1,851,480)
Net Income (loss)	(688,811)	(255,994)	(1,823,402)	(1,403,610)

NOTE 3 - GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business.  Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets.  The Company incurred a net loss of $9,472,006 attributable to ZBB Energy Corporation for nine months ended March 31, 2015, and as of March 31, 2015 has an accumulated deficit of $99,260,247 and total ZBB Energy Corporation equity of $17,249,881.  The ability of the Company to settle its total liabilities of $5,656,955 and to continue as a going concern is ultimately dependent upon increasing revenues and achieving long-term profitability.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We believe that cash and cash equivalents on hand at March 31, 2015, expected collections on the Lotte R&D Agreement and other potential sources of cash, will be sufficient to fund our current operations through the third quarter of fiscal year 2016.  However, there can be no assurances that unforeseen circumstances will not require the Company to raise additional investment capital to fund its operations.  If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 4 - INVENTORIES

Inventories are comprised of the following as of:

	March 31, 2015	June 30, 2014
Raw materials	$1,094,203	$1,054,197
Work in progress	59,335	298,773
Finished goods	35,690	-
Total	$1,189,228	$1,352,970

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

NOTE 6 - PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of:

	March 31, 2015	June 30, 2014
Land	$217,000	$217,000
Building and improvements	3,532,375	3,520,872
Manufacturing equipment	3,921,057	3,710,127
Office equipment	405,989	399,583
Construction in process	160,275	-
Total, at cost	8,236,696	7,847,582
Less: accumulated depreciation	(3,920,897)	(3,465,379)
Property, plant and equipment, net	$4,315,799	$4,382,203

The Company recorded depreciation expense of $162,010 and $475,700 for the three and nine months ended March 31, 2015, respectively.  The Company recorded depreciation expense of $158,629 and $580,379 for the three and nine months ended March 31, 2014, respectively.

NOTE 7 - GOODWILL

The Company acquired ZBB Technologies, Inc., a former wholly-owned subsidiary, through a series of transactions in March 1996.  ZBB Technologies Inc. was subsequently merged with and into ZBB Energy Corporation on January 1, 2012.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of March 31, 2015 and June 30, 2014.

NOTE 8 - BANK LOANS AND NOTES PAYABLE

The Company’s debt consisted of the following as of:

	March 31, 2015	June 30, 2014
Bank loans and notes payable-current	$358,511	$351,142
Bank loans and notes payable-long term	1,775,631	2,045,127
Total	$2,134,142	$2,396,269

Bank loans and notes payable consisted of the following as of:

	March 31, 2015	June 30, 2014

Note payable to Wisconsin Econcomic Development Corporation payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement. See note (a) below.	$871,325	$1,069,793

Bank loan payable in fixed monthly payments of $6,800 of principal and interest at a rate of 0.25% below prime, as defined, subject to a floor of 5% with any principal due at maturity on June 1, 2018; collateralized by the building and land.	586,696	624,760

Note payable in fixed monthly installments of $6,610 of principal and interest at a rate of 5.5% with any principal due at maturity on May 1, 2028; collateralized by the building and land.	676,121	701,716

	$2,134,142	$2,396,269

(a)
As of April 2013, the Wisconsin Economic Development Corporation granted the Company a 12-month deferral of the required installment payments of $22,800.  On March 1, 2014, fifty equal monthly installments of $23,685 commenced through April 1, 2018 with the final installment due on May 1, 2018.

Maximum aggregate annual principal payments for fiscal periods ending subsequent to March 31, 2015 are as follows:

2015	$88,666
2016	361,042
2017	371,383
2018	761,037
2019	42,917
2020 and thereafter	509,097
$2,134,142

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

At the annual meeting of shareholders held on November 18, 2014, the Company’s shareholders approved an amendment of the Omnibus Plan which increased the number of shares of the Company’s common stock available for issuance under the Omnibus Plan by 1,250,000.  The shareholders also approved an amendment of the 2012 Director Equity Plan which increased the number of shares of the Company’s common stock available for issuance under the 2012 Director Equity Plan by 1,000,000.  As of March 31, 2015, there are a total of 1,619,599 shares available to be issued under the Omnibus Plan and 456,804 shares available to be issued under the 2012 Director Equity Plan.

In aggregate for all plans, at March 31, 2015 there were outstanding a total of 1,664,778 options and 2,067,494 restricted stock units (“RSUs”).

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method.  The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.  The following assumptions were used to estimate the fair value of options granted during the nine months ended March 31, 2015 and March 31, 2014 using the Black-Scholes option-pricing model:

	Nine months ended March 31,
	2015	2014
Expected life of option (years)	4	4
Risk-free interest rate	1.08 - 1.42%	0.95 - 1.20%
Assumed volatility	99.78 - 103.90%	94.35 - 154.68%
Expected dividend rate	0%	0%
Expected forfeiture rate	5.00 - 6.32%	4.91 - 5.62%

Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

During the three and nine months ended March 31, 2015, the Company’s results of operations include compensation expense for stock options and RSUs granted under its various equity incentive plans.  The amount recognized in the financial statements related to stock-based compensation was $302,908 and $1,156,720, based on the amortized grant date fair value of options and RSUs during the three and nine months ended March 31, 2015, respectively.

Information with respect to stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at June 30, 2013	785,284	$5.78
Options granted	699,850	1.33
Options forfeited	(66,066)	13.23
Balance at June 30, 2014	1,419,068	3.23	6.09
Options granted	420,500	0.85
Options forfeited	(174,790)	3.50
Balance at March 31, 2015	1,664,778	$2.61	5.96

The following table summarizes information relating to the stock options outstanding as of March 31, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.48 to $1.00	437,500	7.02	$0.70	92,000	6.67	$0.80
$1.01 to $2.50	754,494	7.00	1.52	73,587	5.09	1.99
$2.51 to $5.00	102,234	4.25	3.95	102,168	4.25	3.95
$5.01 to $7.50	355,550	3.16	6.23	327,550	3.10	6.27
$7.51 to $17.95	15,000	0.83	17.95	15,000	0.83	17.95
Balance at March 31, 2015	1,664,778	5.96	$2.61	610,305	4.01	$4.83

During the nine months ended March 31, 2015, options to purchase 420,500 shares were granted to employees exercisable at $0.48 to $1.67 per share based on various service-based and performance-based vesting terms from July 2014 through March 2018 and exercisable at various dates through March 2023.  During the nine months ended March 31, 2014, options to purchase 299,700 shares were granted to employees exercisable at $0.76 to $1.90 per share based on service based vesting terms from July 2013 through March 2017 and exercisable at various dates through March 2022.

The aggregate intrinsic value of outstanding options totaled $10,860 and was based on the Company’s adjusted closing stock price of $0.57 as of March 31, 2015.

A summary of the status of unvested employee stock options as of March 31, 2015 and June 30, 2014 and changes during the nine months and year then ended is presented below:

	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at June 30, 2013	262,668	$3.44
Options granted	699,850	1.33
Options vested	(127,586)	3.55
Options forfeited	(12,463)	3.38
Balance at June 30, 2014	822,469	1.63
Options granted	420,500	0.85
Options vested	(146,812)	1.54
Options forfeited	(41,684)	1.87
Balance at March 31, 2015	1,054,473	$1.32	7.08

Total fair value of options granted for the nine months ended March 31, 2015 and March 31, 2014 was $249,419 and $207,789, respectively.  At March 31, 2015, there was $413,603 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.4 years.

As of March 31, 2015 there were 654,584 unvested RSUs outstanding which will vest through January 15, 2016 and $275,052 in unrecognized compensation cost related to unvested RSUs which are expected to be recognized through January 15, 2016.  Generally, shares of common stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

The table below summarizes the activity of the restricted stock units for the nine months and year ended March 31, 2015 and June 30, 2014:

	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at June 30, 2013	1,131,687	$2.30
RSUs granted	1,660,696	0.99
RSUs forfeited	(1,200,000)	1.10
Shares issued	(245,570)	1.61
Balance at June 30, 2014	1,346,813	1.87
RSUs granted	922,500	1.05
RSUs forfeited	-	-
Shares issued	(201,819)	0.81
Balance at March 31, 2015	2,067,494	$1.34

NOTE 10 - WARRANTS

At March 31, 2015, the following warrants to purchase the Company’s common stock were outstanding and exercisable:

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

•	12,100 warrants exercisable at $5.00 per share which expire March 2015 through July 2015 issued as partial payment for services.

•	224,375 warrants exercisable at $5.20 per share and which expire in September 2015 issued to certain purchasers of Company shares in March 2010.

•	71,667 warrants exercisable at $6.65 per share and which expire in August 2015 issued to certain purchasers of Company shares in August 2009.

The table below summarizes warrant balances and activity for the nine month period and year ended March 31, 2015 and June 30, 2014:

	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at June 30, 2013	1,421,806	$3.15
Warrants granted	3,239,474	0.95
Warrants expired	(8,000)	2.80
Warrants exercised	(1,719,528)	1.18
Balance at June 30, 2014	2,933,752	1.88
Warrants granted	-	-
Warrants expired	-	-
Warrants exercised	-	-
Balance at March 31, 2015	2,933,752	$1.88

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

Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%.  The net proceeds to the Company, after deducting $90,127 of offering costs, were $2,903,034.  During the year ended June 30, 2014, 425 shares of Preferred Stock were converted into 470,171 shares of common stock of the Company.  At March 31, 2015, 2,575 shares of Preferred Stock were convertible into 3,143,380 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Corporation, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  At March 31, 2015 the liquidation preference of the Preferred Stock was $5,561,211.

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

NOTE 12 - COMMITMENTS

Leasing Activities

The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expires October 31, 2016.  The rental rate was $75,596 per year (A$72,431) and was subject to an annual CPI adjustment.  Rent expense was $20,835 and $66,961 for the three and nine months ended March 31, 2015 and $23,340 and $69,525 for the three and nine months ended March 31, 2014, respectively.  In July of 2011, the Company renewed the lease on its Australian research and development facility through October 2016 at a rental rate of $95,855 per year (A$95,000) subject to an annual CPI adjustment.

The Company also leased a building from an officer of its subsidiary, Tier Electronics LLC, who is also a shareholder and was a director, under a lease agreement that was due to expire on March 31, 2015.  Subsequently a lease termination agreement was entered into on October 20, 2013, which terminated the lease effective December 31, 2013 for a fee of $21,000.  No rent expense was incurred during the three and nine months ended March 31, 2015, and rent expense was $0 and $63,000 for the three and nine months ended March 31, 2014, respectively.  The Company was required to pay real estate taxes and other occupancy costs related to the facility.

The future payments required under the terms of the leases for fiscal periods subsequent to March 31, 2015 are as follows:

2015	$19,316
2016	77,264
2017	25,755
$122,335

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

For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $26,260 and $71,963 for the three and nine months ended March 31, 2015, respectively.  Expenses under these plans were $29,484 and $97,629 for the three and nine months ended March 31, 2014, respectively.

NOTE 14 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Nine months ended March 31,
	2015	2014
Current	$-	$(86,848)
Deferred	-	-
Provision (benefit) for income taxes	$-	$(86,848)

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns.  In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future.  Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income.  As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of March 31, 2015 and June 30, 2014.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Nine months ended March 31,
	2015	2014
Income tax (benefit) computed at the U.S. federal statutory rate	-34%	-34%
Foreign tax expense/(benefit)	0%	-2%
Change in valuation allowance	34%	34%
Total	0%	-2%

Significant components of the Company’s net deferred income tax assets as of March 31, 2015 and June 30, 2014 were as follows:

	March 31, 2015	June 30, 2014
Federal net operating loss carryforwards	$25,561,649	$22,238,624
Federal - other	2,961,351	2,737,404
Wisconsin net operating loss carryforwards	4,923,086	2,747,275
Australia net operating loss carryforwards	1,497,779	1,497,779
Deferred income tax asset valuation allowance	(34,943,865)	(29,221,082)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $75.2 million as of March 31, 2015, that expire at various dates between June 30, 2017 and 2034.  The Company also has $8.7 million in other federal deferred tax assets comprised principally of non-cash compensation, inventory and warranty reserves, and other intangible assets.  The Company has U.S. federal research and development tax credit carryforwards of approximately $247,000 as of March 31, 2015 that expire at various dates through June 30, 2033.  As of March 31, 2015, the Company has approximately $84.5 million of Wisconsin net operating loss carryforwards that expire at various dates between March 31, 2015 and 2028.  As of March 31, 2015, the Company also has approximately $5.0 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	March 31, 2015	June 30, 2014
Beginning balance	$196,583	$193,097
Effect of foreign currency translation	(37,123)	3,486
Ending balance	$159,460	$196,583

The Company’s issuance of additional shares of common stock has constituted an ownership change under Section 382 of the Internal Revenue Code which places an annual dollar limit on the use of net operating loss (“NOL”) carryforwards and other tax attributes that may be utilized in the future.  The calculation of the annual limitation of usage is based on a percentage of the equity value immediately after any ownership change.  The annual amount of tax attributes that may be utilized after the change in ownership is limited.  Previous issuances of additional shares of common stock also resulted in ownership changes and the annual amount of tax attributes from previous years is limited as well.  The extent of any limitations on the usage of net operating losses has not been determined.  Since the valuation allowance fully reserves for all available carryovers, the effect of the reduction would be offset by a reduction in the valuation allowance.

NOTE 15 – SUBSEQUENT EVENT

On April 17, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Solar Power, Inc., a California corporation (“SPI”) pursuant to which we will issue and sell to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares (the “Purchased Common Shares”) of common stock and (ii) 28,048 shares (the “Purchased Preferred Shares”) of Series C Convertible Preferred Stock.  The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678 and the aggregate purchase price for the Purchased Preferred Shares was determined based on price of $0.6678 per common equivalent. Pursuant to the Purchase Agreement, the Company will issue to SPI a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the “Warrant”).

Pursuant to the Securities Purchase Agreement, the Company will enter into a supply agreement with SPI pursuant to which the Company will sell and SPI will purchase certain products and services offered by the Company from time to time, including certain energy management system solutions for solar projects (the “Supply Agreement”).

The Purchased Preferred Shares will be sold for $1,000 per share and are convertible at a conversion price of $0.6678, prepaid at closing of the transaction; provided, that (A) the first one-fourth of the Purchased Preferred Shares only become convertible upon the completion of five megawatts worth of solar projects in accordance with the Supply Agreement (the “Projects”), (B) the second one-fourth (the “Series C-2 Preferred Stock”) only become convertible upon the completion of 15 megawatts worth of Projects, (C) the third one-fourth (the “Series C-3 Preferred Stock”) only become convertible upon the completion of 25 megawatts worth of Projects, and (D) the last one-fourth only become convertible upon the completion of 40 megawatts worth of Projects. The Warrant represents the right to acquire 50,000,000 shares of Common Stock at an exercise price equal to $0.7346.  The Warrant only becomes exercisable upon the completion of 40 megawatts worth of Projects.

The closing of the Purchase Agreement is expected to take place following satisfaction of various closing conditions, including obtaining the approval of the Company’s shareholders.  The Company is currently evaluating the impact this agreement will have on its assessment of going concern.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ZBB Energy Corporation (“We,” “Us,” “Our,” “ZBB,” “ZBB Energy” or the “Company”) develops, licenses, and manufactures innovative energy management systems solutions serving the utility, commercial and industrial building and off-grid markets.  ZBB was incorporated in Wisconsin in 1998 and is headquartered in Menomonee Falls, Wisconsin, USA, with offices also located in Perth, Western Australia.

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

Our investment in the JV Company was made through ZBB PowerSav Holdings Limited (“Hong Kong Holdco”), a Hong Kong limited liability company, formed with PowerSav New Energy Holdings Limited.  We own 60% of Hong Kong Holdco’s equity interests.  We have the right to appoint a majority of the members of the Board of Directors of Hong Kong Holdco and Hong Kong Holdco has the right to appoint a majority of the members of the Board of Directors of the JV Company.  Our indirect interest in the JV Company equals approximately 30%.

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

In April 2011, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Lotte, pursuant to which the Company and Lotte collaborated on the technical development of our third generation Zinc Bromide flow battery module (the “Version 3 Battery Module”) and Lotte received a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in South Korea and a non-exclusive royalty-bearing license to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.

On December 16, 2013, we entered into an Amended License Agreement with Lotte (the “Amended License Agreement”).  Pursuant to the Amended License Agreement, we granted to Lotte, (1) an exclusive and royalty-free limited license in South Korea to use the Company’s Zinc Bromide flow battery module, Zinc Bromide flow battery stack and the technical information and know how related to the intellectual property arising from the Project (collectively, the “Technology”) to manufacture or sell a Zinc Bromide flow battery (the “Lotte Product”) in South Korea and (2) a non-exclusive (a) royalty-free limited license for Lotte and its affiliates to use the Technology internally in all locations other than China and South Korea to manufacture the Lotte Product and (b) royalty-bearing limited license to sell the Lotte Product in all locations other than China, the United States and South Korea. Lotte is required to pay us a total license fee of $3,000,000 under the Amended License Agreement plus up to an additional $1,000,000 if certain specific milestones are successfully achieved.  In addition, Lotte is required to make ongoing royalty payments to the Company equal to a single digit percentage of Lotte’s sales of the Lotte Product outside of South Korea until December 31, 2019.  The license fees are subject to a 16.5% non-refundable South Korea withholding tax.

On April 17, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Solar Power, Inc., a California corporation (“SPI”) pursuant to which we will issue and sell to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares (the “Purchased Common Shares”) of common stock and (ii) 28,048 shares (the “Purchased Preferred Shares”) of Series C Convertible Preferred Stock.  The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678 and the aggregate purchase price for the Purchased Preferred Shares was determined based on price of $0.6678 per common equivalent.  Pursuant to the Purchase Agreement, the Company will issue to SPI a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the “Warrant”).

Pursuant to the Securities Purchase Agreement, the Company will enter into a supply agreement with SPI pursuant to which the Company will sell and SPI will purchase certain products and services offered by the Company from time to time, including certain energy management system solutions for solar projects (the “Supply Agreement”).

The Purchased Preferred Shares will be sold for $1,000 per share and are convertible at a conversion price of $0.6678, prepaid at closing of the transaction; provided, that (A) the first one-fourth of the Purchased Preferred Shares only become convertible upon the completion of five megawatts worth of solar projects in accordance with the Supply Agreement (the “Projects”), (B) the second one-fourth (the “Series C-2 Preferred Stock”) only become convertible upon the completion of 15 megawatts worth of Projects, (C) the third one-fourth (the “Series C-3 Preferred Stock”) only become convertible upon the completion of 25 megawatts worth of Projects, and (D) the last one-fourth only become convertible upon the completion of 40 megawatts worth of Projects. The Warrant represents the right to acquire 50,000,000 shares of Common Stock at an exercise price equal to $0.7346.  The Warrant only becomes exercisable upon the completion of 40 megawatts worth of Projects.

The closing of the Purchase Agreement is expected to take place following satisfaction of various closing conditions, including obtaining the approval of the Company’s shareholders.

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

Accrued Expenses

Accrued expenses consist of the Company’s present obligations for various expenses incurred during the period and include a reserve for estimated contract losses, other accrued expenses, and warranty obligations.  Included in accrued expenses as of March 31, 2015 is a reserve of approximately $1.1 million for a product upgrade initiative established in the fourth quarter of fiscal 2014.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2015 compared with the three months ended March 31, 2014

Revenue:

Our revenues for the three months ended March 31, 2015 and March 31, 2014 were $584,817 and $4,572,318, respectively.  The decrease of $3,987,501 was the result of a $534,674 decrease in product sales, a $452,827 decrease in engineering and development revenues, and a $3,000,000 decrease in license revenues as compared to the three months ended March 31, 2014.  The Company received a $3,000,000 one-time upfront license fee under the Amended License Agreement with Lotte during the three months ended March 31, 2014.

Costs and Expenses:

Total costs and expenses for the three months ended March 31, 2015 and March 31, 2014 were $3,953,457 and $4,576,268, respectively.  This decrease of $622,811 in the three months ended March 31, 2015 was due to the following factors:

•
$271,396 decrease in costs of product sales principally due to decreased product sales, partially offset by $85,000 in charges to the reserve for excess and obsolete inventory during the quarter, $77,000 of freight charges on inventory receipts and customer shipments, and $25,000 of costs incurred for training and maintenance on new manufacturing equipment.

•
$550,076 increase in advanced engineering and development expenses due to $271,000 of higher salaries and related payroll taxes resulting from increased headcount year over year, $200,800 of additional supplies and materials used, and an additional $126,000 paid to contract employees during the quarter, offset by an $85,000 decrease in RD&E activity at the Australia facility;

•
$830,373 decrease in selling, general, and administrative expenses due primarily to a $595,000 decrease in stock compensation expense, and a $495,000 non-refundable South Korea withholding tax related to the one-time upfront license fee under our Amended License Agreement with Lotte incurred during the prior year.  These decreases were partially offset by increases of $49,000 in wages and payroll taxes, $49,000 in travel expenses, $45,000 in recruiting fees, and $33,000 in accounting fees; and,

•	$38,636 decrease in depreciation and amortization expense is a result of the full recognition of amortization expense of the Company’s intangible assets during the prior fiscal year.

Other Income (Expense):

Total other income (expense) for the three months ended March 31, 2015 increased by $143,496 to $224,642 from $81,146 for the three months ended March 31, 2014 due to a $154,301 increase in equity in loss of investee company.

Income Taxes (Benefit):

The benefit for income taxes during the three months ended March 31, 2015 decreased by $38,598 to $0 from $38,598 for the three months ended March 31, 2014.  Benefit for income taxes represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ended June 30, 2014 related to qualified expenditures we incurred during the year ended June 30, 2014.  During fiscal year 2015, we did not incur any research and development expenditures in Australia to qualify for this credit.

Net Loss:

Our net loss for the three months ended March 31, 2015 increased by $3,465,001 to $3,456,071 from the $8,930 net income for the three months ended March 31, 2014.  This increase in loss was primarily the result of decreased revenues and increased operating costs and expenses.

Nine months ended March 31, 2015 compared with the nine months ended March 31, 2014

Revenue:

Our revenues for the nine months ended March 31, 2015 and March 31, 2014 were $1,450,332 and $6,602,896, respectively.  The decrease of $5,152,564 was the result of a $1,701,734 decrease in product sales revenues, $450,830 decrease in engineering and development revenues, and a $3,000,000 decrease in license revenues as compared to the nine months ended March 31, 2014.  The Company received a $3,000,000 one-time upfront license fee under the Amended License Agreement with Lotte during the nine months ended March 31, 2014.

Costs and Expenses:

Total costs and expenses for the nine months ended March 31, 2015 and March 31, 2014 were $11,486,121 and $11,315,746, respectively.  This increase of $170,375 in the nine months ended March 31, 2015 was due to the following factors:

•
$915,608 decrease in costs of product sales principally due to decreased product sales, partially offset by $330,000 in charges to the reserve for excess and obsolete inventory during the period ended, $118,000 of freight charges on inventory receipts and customer shipments,;

•
$93,027 increase in cost of engineering and development for $202,223 of costs incurred on the Lotte research and development agreement for the nine months ended March 31, 2015 compared to $109,196 incurred for the nine months ended March 31, 2014;

•
$1,023,743 increase in advanced engineering and development expenses due to $750,000 of higher salaries and related payroll taxes resulting from increased headcount year over year, $307,000 of paid contract employees, $118,000 of computer software purchases, and $95,000 of additional employee benefits.  This activity was partially offset by a $264,000 decrease in advanced engineering and development activity at the Company’s Australia location;

•
$379,918 increase in selling, general, and administrative expenses due to a $215,000 increase in fees for outside consultants, $258,000 paid in recruitment fees, an additional $109,000 incurred for travel and meals expense, $47,000 of additional wages and related payroll taxes,  $48,000 of purchases for computers and software licenses, and $77,000 of other miscellaneous general expenses, partially offset by a prior year non-refundable South Korea withholding tax of $495,000 related to the one-time upfront license fee under our Amended License Agreement with Lotte; and,

•	$410,705 decrease in depreciation and amortization expense as a result of the full recognition of amortization expense of the Company’s intangible assets during the prior fiscal year.

Other Income (Expense):

Total other income (expense) for the nine months ended March 31, 2015 increased by $1,107,170 to income of $682,432 from an expense of $424,738 for the nine months ended March 31, 2014 primarily as a result of the $1,257,407 gain on investment in investee company resulting from a third-party capital investment transaction with the investee company and a $45,643 decrease in interest expense, offset by a $213,792 increase in equity in loss of investee company.

On August 12, 2014, Meineng Energy received a cash investment of 20,000,000 RMB (about $3.2 million) from a third party for a post-closing valuation of $42 million.  During the nine months ended March 31, 2015, we recognized a $1,257,407 gain on the carrying value of our investment in Meineng Energy.  $481,870 of this gain is attributable to the noncontrolling interest, which provided a net gain of $775,537 to the Company.

Income Taxes (Benefit):

The benefit for income taxes during the nine months ended March 31, 2015 decreased by $86,848 to $0 from $86,848 for the nine months ended March 31, 2014.  Benefit for income taxes represents an estimate of a refundable research and development tax credit we expect to receive from the government of Australia for the fiscal year ended June 30, 2014 related to qualified expenditures we incurred during the year ended June 30, 2014.  During fiscal year 2015, we did not incur any research and development expenditures in Australia to qualify for this credit.

Net Loss:

Our net loss for the nine months ended March 31, 2015 increased by $4,725,176 to $9,472,006 from the $4,746,830 net loss for the nine months ended March 31, 2014.  This increase in loss was primarily the result of decreased revenues and increased operating costs and expenses.  This activity was partially offset by the recognized gain on investment in investee company as described above.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts.  Total capital stock and paid in capital as of March 31, 2015 was $118,097,761.  We had a cumulative deficit of $99,260,247 as of March 31, 2015 compared to a cumulative deficit of $89,788,242 as of June 30, 2014.  At March 31, 2015 we had net working capital of $13,299,334 compared to June 30, 2014 net working capital of $8,723,032.  Our shareholders’ equity as of March 31, 2015 and June 30, 2014, exclusive of noncontrolling interests, was $17,249,881 and $11,863,187, respectively.

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”).  Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%.  At March 31, 2015 the Preferred Stock was convertible into a total of 3,143,380 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Corporation, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  The net proceeds to the Company, after deducting $90,127 of offering costs, were $2,909,873.  At March 31, 2015 the liquidation preference of the Preferred Stock was $5,561,211.

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

At March 31, 2015, our principal sources of liquidity were our cash and cash equivalents which totaled $15,045,073, accounts receivable of $235,286, and expected collections on the Lotte R&D Agreement.

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

Operating Activities

Our operating activities used net cash of $8,199,285 for the nine months ended March 31, 2015.  Cash used in operations resulted from a net loss of $9,353,357, which was decreased by $886,600 in non-cash adjustments and by $267,472 in net changes to working capital.  Non-cash adjustments included a gain on investment in investee company of $1,257,407, $1,156,720 of stock compensation expense, $475,700 of depreciation expense, and $517,702 of equity in loss of investee company.  Net decreases in working capital were primarily due to increases of $124,439 of prepaids and other current assets, $41,627 of customer deposits, and $160,914 of accrued compensation and benefits, offset by decreases of $815,738 of accounts receivable, $163,742 of inventories, $33,587 of accounts payable, and $773,189 in accrued expenses.

Investing Activities

Our investing activities used net cash of $549,573 for the nine months ended March 31, 2015, primarily for issuance of a note receivable in the amount of $150,000 and $409,296 for purchases of property and equipment.

Financing Activities

Our financing activities provided net cash of $13,441,366 for the nine months ended March 31, 2015.  Net cash provided by financing activities was comprised principally of $14,837,760 in proceeds from the issuance of common stock, less common stock issuance costs of $1,148,023.  During the nine months ended March 31, 2015 we made repayments of $262,127 of principal on bank loans and notes payable.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Vice President of Finance, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the CEO and Vice President of Finance have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
May 14, 2015

By: /s/ Dilek Wagner
Name: Dilek Wagner
Title: Vice President of Finance
(Principal Financial Officer)
May 14, 2015

EXHIBIT INDEX

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