Form 10-K
period 2015-06-30
EnSync, Inc.
filed 2015-09-30
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________________________

FORM 10-K

__________________________________________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

Commission File Number: 001-33540

__________________________________________________

EnSync, Inc.
(Exact name of registrant as specified in its charter)

__________________________________________________

Wisconsin	39-1987014
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

N93 W14475 Whittaker Way Menomonee Falls, Wisconsin	53051
(Address of principal executive offices)	(Zip Code)

(262) 253-9800
(Registrant’s telephone number, including area code)

__________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NYSE MKT

Securities registered pursuant to Section 12(g) of the Act: None

__________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☑   No ☐

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the last sales price on December 31, 2014, which was the last business day of the registrant's most recently completed second fiscal quarter, was $14,843,314.

The number of shares of the registrant’s Common Stock outstanding as of September 28, 2015 was 47,129,334.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2015.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ENSYNC, INC.
2015 FORM 10-K ANNUAL REPORT

Forward-Looking Statements

The following discussion should be read in conjunction with our accompanying Consolidated Financial Statements and Notes thereto included within this Annual Report on Form 10-K.  In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information.  In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will” and “would” or similar words.  We believe that it is important to communicate our future expectations to our investors.  However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: our historical and anticipated future operation losses; our ability to raise the necessary capital to fund our operations and the risk of dilution to shareholders from capital raising transactions; our stock price volatility and trading volume; the competiveness of the industry in which we compete; our ability to successfully commercialize new products, including our Matrix TM Energy Management and Agile TM Hybrid Storage Systems; our ability to lower our costs and increase our margins; the failure of our products to perform as planned; our ability to build quality and reliable products and market perception of our products; our ability to grow rapidly while successfully managing our growth; our ability to maintain our current and establish new strategic partnerships; our dependence on sole source and limited source suppliers; our product and customer concentration and lack of revenue diversification; SPI’s ability to influence key decision making and potential to acquire complete control; our ability to enforce our agreements in Asia; our ability to retain our managerial personnel and to attract additional personnel; our ability to manage our international operations; the length and variability of our sales cycle; our increased emphasis on larger and more complex system solutions; our lack of experience in the power purchase agreement business; our reliance of third-party suppliers and contractors when developing and constructing systems for our PPA business; our ability to protect our intellectual property and the risk we may infringe on the intellectual property of others; future acquisitions could disrupt our business and dilute our stockholders; and other risks and uncertainties discussed under Item 1A. Risk Factors.  Readers should not place undue reliance on our forward-looking statements.  These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance.  Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

Item 1. BUSINESS

EnSync, Inc. and its subsidiaries (“EnSync,” “we,” “us,” “our,” or the “Company”) develop, license, and manufacture innovative energy management systems solutions serving the utility, commercial and industrial (“C&I”) building, utility, and off-grid markets.  Incorporated in 1998, EnSync is headquartered in Menomonee Falls, Wisconsin, USA, with offices in San Francisco, California, Honolulu, Hawaii, Shanghai, China and Perth, Western Australia.  In August 2015, we changed our corporate name from ZBB Energy Corporation to EnSync, Inc., and we regularly use the name EnSync Energy Systems for marketing and branding purposes.

EnSync develops and commercializes application solutions for advanced energy management systems critical to the transition from a “coal-centric economy” to one reliant on renewable energy sources.  EnSync synchronizes conventional utility, distributed generation and storage assets to seamlessly ensure the least expensive and most reliable electricity available, thus enabling the future of energy networks.

Today there are generally three sources of electricity, particularly for behind-the-meter applications: conventional generation, generation from renewables and energy storage.

On their own, each of these sources can be limiting due to various factors such as cost, availability, resiliency and environmental impact.  In a model environment, these disparate sources work in a synchronized manner, all three continually prioritized and optimized to always deliver the least expensive and most reliable electricity.

However, the conventional approach of power electronics provides limited capability in terms of optimization, efficiency, scalability, and the ability to accommodate ever-changing and evolving applications and policies.  Essentially with a “stick-built” environment, the conventional inverter approach is inherently inflexible in what is now a dynamic world of electricity generation and load management.

Further complicating the realization of the model environment is that a “one size fits all” approach to energy storage has been the norm, relying on single-storage technology for both power and energy applications.  The perfect battery does not exist, and forcing one type of storage technology to attempt a variety of both power and energy applications is limiting and costly.

EnSync’s energy management systems enable comprehensive functionality and provide for numerous applications that do away with limitations of conventional power electronics.  EnSync’s energy management systems are being developed to provide:

•	active energy synchronization for any or all DC and AC inputs and outputs;

•	prioritization and optimization of all generating assets without system controllers and complex algorithms;

•	management of every power and energy storage application and asset in simultaneous operation; and

•	modular, scalable, efficient and “future proof” energy management as a 20-year asset.

Our energy storage system expertise enables us to design and deploy customized systems using whatever storage technology is most effective and economical for the specific needs of the customer and application, including applications where the optimum solution utilizes multiple storage technologies in a hybrid configuration.  EnSync recently released the Matrix™ Energy Management System, a technology that makes it very easy to create hybrid systems by effectively “auto-segregating” power and energy applications, and pulling from the optimal battery technology to do the job without the complexity of a central control system; a highly complicated task accomplished simply and cost-effectively.

These capabilities provide the opportunity to rethink how we source electricity and monetize distributed generation and storage assets.

The macro ability to leverage the optimal use of electricity from the grid, renewables and storage is itself powerful; the ability to monetize numerous applications behind the meter provides the micro level ability to leverage almost any combination of known applications, including supply response, time-of-use, frequency regulation and back-up power.

Hybrid power and energy storage is the best way to optimize both power and energy applications, and an enabling energy management system distills all of the complexity to a simple means of creating cash behind the meter.

There is definitive movement towards the increasing complexity of applications and greater integration of functionality in order to solve more issues, while providing even higher value.  We believe this trend will accelerate over the next four to five years.

We believe our energy management solutions are a significant improvement over conventional, static, 20-year asset that cannot accommodate the dynamic evolution of rate structures, programs and capabilities.  We believe our solution will allow our customers to future-proof a building with an energy management system that is flexible and scalable by simply adding drawers to a cabinet, and each drawer designated as photovoltaics (“PV”), DC lighting, a diesel generator or storage, to list a few options.  Hot swappable, drawer-based architecture similar to that of a rack mount server, should allow optimal uptime and reliability.

In some environments, such as remote micro grids, diesel generators could play the role of conventional generation.  All of the aforementioned synchronization capabilities apply here as well, and even allow for the optimization of the diesel generation by eliminating inefficient load following by simply running the generators only at optimal efficiency to charge the batteries.

EnSync is excited about the industry shift to comprehensive energy management for behind-the-meter applications.  We believe firmly that synchronization of disparate generating assets for the purpose of power and energy through state-of-the-art energy management systems is opening up numerous possibilities, as well as markets, for owners and operators of buildings, utilities, and micro grids.

Our goal at EnSync is to deliver the ability to lower the cost of electricity, create a more resilient grid infrastructure, prompt economic markets to leverage distributed assets and bring power to remote locales not served by traditional grid power.

Target Markets

EnSync’s energy management systems, storage technologies and power quality products target a variety of applications in three primary markets: (1) Commercial & Industrial (“C&I”) Buildings, Multi-tenant Buildings and Communities; (2) Utility Grid Power Distribution; and (3) Microgrids.  We believe our solutions will enable utilities to reduce construction of under-utilized “peak” power generating plants and incorporate more renewable energy generating assets into the grid.  EnSync’s ability to provide modular and configurable power control and storage solutions can be tailored to meet a variety of needs, whether it be shifting energy from low rate to high rate periods, or enabling complete grid independence.

Commercial & Industrial Buildings, Multi-Tenant Structures and Communities

EnSync offers a revolutionary energy synchronization system which we believe enables a dramatic reduction in the cost of electricity and increases the financial returns of distributed generation systems in the C&I market.  Commercial and industrial buildings have become a major opportunity for distributed generation assets to create "net zero" buildings, and provide utilities with sources of energy in critical peak or critical load situations.  We believe we are the only company today that can provide complete C&I building energy storage and energy management systems that unlock opportunities to generate income today, as well as "future proof" the building for any additional applications and requirements that are realized throughout the life of the asset.  This includes energy management and hybrid energy storage systems.

For the C&I market, EnSync has introduced Matrix and Agile Hybrid systems engineered to:

•	enable distributed intelligence and active control of inputs and outputs inside buildings;

•	allow a building to be connected to others in a micro grid;

•	provide seamless connectivity to the utility for smart export on demand and “Internet of Energy” capability; and

•	create a net-zero building and deliver cash generation opportunities.

We recently began addressing the C&I market through power purchase agreements (“PPAs”) under which we agree to provide, and the customer agrees to purchase, electricity from us at a fixed rate for a 20-year period.  Under this structure we develop and supply a system that uses our and other companies’ products and the customer receives the benefit of a low and fixed price for electricity without any upfront costs.  Because this business model requires significant capital outlays, we intend to develop a monetization strategy under which we sell the PPAs we generate to investors.

Utility Grid Power Distribution

Utilities are faced with providing cheaper, cleaner and more reliable power as we transition away from a coal-centric economy which requires increased use of renewables.  EnSync utility-scale energy storage systems are designed to improve power quality, smooth output from intermittent generating assets, help reduce emissions, defer transmission, distribution and substation upgrades, and reduce costs associated with traditional generating plants.

An integrated system that features Zinc Bromide flow battery technology can be partnered with Matrix power controls to provide for longer energy discharge applications prevalent in utility scale applications.

EnSync’s utility-scale flow batteries offer high energy density, are environmentally friendly, and are manufactured as 20-year assets.  Multiple container units can be modularly interconnected and configured with EnSync’s inverter technology to deliver an end-to-end system for quick and simple installation.  EnSync’s designs are easily transferable and portable with simple site permitting in places that can be constructed not always accessible by traditional generating sources.

Microgrids

Microgrids are localized grids that can disconnect from the traditional grid to operate autonomously and help mitigate grid disturbances to strengthen grid resilience, and can play an important role in transforming the nation’s electric grid.

Remote microgrids, in locations where utility power is not available, often use a combination of renewables, diesel generators and storage for their electricity requirements.

Resiliency, independence, environmentally friendly and cost-effective operation are key requirements for today’s microgrid environments, and we believe that EnSync is well-positioned to become the “go-to” microgrid enabling technology to deliver on these objectives.

Our Products

These are disruptive times for the power industry, and the industry must adapt to meet the challenges of a grid built on old technology and inefficient transmission and distribution.  With an abundance of renewable energy generation being realized in various domestic and international locations, problems utilizing power from renewables persist because the grid network cannot effectively utilize the additional and inherently variable generation propensity of renewables.  The grid today simply is not designed to accommodate such influxes and its intrinsic variability.  Additionally, peak demand is often not realized during periods of maximum wind or sun, leading to a condition where overbuilding of heavily under-utilized generation capacity is required to meet the load during the highest usage periods of the day.  Energy storage systems that are capable of long discharge can shift significant amounts of energy from relatively lower demand to higher demand periods, reducing the need for build-out of low utilization “peak power” generation.

EnSync products are designed to address the increasingly overtaxed grid networks throughout the world by enabling variable power generation from renewable sources to be introduced in large amounts in an economical, clean and reliable manner, improving the quality of life for an energy hungry population.

EnSync products have also been instrumental in enabling breakthroughs in distributed energy and micro-grid deployment in grid interactive or completely off-grid applications.  From island power installations in the Pacific region to remote off-grid power for military use and diesel displacement for back-up power for buildings and facilities in Hawaii, EnSync’s advanced energy storage and power control systems deliver highly effective solutions for a variety of needs.

Matrix™ Energy Management System

The Matrix Energy Management System is breakthrough technology as a “behind the meter” energy control system targeted specifically at the commercial, industrial and multi-tenant building markets.  Matrix utilizes EnSync’s patented “Auto-Sync” DC-Bus Modular Controls that enable simple integration of all AC and DC system inputs, and automatically routes the generated electricity in the most efficient and cost-effective manner, in or out of the building.  Matrix is modular and configurable, designed to meet the building owner’s needs today, as well as providing a “future proof” solution for potential applications tomorrow.  Matrix enables complete distributed generation asset-to-utility communication for “smart export” and is able to be clustered in a secure network as a set of assets that enable real-time spot market electricity sales.  Serviceability is simple with “hot swappable” drawers that can be replaced without taking the entire distributed generation system off line.  DC-DC, DC-AC, and AC-DC transformers and communications drawers are all configurable to the same universal architecture in either single or multiple Matrix cabinets.

The full UL certification process of the Matrix system is well underway.  This includes all individual medium power modules in the Matrix portfolio as well as the comprehensive modular integration for any combination of modularity, making the Matrix a fully configurable UL certified system for the commercial and industrial markets as well as distributed assets in the Electrical Utility market.  As the Matrix is considered a “platform”, it has a roadmap for incorporation of features, functionality, capabilities and higher power ratings, whether created organically or from third parties.  With basic DC-DC and DC-AC power conversion capability complete, the efforts ahead are on execution of the platform roadmap.

Advanced Energy Storage Products

The Agile Hybrid Storage System is forward-looking technology that seamlessly combines a variety of storage units to meet a breadth of applications.  EnSync’s Agile Hybrid Series is an energy storage system optimized specifically for high performance, safety, longevity and ability to deliver both power and energy for all available behind-the-meter applications in commercial, industrial, multi-tenant and resort buildings.

The Agile Hybrid Series features EnSync’s flow battery which recently achieved third-party certification from a leading, globally-recognized test facility in China that validated the battery achieved performance at or beyond design and company specifications.  Along with our flow battery, the Agile Hybrid integrates complementary storage technology best suited for the balance of applications, which is often Lithium-ion batteries because it marries well with renewable firming and other short-discharge, high-power applications.  Highlights of the Agile Hybrid Storage System include:

•
Power and energy applications in one integrated platform - power applications: PV ramp, frequency regulation, power quality - energy applications: demand response, rate shifting, critical back-up power;

•	Configurable for any building, any application requiring discharge time from seconds to greater than 8 hours;

•	Controlled via a patented “Auto-Sync” DC-Bus;

•	High power, frequent cycling applications served by best-in-class Li-ion chemistry;

•	Li-ion is managed within its optimum operating range for extended life;

•	Hybridized solution with the potential to unlock additional value streams;

•	Long duration, deep discharge applications met with 4th generation zinc bromide flow chemistry;

•	System optimized for high performance, safety and longevity;

•	Modular and scalable to meet requirements for a wide variety of applications and locations; and

•	Field proven ability to perform in diverse operating environments.

Agile Hybrid Large-Format Storage

The Agile Hybrid Large-Format Storage System delivers all of the advantages of the smaller format described above, but in a larger format for larger scale applications.  Highlights of the large-format system include:

•	Operates as a self-contained, 480VAC interconnected container, designed for drop and deploy in larger scale C&I installations;

•	Modular and can be interconnected on the AC for larger installations;

•	The system includes a 450 kWh zinc bromide flow battery, 160kWh Li-ion battery, 250kW 480VAC inverter and inputs for PV, wind or alternate power inputs;

•	The communications and control interface is designed for easy integration into C&I level Building Management Systems or utility integrated control through SCADA;

•
Internally, all components are interconnected on a 725-820VDC bus using the patented EnSync integration platform to provide real-time control and millisecond level electrical response to variable loads and intermittent renewable power; and

•
The on-board module controller is capable of hybrid battery control logic, which instantly dispatches rapid power response to the Li-ions and energy response to the flow battery providing maximum system efficiency, reliability and monetization options.

EnSync Utility Scale Flow Battery

Primarily for utility scale applications, EnSync offers a 945kWh, 0-465kW zinc bromide flow battery module, designed for interconnection via a 725-820 VDC bus to other system containers that provide options to include additional flow batteries, Li-ion or other battery types for hybridization, power electronics for integration of PV or other generating assets and inverter modules that lead to the desired VAC interconnection.

This product is designed to be more flexible than the basic large format in its configuration and engineered to be deployed in larger applications.  The communications and control are facilitated at the utility level, and the EnSync patented hybrid control and DC integration logic is incorporated just as it is in the large format hybrid.

Power Quality - GridStrong™ Distribution Grid Control

As a natural extension of our proven EnSync power electronics platform, we have engineered GridStrong technology to improve power quality, integrate Conservation Voltage Reduction (“CVR”) and improve Volt/Var Optimization (“VVO”) at “edge of the grid” distribution networks.  With the ever-increasing deployment of smart meters, and penetration of distributed renewables, utilities require better control of their distribution system.

GridStrong technology supplies the aforementioned benefits, and offers a smart meter function to provide the utility with real time feedback, insight and high resolution of local events.  This capability can be integrated into the existing customer supervisory control and data acquisition (“SCADA”) telemetry, or as a stand-alone software solution such as VVO or CVR.  The GridStrong technology can be controlled by a central command in various operation modes and with a local autonomous control, allowing multiple systems to be deployed in a common area without issue.

Strategic Partners

We continue to utilize strategic partners to maximize our speed to market with solutions, augment our capabilities and expand our global presence.  EnSync has formalized and is executing on joint development and joint venture agreements in South Korea and China, and we will continue to evolve strategic relationships in geographic markets that offer rapid and substantial growth opportunities.  These strategic partners offer numerous benefits, such as market entry and penetration, low-cost manufacturing, financial consideration, technical complement, government relationships and integration as well as support services.

Our product licensing and development agreements with Lotte Chemical in South Korea have enabled us to fund development programs and significantly reduce our development cycle time.  Meineng Energy, our China joint venture, has enabled us to expand our production in a low cost region, in addition to significantly increasing our post-prototype test and characterization capability.  Both partners have spread the EnSync brand to their respective regions.  Additionally, in July 2015 we entered into a strategic partnership with Solar Power, Inc.  In addition to receiving significant investment capital from Solar Power, Inc. (“SPI”), we also entered into a Supply Agreement under which we expect to sell products and related services with an aggregated total of at least 40 megawatt of energy storage over the course of the next four years.

Competition

As discussed elsewhere in this Business section of this Annual Report on Form 10-K, we believe our technologies and products provide us with certain competitive advantages in the markets we serve.  However, even with these advantages, the market for renewable energy products and services is intensely competitive and continually impacted by evolving industry standards, rapid price changes and product obsolescence.  Our competitors include many domestic and foreign companies, most of which have substantially greater financial, marketing, personnel and other resources than we do.  Although we believe that the advantages described above and elsewhere in this Business section of this Annual Report on Form 10-K position us well to be competitive in our industry, as a small company, we are and will continue to be at a competitive disadvantage to most of our competitors, particularly for large utility contracts.

Intellectual Property

Our market position, in part, depends on our Intellectual Property (“IP”) portfolio and our ability to obtain and maintain intellectual property protection for our products, processes, technology and know-how.  We seek to protect our IP by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and conduct of our business.  We also rely on trademarks, trade secrets, know-how and continuing technological innovation to evolve and secure our proprietary position.  When it is determined that a trade secret is the most prudent approach to IP protection,  we employ confidentiality agreements with our employees, customers, prospective customers, consultants, advisors, contractors or any other entity requiring knowledge of our IP for technology development or business development reasons.

We continue to have domestic and international patents issued on our power and energy control architecture known as the “Auto-Sync” modular DC-Bus, which is utilized in our new Matrix Energy Management System and our legacy EnerSection family of products.  Most recently, the original patent was issued in the European Union.  We have received an additional patent, the original “Auto-Sync” patent, in the US, with patents pending internationally.  Additionally, we have multiple patents pending on power conversion control concepts domestically and internationally related to renewable energy optimization.  We have filed for multiple patents in areas of energy storage technology and applications and control technologies, both domestically and internationally.  Our filings are intended to further our differentiation, as our ability to control complex functions in simple and economical ways is unique.  Areas such as hybridized storage technologies and concurrent control of multiple applications without the requirement for complicated control schemes are breakthroughs for the commercial and industrial building market, and are foundational to our Agile Hybrid Energy Storage and Matrix Energy Management System products that were introduced at the end of fiscal year 2015.  EnSync also continues to do basic research on materials and chemistries for energy storage.  This is an area where know-how, in addition to IP, is critical.

EnSync views the “Internet of Energy” as a key developing market.  We have critical building blocks that can enable efficient and economic deployment and control of distributed generation and storage assets throughout the grid network, delivering high value to both utility as well as distributed generation asset owners.  EnSync’s control expertise and ability to leverage third-party data will be an enabling capability for a future where spot market buying and selling of electricity between asset owners and the utility is realized.  We will continue to invest in the development of our control and communication technologies to that end, which we believe will allow EnSync to be the “hub” through which electricity and communication between the generating assets and the utility passes.

We use trademarks on some of our products and systems, and have added registration of our “Auto-Sync” DC-Bus, Matrix, Agile, GridStrong and other roadmap products this year in the United States and internationally.

Advanced Engineering and Development

Our key advanced engineering initiatives and achievements are:

•	Completion of the next generation zinc bromide flow battery product – Agile Flow, with successful 3rd party validation at the top grid product test and certification facility in China.

•	Completion of zinc bromide/Li-ion Hybrid energy storage platform – Agile Hybrid.

•	Completion of the next generation of power electronics platform – Matrix Energy Management System.

•	Completion of the next generation of dynamic var compensator – GridStrong.

•	Design and development our utility scale flow battery products, including the Lotte 500kWh product.

•	Development of a control and communication platform to link the distributed generation assets to the utility, a key enabler of the “Internet of Energy”.

•	Design and development of the High Power version of the Matrix Energy Management System targeted for utility scale markets.

•
Design and development of a high power, zinc bromide/Li-ion/Matrix integrated system incorporating PV and other renewable and advanced energy generation capability into a single large format modular system.

The goal of these initiatives is to deliver differentiated product and service solutions that enable the massive expansion of renewable energy generation.

Our advanced engineering and development expense and cost of engineering and development revenues totaled approximately $6.7 million and $5.5 million in the years ended June 30, 2015 and June 30, 2014, respectively.  We also had engineering and development revenues of approximately $771,000 and $1.3 million in the years ended June 30, 2015 and June 30, 2014, respectively.

Employees

EnSync currently has a total of 59 full-time employees in the United States and China.  We expect staffing numbers to increase as our business grows in accordance with our business expansion plans.

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file or furnish to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as any amendments to any of those reports are available free of charge on or through our website as soon as reasonably practicable after we file them with or furnish them to the SEC electronically.  Our website is located at www.ensync.com.  In addition, you may receive a copy of any of our reports free of charge by contacting our Investor Relations department at our corporate headquarters.

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

For the fiscal year ended June 30, 2015, we had revenues of $1,763,510.  During this period, we had a net loss of $12,885,807 after deducting the net loss attributable to the noncontrolling interest.  There can be no assurance that we will have income from operations or net income in the future.  As of June 30, 2015 we had an accumulated deficit of $102,674,048.  As discussed in our financial statements our significant operating losses and operating cash flow deficits raise doubt about our ability to continue as a going concern.  We anticipate that we will continue to incur losses and operating cash flow deficits until we can produce and sell, if ever, a sufficient number of our systems to be profitable.  However, we cannot predict when we will operate profitably, if ever.  Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We may require a substantial amount of additional funds to finance our capital requirements and the growth of our business, and we may not be able to raise a sufficient amount of funds, or be able to do so on terms favorable to us and our stockholders, or at all.

We have incurred losses since our inception in 1998 and expect to continue to incur losses until we are able to significantly grow our revenues.  Accordingly we may need additional financing to remain in operation and to maintain and expand our business, and such financing may not be available on favorable terms, if at all.  In the event that we issue any additional equity securities, investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  Further, any such issuance may result in a change in control.

If we are unable to obtain the necessary funds on acceptable terms, we may not be able to:

•	execute our growth plan;

•	take advantage of future opportunities;

•	respond to customers and competition; or

•	remain in operation.

We may issue debt and/or senior equity securities in the future which would be senior to our common stock upon liquidation.  Upon liquidation, holders of our debt securities, senior equity securities and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock.  As a result of the significant number of convertible preferred shares outstanding, our common stockholders may receive nothing in the case of a liquidation event.

Our stock price could be volatile and our trading volume may fluctuate substantially.

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.40 to a high of $30.00 since June 18, 2007, the first day our stock was traded on the NYSE MKT.  Many factors could have a significant impact on the future price of our common stock, including:

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

For the three-month period ended June 30, 2015, the daily trading volume for shares of our common stock ranged from 59,000 to 4,224,300 shares traded per day, and the average daily trading volume during such three-month period was 446,018 shares traded per day.  Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

SPI could sell or transfer a substantial number of shares of our common stock, which could depress the price of our securities or result in a change in control of the Company.

SPI currently holds 8,000,000 shares of our common stock and convertible preferred stock and a warrant that, assuming full conversion and exercise, would result in the ownership by SPI of an additional 92,000,600 shares of our common stock.  SPI has no contractual restrictions on its ability to sell or transfer our common stock on the open market, in privately negotiated transactions or otherwise, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of the Company to a third party.  Sales by SPI of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

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

Our ability to achieve significant revenue growth will be dependent on the successful commercialization of our new products, including our Agile Hybrid Storage System and Matrix Energy Management System.

We anticipate that a substantial majority of our revenue in fiscal year 2016 will come from new products, including our Agile Hybrid Storage System and Matrix Energy Management System.  If these new products do not meet with market acceptance, our business, financial condition and results of operations will be adversely affected.  A number of factors may affect the market acceptance of our new products, including, among others:

•	the price of our products relative to other products either currently available or subsequently introduced;

•	the perception by potential customers and strategic partners of the effectiveness of our products for their intended purposes;

•	our ability to fund our manufacturing, sales and marketing efforts; and

•	the effectiveness of our sales and marketing efforts.

Our products are and will be sold in new and rapidly evolving markets.  As such, we cannot accurately predict the extent to which demand for these products will increase, if at all.  We do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to allow our business to grow.  To succeed, demand for our products must increase significantly in existing markets, and there must be strong demand for products that we introduce in the future.  The commercial success of our new products is also dependent on the design and development of an efficient and cost effective means to integrate such products into existing electrical systems.

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

We have developed a portfolio of new products.  The failure of our products to perform as planned could result in increased costs, lower margins and harm to our reputation which could have a material adverse effect on our business and financial results.  For example a substantial majority of our revenue in recent periods came from our third generation ZBB EnerStore zinc bromide flow battery and ZBB EnerSection power and energy control center; as we initially reported in August, 2014, subsequent to commercialization, installation and commissioning of units in the field we garnered meaningful insights that resulted in system design modifications and other general upgrades that improved performance, efficiency, and reliability.  In the interest of enhancing customer satisfaction and market reputation, in the fourth quarter of fiscal 2014 we launched an initiative to implement these improvements at certain locations of our installed base over fiscal 2015.  As a result of this initiative, results of operations for the quarter ended June 30, 2014 included a charge of $1.8 million.

We need to continue to improve the performance of our products to meet future requirements and competitive pressures.

We need to continue to improve various aspects of our technology as we move forward with larger scale production and new applications of our products.  For example, through our collaboration with Lotte Chemical Corporation we are currently working to develop a 500kWh version of our zinc bromide battery.  Our products are complex and there can be no assurance our development efforts will be successful.  Future developments and competition may reveal additional technical issues that are not currently recognized as obstacles.  If we cannot continue to improve the performance of our products in a timely manner, we may be forced to redesign or delay large scale production or possibly abandon our product development efforts altogether.

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

In order to successfully grow our revenues and become profitable as well as meet the target set forth in our Supply Agreement with SPI, we will need to grow rapidly.  If we fail to effectively manage this growth, our business could be adversely affected.  Rapid growth will place significant demands on our management, operational and financial infrastructure.  If we do not effectively manage our growth, we may fail to timely deliver products to our customers in sufficient volume or the quality of our products could suffer, which could negatively affect our operating results.  To effectively manage this growth, we will need to hire additional personnel, and we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures.  As we move forward in commercializing our new products, we will also need to effectively manage our manufacturing and marketing needs, which represent new areas of oversight for us.  These additional employees, systems enhancements and improvements will require significant capital expenditures and management resources.  Failure to successfully implement these improvements could hurt our ability to manage our growth and our financial position.

Our relationships with our strategic partners may not be successful, and we may not be successful in establishing additional partnerships, which could adversely affect our ability to commercialize our products and services.

An important element of our business strategy is to enter into strategic partnerships with partners who can assist us in achieving our business goals.  We are currently a party to several strategic partnership arrangements and any disruption in these collaborations could be detrimental to our business.  The most significant of these strategic partnerships is our partnership with SPI.  We expect to seek additional collaborators or strategic partners due to the expense, effort and expertise required to develop market and commercialize our products and our limited resources, but we may not be successful in our efforts to establish additional strategic partnerships and arrangements.  If our strategic partners do not satisfy their obligations to us, we are unable to meet our strategic partners’ expectations and demands or we are unable to reach agreements with additional suitable strategic partners, we may fail to meet our business objectives for the commercialization of our products.  The terms of any additional strategic partnerships or other arrangements that we establish may not be favorable to us.  Our inability to successfully implement strategic partnerships and arrangements could adversely affect our business, financial condition and results of operations.

We expect that a significant portion of our sales will be to a single customer.

On July 13, 2015, in connection with the closing of the transaction between the Company and SPI, we entered into a Supply Agreement with SPI pursuant to which we agreed to provide SPI with Products and related Services (each as defined in the Supply Agreement) that have an aggregated total of at least 40 megawatt of energy storage rated power output prior to the 48-month anniversary of the date of the Supply Agreement with certain lower megawatt thresholds being required to be met at the 12-month, 24-month and 36-month anniversaries of the Supply Agreement.  While we are continually seeking to expand our customer base, we anticipate that orders under the Supply Agreement will comprise a very significant portion of our sales through at least fiscal 2019.  This arrangement makes us significantly dependent on SPI.  Any decline in the anticipated orders from SPI or the failure of SPI to satisfy its obligations under the Supply Agreement could have an adverse impact on our business, financial condition and results of operations.  Our future success is dependent upon the anticipated purchases by SPI.  In addition, our dependence on our strategic partnership with SPI exposes us to numerous other risks, including: (i) a slowdown or delay in SPI’s deployment of our products could significantly reduce demand for our products; (ii) current or future economic conditions could negatively affect SPI and cause them to significantly reduce operations, or file for bankruptcy; and (iii) concentration of accounts receivable credit risk, which could have a material adverse effect on our liquidity and financial condition if SPI declared bankruptcy or delayed payments due under the Supply Agreement.  Finally, if we are unable to meet our obligations to SPI under the Supply Agreement, SPI may terminate the agreement which would have a material adverse impact on our business, financial condition and results of operations.

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

To date, we have achieved only very limited production of our energy storage systems and have no experience manufacturing our products on a large-scale basis.  In connection with our strategic partnership with SPI, we will have to increase our production of products significantly and rapidly.  We believe our current facilities in Menomonee Falls, Wisconsin, are sufficient to allow us to significantly increase production of our products.  However, there can be no assurance that our current facilities, even if operating at full capacity, will be adequate to enable us to produce the energy storage systems in sufficient quantities to meet potential future orders, including orders we anticipate receiving under the Supply Agreement with SPI.  Our inability to manufacture a sufficient number of units on a timely basis would have a material adverse effect on our business prospects, strategic partner relationships, financial condition and results of operations.  In addition, even if we are able to meet production requirements, we may not be able to achieve margins that enable us to become profitable.

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

SPI has significant influence over key decision making and may ultimately acquire complete control of the Company.

On July 13, 2015, in connection with the closing of the transaction between the Company and SPI, we issued SPI 8,000,000 shares of our common stock and convertible preferred stock and a warrant that, assuming full conversion and exercise, would result in the ownership by SPI of an additional 92,000,600 shares of our common stock.  SPI’s 8,000,000 common shares represent approximately 17% of the outstanding common stock of the Company and, as a result, it may have the ability to exert influence over the outcome of matters submitted to our shareholders for approval.  Additionally, the certificate designations, preferences, rights and limitations of SPI’s convertible preferred stock allow it to vote on an as-converted basis on amendments to the Company’s Articles of Incorporation and Bylaws.  Assuming the full conversion of SPI’s convertible preferred stock (and that no other shares of common stock are issued pursuant to the exercise or conversion of outstanding derivative securities or otherwise), it would own greater than a majority of the outstanding common stock and would have the ability to exert complete control of the Company.  As a shareholder, SPI is entitled to vote its shares in its own interest, which may not always be in the interests of our shareholders generally.

Additionally, the Company is party to a Governance Agreement with SPI (the “Governance Agreement”).  Under the Governance Agreement, SPI is entitled to nominate one director to our board of directors for so long as SPI holds at least 10,000 convertible preferred shares or 25 million shares of common stock or common stock equivalents (the “Requisite Shares”).  Additionally, for so long as SPI holds the Requisite Shares (1) following the time at which the Series C-2 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of two directors and (2) following the time at which the Series C-3 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of three directors.  The more representation that SPI gets on our board of directors, the more it will be able to influence the direction of the Company.

The Governance Agreement also provides that for so long as SPI holds the Requisite Shares, we will not take certain actions without the affirmative vote of SPI, including the following: (a) change the number or manner of appointment of the directors on the board; (b) other than in the ordinary course of conducting the Company’s business, cause the incurrence, issuance, assumption, guarantee or refinancing of any debt if the aggregate amount of such debt and all other outstanding debt of the Company exceeds $10 million; (c) cause the acquisition of an interest in any entity or the acquisition of a substantial portion of the assets or business of any entity or any division or line of business thereof or any other acquisition of material assets, in any such case where the consideration paid exceeds $2 million, or cause the Company to engage in certain other Fundamental Transactions (as defined in the certificate of designation of preferences, rights and limitations of the Series C Convertible Preferred Stock); (d) cause the entering into by the Company of any agreement, arrangement or transaction with an affiliate that calls for aggregate payments (other than payment of salary, bonus or reimbursement of reasonable expenses) in excess of $120,000; (e) cause the commitment to capital expenditures in excess of $7 million during any fiscal year; (f) cause the selection or replacement of our auditors; (g) enter into of any partnership, consortium, joint venture or other similar enterprise involving the payment, contribution, or assignment by the Company or to the Company of money or assets greater than $5 million; (h) amend or otherwise change our Articles of Incorporation or by-laws or equivalent organizational documents of the Company or any subsidiary in any manner that materially and adversely affects any rights of SPI; or (i) grant, issue or sell any equity securities (with certain limited exceptions).  These veto rights provide SPI with significant influence over the Company’s operations and strategy.  SPI may choose to exert its influence in a manner that is not in the best interests of our general shareholders.

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

The Joint Venture has (1) an exclusive royalty-free license to manufacture and distribute our third generation ZBB EnerStore zinc bromide flow battery and any other zinc bromide flow battery product developed internally by us based on the V3 EnerStore, ranging from 50kWh – 500kWh module design, and ZBB EnerSection power and energy control center (up to 250KW) (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.  Although the Joint Venture partners are contractually restricted from using our intellectual property outside of the Joint Venture, there is always a general risk associated with sharing intellectual property with third parties and the possibility that such information may be used and shared without our consent.  Moreover, China laws that protect intellectual property rights are not as developed and favorable to the owner of such rights as are U.S. laws.  If any of our intellectual property rights are used or shared without our approval in China, we may have difficulty in prosecuting our claim in an expeditious and effective manner.  Difficulties or delays in enforcing our intellectual property rights could have a material adverse effect on our business and prospects.

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

The sales cycle for our products is lengthy, which makes it difficult for us to accurately forecast revenue in a given period, and may cause revenue and operating results to vary significantly from period to period.  Some potential customers for our products typically need to commit significant time and resources to evaluate the technology used in our products and their decision to purchase our products may be further limited by budgetary constraints and numerous layers of internal review and approval, which are beyond our control.  We spend substantial time and effort assisting potential customers in evaluating our products, including providing demonstrations and validation.  Even after initial approval by appropriate decision makers, the negotiation and documentation processes for the actual adoption of our products can be lengthy.  As a result of these factors, based on our experience to date, our sales cycle, the time from initial contact with a prospective customer to routine commercial utilization of our products, has varied and can sometimes be several months or longer, which has made it difficult for us to accurately project revenues and other operating results.  We expect that sales of power purchase agreements we enter into will also be uneven from quarter to quarter due to the need to group such agreements together for sale as well as other factors.  As a result, our financial results may fluctuate on a quarterly basis which may adversely affect the price of our common stock.

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

We recently entered into our first power purchase agreement (“PPA”) which represents a new business for us.  We have very limited experience in the PPA business, which is very complex, and there can be no assurance that we will be able to successfully develop such business.

We recently entered into our first power purchase agreement (“PPA”) which represents a new business for us.  We plan to continue to develop the PPA portion of our business and given our limited experience and the complex nature of this business we may encounter difficulties in doing so.  When we enter into a PPA we agree to provide electricity to our customer at a fixed rate for a fixed period of time (typically 20 years).  To satisfy our obligations under the PPA we need to develop a system that includes power generation capability (typically PV), and an energy management system and may also include energy storage.  The development and construction of these systems can require long periods of time and substantial initial capital investments, and there are significant risks related to the development of such systems, including potential technical difficulties and regulatory difficulties, including obtaining necessary permits.  There can be no assurance that we will be able to overcome these risks as we develop our PPA business.  In light of the long-term nature of PPAs and the significant capital requirements associated with them, we plan to sell them to third parties rather than hold them for their full terms.  The sale of PPAs is a complex endeavor that is impacted by a variety of factors including interest rates, the availability of tax and other incentives, the perceived reliability and bankability of the system and other market forces beyond our control.  Even if we are able to sell our PPAs, we may retain significant exposure following the sale due to our keeping an ownership interest or because we warranty the related system or otherwise retain maintenance responsibility.  Our inability to sell our PPAs on acceptable terms, or at all, could have a material adverse effect on our financial condition and results of operations.  We have very limited experience in the PPA business, and there can be no assurance that we will be able to successfully develop such business.

We expect to rely on third-party suppliers and contractors when developing and constructing systems for our PPA business.

We expect to source the components of systems deployed in our PPA business from a wide selection of third-party suppliers and engage third-party contractors for the construction of the systems.  We expect to enter into contracts with our suppliers and contractors on a project-by-project basis rather than maintaining long-term contracts with our suppliers or contractors.  Therefore, we expect to be exposed to price fluctuations with respect to the components sourced from our suppliers and the construction services procured from our contractors.  Increases in the prices of system components, decreases in their availability, fluctuations in construction, labor and installation costs, or changes in the terms of our relationship with our suppliers and contractors may increase the cost of procuring equipment and engaging contractors and hence materially adversely affect our financial condition and results of operations.

Furthermore, the delivery of defective products or products or construction services by our suppliers or contractors which are otherwise not in compliance with contract specifications, or the late supply of products or construction services, may cause construction delays or solar power systems that fail to adhere to our quality and safety standards, which could have a material adverse effect on our business, results of operations, financial condition and cash flow.

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

Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

Retail sales of electricity by non-utilities, such as us, face regulatory hurdles in some states and jurisdictions, including states and jurisdictions that we intend to enter where the laws and regulatory policies have not historically embraced competition to the service provided by the incumbent, vertically integrated electric utility.  Some of the principal challenges pertain to whether non-customer owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated significant cost savings.  Furthermore, in some states and utility territories third parties are limited in the way that they may deliver solar to their customers.  In jurisdictions such as Arizona, Florida, Georgia, Kentucky, North Carolina and Utah and in Los Angeles, California, laws have been interpreted to prohibit the sale of electricity pursuant to our standard power purchase agreement, in some cases, leading residential solar energy system providers to use leases in lieu of power purchase agreements.  Changes in law, reductions in, eliminations of or additional application requirements for, these benefits could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

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

We have never declared or paid cash dividends on our common stock.  We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends.  Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.  Additionally, so long as any shares of our preferred stock our outstanding, we are prohibited from paying dividends on our common stock.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

Wisconsin U.S.A. Properties

The Company’s headquarters is located at N93 W14475 Whittaker Way, Menomonee Falls, Wisconsin.  The Company owns this facility which has approximately 72,000 square feet of space.

Bibra Lake, Western Australia (Leasehold)

In 2001 our Australian subsidiary moved into a new, leased, self-contained research and development facility in Bibra Lake, Western Australia after previously occupying leased laboratory and workshop facilities.  This facility also provides the engineering support for Australian and Southeast Asia sales as well as a marketing base for the Company in this region.  The current rent is $81,376 per year (A$101,568), subject to annual CPI adjustments expiring on October 31, 2016.

Item 3. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business, financial condition or results of operations.  We may, however, be subject to various claims and legal actions arising from the ordinary course of business from time to time.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company has historically traded on the NYSE MKT under the name ZBB Energy Corporation (Symbol: ZBB) since June 18, 2007.  As of August 17, 2015 the Common Stock of the Company is traded on the NYSE MKT under the name EnSync, Inc. (Symbol: ESNC).  The following table sets forth for the periods indicated the range of high and low reported sales price per share of our common stock as reported on NYSE MKT.  The share and per share information in this Form 10-K, including the following table, reflect a one-for-five reverse stock split that occurred on October 31, 2013 on a retroactive basis.

	High ($)	Low ($)
2015
Fourth Quarter	1.25	0.56
Third Quarter	0.84	0.48
Second Quarter	0.93	0.41
First Quarter	1.85	0.54
2014
Fourth Quarter	2.13	1.10
Third Quarter	4.75	0.71
Second Quarter	1.17	0.40
First Quarter	1.35	0.90

As of September 28, 2015, the Company had 766 shareholders of record.  These shareholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name.”

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Securities authorized for issuance under equity compensation plans is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2015 annual meeting of shareholders to be held on November 17, 2015 and is incorporated herein by reference.

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

OVERVIEW

EnSync, Inc. and its subsidiaries (“EnSync,” “we,” “us,” “our,” or the “Company”) develop, license, and manufacture innovative energy management systems solutions serving the commercial and industrial (“C&I”) building, utility, and off-grid markets.  Incorporated in 1998, EnSync is headquartered in Menomonee Falls, Wisconsin, USA with offices in San Francisco, California, Honolulu, Hawaii, Shanghai, China, and Perth, Western Australia.  In August 2015, we changed our corporate name from ZBB Energy Corporation to EnSync, Inc., and we regularly use the name EnSync Energy Systems for marketing and branding purposes.

EnSync develops and commercializes application solutions for advanced energy management systems critical to the transition from a “coal-centric economy” to one reliant on renewable energy sources.  EnSync synchronizes conventional utility, distributed generation and storage assets to seamlessly ensure the least expensive and most reliable electricity available, thus enabling the future of energy networks.  These advanced systems directly connect wind and solar equipment to the grid and other systems that can form various levels of micro-grids as well as power quality regulation solutions.  EnSync brings vital power control and energy storage solutions to problems caused by incorporation of increasingly pervasive renewable energy generating assets that are part of the grid power transmission and distribution network used in commercial, industrial, and multi-tenant buildings.  The Company also develops and commercializes energy management systems for off-grid applications such as island or remote power.

The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.) located in Perth, Australia, Century West PNL LLC, and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong which was formed in connection with the Company’s investment in a China joint venture.

China Joint Venture

Anhui Meineng Store Energy Co., Ltd. (“Meineng Energy”) was established in late 2011 to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China.  Meineng Energy assembles and manufactures certain of the Company’s products for sale in the power management industry on an exclusive basis in mainland China and on a non-exclusive basis in Hong Kong and Taiwan.

Our investment in Meineng Energy was made through ZBB PowerSav Holdings Limited (“Holdco”), a limited liability Hong Kong holding company, formed with PowerSav New Energy Holdings Limited.  We own 60% of Holdco’s equity interests.  We have the right to appoint a majority of the members of the Board of Directors of Holdco and Holdco has the right to appoint a majority of the members of the Board of Directors of Meineng Energy.  Our indirect interest in Meineng equals approximately 30%.

Bradley L. Hansen, our President and Chief Executive Officer has served as the Chief Executive Officer of Meineng Energy since December 2011.  Mr. Hansen owns an indirect 6% equity interest in Meineng Energy.

Pursuant to a management services agreement, Holdco will provide certain management services to Meineng Energy in exchange for a management services fee equal to five percent of Meineng Energy’s net sales for the subsequent three years, provided the payment of such fees will terminate upon Meineng Energy completing an initial public offering on a nationally recognized securities exchange.  To date, no management service fee revenues have been recognized by Holdco.

Lotte Chemical Corporation

In April 2011, we entered into a Collaboration Agreement (the “Collaboration Agreement”) with Lotte Chemical Corporation (“Lotte”), pursuant to which we collaborated with Lotte on the technical development of our third generation zinc bromide flow battery module (the “Version 3 Battery Module”).  Lotte received a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in South Korea and a non-exclusive royalty-bearing license to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.

In December 2013, we entered into a Research and Development Agreement (the “R&D Agreement”) with Lotte pursuant to which we agreed to develop and provide to Lotte a 500kWh zinc bromide flow battery system, including a zinc bromide chemical flow battery module and related software (the “Product”), on the terms and conditions set forth in the R&D Agreement (the “Project”).  The Project is scheduled to continue until December 16, 2015, unless extended by the mutual agreement of the Company and Lotte.  Subject to the satisfaction of certain specified milestones, Lotte is required to make payments to us under the R&D Agreement totaling $3,000,000 over the term of the Project.

Additionally, in December 2013, we entered into an Amended License Agreement with Lotte (the “Amended License Agreement”).  Pursuant to the Amended License Agreement, we granted to Lotte, (1) an exclusive and royalty-free limited license in South Korea to use the Company’s zinc bromide flow battery module, Zinc Bromide flow battery stack and the technical information and know how related to the intellectual property arising from the Project (collectively, the “Technology”) to manufacture or sell a zinc bromide flow battery (the “Lotte Product”) in South Korea and (2) a non-exclusive (a) royalty-free limited license for Lotte and its affiliates to use the Technology internally in all locations other than China and South Korea to manufacture the Lotte Product and (b) royalty-bearing limited license to sell the Lotte Product in all locations other than China, the United States and South Korea. Lotte is required to pay us a total license fee of $3,000,000 under the Amended License Agreement plus up to an additional $1,000,000 if certain specific milestones are successfully achieved.  In addition, Lotte is required to make ongoing royalty payments to the Company equal to a single digit percentage of Lotte’s sales of the Lotte Product outside of South Korea until December 31, 2019.  The original license fees were subject to a 16.5% non-refundable Korea withholding tax.

Solar Power, Inc.

In July 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Solar Power, Inc., a California corporation (“SPI”) pursuant to which we sold to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares (the “Purchased Common Shares”) of common stock and (ii) 28,048 shares (the “Purchased Preferred Shares”) of Series C Convertible Preferred Stock which are convertible, subject to the completion of projects under our supply agreement with SPI (as described below), into a total of up to 42,000,600 shares of Common Stock.  The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678.  The aggregate purchase price for the Purchased Preferred Shares was determined based on price of $0.6678 per common share equivalent.  Pursuant to the purchase agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the “Warrant”).

We also entered into a supply agreement with SPI pursuant to which we will sell and SPI will purchase certain products and services offered by us from time to time, including certain energy management system solutions for solar projects (the “Supply Agreement”).

The Purchased Preferred Shares were sold for $1,000 per share and are convertible at a conversion price of $0.6678 provided that (A) the first one-fourth (the “Series C-1 Preferred Stock”) of the Purchased Preferred Shares only become convertible upon the completion of five megawatts worth of solar projects in accordance with the Supply Agreement (the “Projects”), (B) the second one-fourth (the “Series C-2 Preferred Stock”) only become convertible upon the completion of 15 megawatts worth of projects, (C) the third one-fourth (the “Series C-3 Preferred Stock”) only become convertible upon the completion of 25 megawatts worth of projects, and (D) the last one-fourth (the “Series C-4 Preferred Stock”) only become convertible upon the completion of 40 megawatts worth of projects.  The Warrant represents the right to acquire 50,000,000 shares of Common Stock at an exercise price equal to $0.7346.  The Warrant only becomes exercisable upon the completion of 40 megawatts worth of Projects.

We also entered into a form of governance agreement with SPI (the “Governance Agreement”) pursuant to which SPI is entitled to nominate one director to our board of directors for so long as SPI holds at least 10,000 Purchased Preferred Shares or 25 million of Common Stock or Common Stock equivalents (the “Requisite Shares”).  Additionally, for so long as the Purchaser holds the Requisite Shares (1) following the time at which the Series C-2 Preferred Stock shall have become convertible in full, the Purchaser shall be entitled to nominate a total of two Directors to the Board and (2) following the time at which the Series C-3 Preferred Stock shall have convertible in full, the Purchaser shall be entitled to nominate a total of three directors.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 of the Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management, in applying our accounting policies, to make estimates and assumptions that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements.  On an on-going basis, management evaluates its estimates including those related to revenue recognition, inventory valuations, warranty obligations, and income taxes.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from management’s estimates.

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

Application of the accounting principles related to the measurement and recognition of revenue requires the Company to make judgments and estimates.  Even for the same product, the Company has to interpret contract terms to determine the appropriate accounting treatments.  When services, installation and training, etc. are rendered with product sales, the Company determines whether the deliverables should be treated as separate units of accounting.  When there are multiple transactions with the same customer, significant judgments are made to determine whether separate contracts are considered as part of one arrangement according to the contract’s terms and conditions.  When the installed equipment is accepted by the customer in different periods, the Company determines whether the completed project is able to be used by the customer, whether the receivable is collectible and whether revenue is recognized in stages.

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

Accrued Expenses

Accrued expenses consist of the Company’s present obligations for various expenses incurred during the period and include a reserve for estimated contract losses, other accrued expenses, and warranty obligations.  Included in accrued expenses as of June 30, 2015 is a remaining reserve of approximately $685,000 for a $1.8 million product upgrade initiative established in the fourth quarter of fiscal 2014.

Subsequent to commercialization, installation and commissioning of units in the field, the Company garnered meaningful insights that resulted in system design modifications and other general upgrades, which improved the performance, efficiency, and reliability of its systems.  In the interest of enhancing customer satisfaction, the Company launched the product upgrade initiative to implement these improvements at certain locations of its installed base through fiscal year 2016.

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

RESULTS OF OPERATIONS

Year ended June 30, 2015 compared with the year ended June 30, 2014

Revenue:

Our revenues for the years ended June 30, 2015 and June 30, 2014 were $1,763,510 and $7,851,607, respectively.  The decrease of $6,088,097 in the year ended June 30, 2015 was the result of a $2,534,445 decrease in product sales revenues, $533,652 decrease in engineering and development revenue, and a $3,000,000 decrease in licensing revenue as compared to the year ended June 30, 2014.

Costs and Expenses:

Total costs and expenses for the years ended June 30, 2015 and June 30, 2014 were $15,320,684 and $16,648,862, respectively.  This decrease of $1,328,178 in the year ended June 30, 2015 was due to the following factors:

•	$2,053,619 decrease in costs of product sales principally due to decreased product sales;

•
$61,025 increase in cost of engineering and development due to costs incurred in relation to the Lotte research and development agreement for the year ended June 30, 2015 compared to year ended June 30, 2014;

•
$1,175,238 increase in advanced engineering and development expenses due to $720,000 of higher salaries, related payroll taxes, and benefits resulting from increased headcount year over year, $497,000 paid for contract employees, and $469,000 of additional spending on project materials.  This activity was partially offset by a $315,000 decrease in advanced engineering and development activity at the Company’s Australia location;

•
$113,035 decrease in selling, general, and administrative expenses was due to decreases of $539,000 of activity completed on the product upgrade initiative that was reserved for during fiscal year 2014, $495,000 in Korean withholding tax on Lotte license revenues and $89,000 in legal fees partially offset by increases of $352,000 in wages and benefits related to increased headcount, $301,000 in recruitment fees, $178,000 of other miscellaneous general expenses, $130,000 in travel expenses and $76,000 in advertising expense; and,

•	$397,787 decrease in depreciation and amortization expense as a result of the full recognition of amortization expense of the Company’s intangible assets during the prior fiscal year.

Other Income (Expense):

Total other income (expense) for the year ended June 30, 2015 increased by $1,457,566 to income of $659,110 from an expense of $798,456 for the year ended June 30, 2014 primarily as a result of the $1,257,407 gain on investment in investee company resulting from a third-party capital investment transaction with the investee company and a $162,763 decrease in equity in loss of investee company.

On August 12, 2014, Meineng Energy received a cash investment of 20,000,000 RMB (about $3.2 million) from a third party for a post-closing valuation of $42 million.  During the year ended June 30, 2015, we recognized a $1,257,407 gain on the carrying value of our investment in Meineng Energy.  $481,870 of this gain is attributable to the noncontrolling interest, which provided a net gain of $775,537 to the Company.

Income Taxes (Benefit):

The benefit for income taxes during the year ended June 30, 2015 increased by $4,044 to $86,455 from $82,411 for the year ended June 30, 2014.  The current year benefit for income taxes was generated by a release of a reserve for an uncertain tax position related to a refundable tax credit for research and development previously received related to qualified expenditures we incurred during the year ended June 30, 2010.  The tax examination period related to the 2010 credit expired at the end of the current fiscal year.  The Company did not qualify for this credit during the year ended June 30, 2015.

Net Loss:

Our net loss for the year ended June 30, 2015 increased by $4,030,389 to $12,885,808 from the $8,855,418 net loss for the year ended June 30, 2014.  This increase in loss was primarily the result of decreased revenues.  This activity was partially offset by the recognized gain on investment in Meineng Energy as described in “Other Income (Expense)” above.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts.  Total capital stock and paid in capital as of June 30, 2015 was $118,204,570 compared with June 30, 2014 total capital stock of $103,251,304.  We had a cumulative deficit of $102,674,048 as of June 30, 2015 compared to a cumulative deficit of $89,788,242 as of June 30, 2014.  At June 30, 2015 we had net working capital of $9,352,291 compared to June 30, 2014 net working capital of $8,723,032.  Our shareholders’ equity as of June 30, 2015 and June 30, 2014, exclusive of noncontrolling interests, was $13,941,036 and $11,863,187, respectively.

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”).  Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%.  At June 30, 2015 the Preferred Stock was convertible into a total of 3,221,964 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  The net proceeds to the Company, after deducting $96,967 of offering costs, were $2,909,873.  At June 30, 2015 the liquidation preference of the Preferred Stock was $5,635,866.

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

On July 13, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Solar Power, Inc., a California corporation (“SPI”) pursuant to which we sold to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares (the “Purchased Common Shares”) of common stock and (ii) 28,048 shares (the “Purchased Preferred Shares”) of Series C Convertible Preferred Stock.  The aggregate purchase price for the Purchased Common Shares was based on a purchase price per shares of $0.6678 and the aggregate purchase price for the Purchased Preferred Shares was determined based on price of $0.6678 per common share equivalent.  Pursuant to the purchase agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the “Warrant”).

At June 30, 2015, our principal sources of liquidity were our cash and cash equivalents which totaled $10,757,461, accounts receivable of $113,093, and expected collections under the Lotte R&D Agreement.

We believe that cash and cash equivalents on hand, expected collections on the Lotte R&D Agreement, the July 13, 2015 financing from SPI, and other potential sources of cash, will be sufficient to fund our current operations through the fourth quarter of fiscal year 2017.  However, unless we are able to increase our revenues and achieve profitability we will likely require additional investment capital thereafter to fund our operations.

If we are unable to obtain additional required funding, we may not be able to:

•	remain in operation;

•	execute our growth plan;

•	take advantage of future opportunities; or

•	respond to customers and competition.

Operating Activities

Our operating activities used net cash of $11,167,097 for the year ended June 30, 2015.  Cash used in operations resulted from a net loss of $12,811,610, which was decreased by $1,136,924 in non-cash adjustments and by $507,589 in net changes to working capital.  Non-cash adjustments included a gain on investment in investee company of $1,257,407, $1,263,529 of stock compensation expense, $644,790 of depreciation expense, and $495,119 of equity in loss of investee company.  Net decreases in working capital were primarily due to decreases in accounts receivable of $937,931, $154,853 in inventory, $91,191 in refundable income taxes, and $1,473,945  in accrued expenses, offset by increases in prepaids and other current assets of $145,723, $467,102 in accounts payable, $436,010 in customer deposits, and accrued compensation and benefits of $40,170.

Investing Activities

Our investing activities used net cash of $567,791 for the year ended June 30, 2015, primarily for a new note receivable in the amount of $150,000 and $427,499 for purchases of property and equipment.

Financing Activities

Our financing activities provided net cash of $12,139,606 for the year ended June 30, 2015.  Net cash provided by financing activities was comprised principally of $14,837,760 in proceeds from the issuance of common stock, less common stock issuance costs of $1,148,023.  During the year ended June 30, 2015 we made repayments of $1,018,062 of principal on bank loans and notes payable and paid $545,825 in financing costs related to the Solar Power, Inc. Securities Purchase agreement that closed on July 13, 2015.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2015.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
ENSYNC, INC.

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
EnSync, Inc. Menomonee Falls, WI

We have audited the accompanying consolidated balance sheets of EnSync, Inc., (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EnSync, Inc., as of June 30, 2015 and 2014 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin
September 28, 2015

EnSync, Inc.
Consolidated Balance Sheets

	June 30, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$10,757,461	$10,360,721
Restricted cash on deposit	60,193	69,901
Accounts receivable, net	113,093	1,051,024
Inventories, net	1,198,117	1,352,970
Prepaid expenses and other current assets	441,537	295,814
Deferred financing costs	545,825	-
Refundable income tax credit	-	91,191
Note receivable	159,107	-
Total current assets	13,275,333	13,221,621
Long-term assets:
Property, plant and equipment, net	4,164,912	4,382,203
Investment in investee company	2,408,528	1,646,240
Goodwill	803,079	803,079
Total assets	$20,651,852	$20,053,143

Liabilities and Equity
Current liabilities:
Current maturities of bank loans and notes payable	$324,626	$351,142
Accounts payable	1,056,744	589,642
Accrued expenses	1,129,166	2,621,479
Customer deposits	1,177,155	741,145
Accrued compensation and benefits	235,351	195,181
Total current liabilities	3,923,042	4,498,589
Long-term liabilities:
Bank loans and notes payable, net of current maturities	1,053,581	2,045,127
Total liabilities	4,976,623	6,543,716

Commitments and contingencies (Note 13)

Equity
Series B redeemable convertible preferred stock ($0.01 par value,
$1,000 face value) 3,000 shares authorized and issued, 2,575 shares outstanding, preference in liquidation of $5,635,866 and $5,347,994 as of June 30, 2015 and June 30, 2014, respectively	26	26
Common stock ($0.01 par value); 150,000,000 authorized,
39,129,334 and 25,651,389 shares issued and outstanding as of June 30, 2015 and June 30, 2014, respectively	1,099,608	964,828
Additional paid-in capital	117,104,936	102,286,450
Accumulated deficit	(102,674,049)	(89,788,242)
Accumulated other comprehensive loss	(1,589,486)	(1,599,875)
Total EnSync, Inc. equity	13,941,035	11,863,187
Noncontrolling interest	1,734,194	1,646,240
Total equity	15,675,229	13,509,427
Total liabilities and equity	$20,651,852	$20,053,143

See accompanying notes to consolidated financial statements.

EnSync, Inc.
Consolidated Statements of Operations

	Year ended June 30,
	2015	2014
Revenues
Product sales	$992,162	$3,526,607
Engineering and development	771,348	1,325,000
License	-	3,000,000
Total Revenues	1,763,510	7,851,607

Costs and Expenses
Cost of product sales	841,928	2,895,547
Cost of engineering and development	267,127	206,102
Advanced engineering and development	6,420,191	5,244,953
Selling, general, and administrative	7,146,649	7,259,683
Depreciation and amortization	644,790	1,042,577
Total Costs and Expenses	15,320,685	16,648,862

Loss from Operations	(13,557,175)	(8,797,255)

Other Income (Expense)
Equity in loss of investee company	(495,119)	(657,882)
Gain on investment in investee company	1,257,407	-
Interest income	25,108	5,635
Interest expense	(128,009)	(147,105)
Other income (expense)	(277)	896
Total Other Income (Expense)	659,110	(798,456)

Loss before benefit for Income Taxes	(12,898,065)	(9,595,711)

Benefit for Income Taxes	(86,455)	(82,411)
Net loss	(12,811,610)	(9,513,300)
Net loss attributable to noncontrolling interest	407,672	657,882
Gain attributable to noncontrolling interest	(481,870)	-
Net Income (Loss) Attributable to EnSync, Inc.	(12,885,808)	(8,855,418)
Preferred Stock Dividend	(266,356)	(222,009)
Net Loss Attributable to Common Shareholders	$(13,152,164)	$(9,077,427)

Net Loss per share
Basic and diluted	$(0.36)	$(0.46)

Weighted average shares-basic and diluted	36,944,116	19,853,579

See accompanying notes to consolidated financial statements.

EnSync, Inc.
Consolidated Statements of Comprehensive Loss

	Year ended June 30,
	2015	2014
Net loss	$(12,811,610)	$(9,513,300)
Foreign exchange translation adjustments	10,389	(5,457)
Comprehensive loss	(12,801,221)	(9,518,757)
Net (income) loss attributable to noncontrolling interest	(74,198)	657,882
Comprehensive Income (Loss) Attributable to EnSync, Inc.	$(12,875,419)	$(8,860,875)

See accompanying notes to consolidated financial statements.

EnSync, Inc.
Consolidated Statements of Changes in Equity

	Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest

	Shares	Amount	Shares	Amount

Balance: June 30, 2013	-	$-	17,707,431	$885,389	$85,464,055	$(80,932,823)	$(1,594,418)	$2,304,122

Net loss						(8,855,418)		(657,882)
Net currency translation adjustment							(5,457)
Issuance of common stock, net of costs and underwriting fees			6,325,000	63,250	12,973,214
Stock-based compensation			245,570	2,456	959,905
Issuance of preferred stock, net of costs and underwriting fees	3,000	30			2,388,756
Conversion of preferred stock	(425)	(4)	470,171	4,701	(4,696)
Issuance of warrants					498,793
Issuance of warrants to underwriter					15,455
Exercise of warrants			903,217	9,032	(9,032)
Balance: June 30, 2014	2,575	26	25,651,389	964,828	102,286,450	(89,788,242)	(1,599,875)	1,646,240

Net income (loss)						(12,885,808)		74,198
Net currency translation adjustment							10,389
Issuance of common stock, net of costs and underwriting fees			13,248,000	132,480	13,557,257
Stock-based compensation			229,945	2,300	1,261,229
Contribution of capital from noncontrolling interest								13,756
Balance: June 30, 2015	2,575	$26	39,129,334	$1,099,608	$117,104,936	$(102,674,049)	$(1,589,486)	$1,734,194

See accompanying notes to consolidated financial statements.

EnSync, Inc.
Consolidated Statements of Cash Flows

	Year ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(12,811,610)	$(9,513,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	644,790	736,551
Amortization of intangible assets	-	411,073
Amortization of discounts and debt issuance costs on notes payable	-	14,566
Stock-based compensation, net	1,263,529	962,361
Equity in loss of investee company	495,119	657,882
Gain on investment in investee company	(1,257,407)	-
Interest accreted on note receivable	(9,107)	-
Changes in assets and liabilities
Accounts receivable	937,931	(604,099)
Inventories	154,853	1,219,306
Prepaids and other current assets	(145,723)	(85,838)
Refundable income taxes	91,191	46,037
Accounts payable	467,102	18,710
Accrued expenses	(1,473,945)	1,872,642
Customer deposits	436,010	(1,453,117)
Accrued compensation and benefits	40,170	30,744
Net cash used in operating activities	(11,167,097)	(5,686,482)
Cash flows from investing activities
Change in restricted cash	9,708	(9,901)
Expenditures for property and equipment	(427,499)	(51,543)
Issuance of note receivable	(150,000)	-
Net cash used in investing activities	(567,791)	(61,444)
Cash flows from financing activities
Payment of deferred financing costs	(545,825)	-
Repayments of bank loans and notes payable	(1,018,062)	(929,403)
Proceeds from issuance of preferred stock and warrants	-	3,000,000
Preferred stock issuance costs	-	(96,967)
Proceeds from issuance of common stock	14,837,760	14,231,250
Common stock issuance costs	(1,148,023)	(1,194,786)
Contributions of captial from noncontrolling interest	13,756	-
Net cash provided by financing activities	12,139,606	15,010,094
Effect of exchange rate changes on cash and cash equivalents	(7,978)	1,932
Net increase in cash and cash equivalents	396,740	9,264,100
Cash and cash equivalents - beginning of year	10,360,721	1,096,621

Cash and cash equivalents - end of year	$10,757,461	$10,360,721

Supplemental disclosures of cash flow information:
Cash paid for interest	$114,236	$147,106
Cash received from foreign income tax credit	-	133,996

See accompanying notes to consolidated financial statements.

EnSync, Inc.
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

EnSync, Inc. and its subsidiaries (“EnSync,” “we,” “us,” “our,” or the “Company”) develop, license, and manufacture innovative energy management systems solutions serving the commercial and industrial (“C&I”) building, utility and off-grid markets.  Incorporated in 1998, EnSync is headquartered in Menomonee Falls, Wisconsin, USA with offices in San Francisco, California, Honolulu, Hawaii, Shanghai, China and Perth, Western Australia.  In August 2015, we changed our corporate name from ZBB Energy Corporation to EnSync, Inc., and we regularly use the name EnSync Energy Systems for marketing and branding purposes.

EnSync develops and commercializes application solutions for advanced energy management systems critical to the transition from a “coal-centric economy” to one reliant on renewable energy sources.  EnSync synchronizes conventional utility, distributed generation and storage assets to seamlessly ensure the least expensive and most reliable electricity available, thus enabling the future of energy networks.  These advanced systems directly connect wind and solar equipment to the grid and other systems than can form various levels of micro-grids as well as power quality regulation solutions.  EnSync brings vital power control and energy storage solutions to problems caused by incorporation of increasingly pervasive renewable energy generating assets that are part of the grid power transmission and distribution network used in commercial, industrial, and multi-tenant buildings.  The Company also develops and commercializes energy management systems for off-grid applications such as island or remote power.

The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.) located in Perth, Australia, Century West PNL LLC, and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong, which was formed in connection with the Company’s investment in a China joint venture.

Recent Developments

On July 13, 2015, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with Solar Power, Inc., a California corporation (“SPI”), we issued and sold to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares (the “Purchased Common Shares”) of common stock and (ii) 28,048 shares (the “Purchased Preferred Shares”) of Series C Convertible Preferred Stock which are convertible, subject to the completion of projects under our supply agreement with SPI (as described below), into a total of up to 42,000,600 shares of Common Stock.  The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678, and the aggregate purchase price for the Purchased Preferred Shares was determined based on price of $0.6678 per common equivalent.  Pursuant to the Purchase Agreement, the Company also issued to SPI a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the “Warrant”).

In connection with the Securities Purchase Agreement, the Company incurred $545,825 of financing related costs.  As of June 30, 2015, the specific costs directly attributable to the Securities Purchase Agreement have been deferred and will be charged against the gross proceeds of the offering.

The Company also entered into a supply agreement with SPI pursuant to which the Company will sell and SPI will purchase certain products and services offered by the Company from time to time, including certain energy management system solutions for solar projects (the “Supply Agreement”).

The Purchased Preferred Shares were sold for $1,000 per share and are convertible at a conversion price of $0.6678, paid at the closing of the transaction; provided that (A) the first one-fourth (the “Series C-1 Preferred Stock”) of the Purchased Preferred Shares only become convertible upon the completion of five megawatts worth of solar projects in accordance with the Supply Agreement (the “Projects”), (B) the second one-fourth (the “Series C-2 Preferred Stock”) only become convertible upon the completion of 15 megawatts worth of Projects, (C) the third one-fourth (the “Series C-3 Preferred Stock”) only become convertible upon the completion of 25 megawatts worth of Projects, and (D) the last one fourth (the “Series C-4 Preferred Stock”) only become convertible upon the completion of 40 megawatts worth of Projects.  The Warrant represents the right to acquire 50,000,000 shares of Common Stock at an exercise price equal to $0.7346.  The Warrant only becomes exercisable upon the completion of 40 megawatts worth of Projects.

The Company also entered into a form of governance agreement with SPI (the “Governance Agreement”) pursuant to which SPI is entitled to nominate one director to the Company’s board of directors for so long as SPI holds at least 10,000 Purchased Preferred Shares or 25 million of Common Stock or Common Stock equivalents (the “Requisite Shares”).  Additionally, for so long as the Purchaser holds the Requisite Shares (1) following the time at which the Series C-2 Preferred Stock shall have become convertible in full, the Purchaser shall be entitled to nominate a total of two Directors to the Board and (2) following the time at which the Series C-3 Preferred Stock shall have convertible in full, the Purchaser shall be entitled to nominate a total of three directors.

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

Restricted Cash on Deposit

The Company had $60,193 and $69,901 in restricted cash on deposit as of June 30, 2015 and June 30, 2014, respectively, as collateral for certain credit arrangements.

Accounts Receivable

Credit is extended based on an evaluation of a customer’s financial condition.  Accounts receivable are stated at the amount the Company expects to collect from outstanding balances.  The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable are stated net of an allowance for doubtful accounts of $11,074 and $10,878 as of June 30, 2015 and June 30, 2014.  The composition of accounts receivable by aging category is as follows as of:

	Year ended June 30,
	2015	2014
Current	$4,291	$902,545
30-60 days	-	-
60-90 days	3,555	-
Over 90 days	105,248	148,479
Total	$113,093	$1,051,024

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

The Company completed a review of the estimated useful lives of specific assets for the year ended June 30, 2015 and determined that there were no changes in the estimated useful lives of assets.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant, equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value.  Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations.  In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were no long-lived assets impaired as of June 30, 2015 and June 30, 2014.

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

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value.  If the carrying value is less than the fair value, no impairment exists and the second step is not performed.  If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment.  In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill.  The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of June 30, 2015 and June 30, 2014.

Accrued Expenses

Accrued expenses consist of the Company’s present obligations related to various expenses incurred during the period and includes a reserve for estimated contract losses, other accrued expenses, and warranty obligations.  Included in accrued expenses as of June 30, 2015 and June 30, 2014 is a reserve of approximately $685,000 and $1.7 million, respectively, for a product upgrade initiative established in the fourth quarter of fiscal 2014.

Subsequent to commercialization, installation and commissioning of units in the field, the Company garnered meaningful insights that resulted in system design modifications and other general upgrades, which improved the performance, efficiency, and reliability of its systems.  In the interest of enhancing customer satisfaction, the Company launched the product upgrade initiative to implement these improvements at certain locations of its installed base through fiscal year 2016.

Warranty Obligations

The Company typically warrants its products for the shorter of twelve months after installation or eighteen months after date of shipment.  Warranty costs are provided for estimated claims and charged to cost of product sales as revenue is recognized.  Warranty obligations are also evaluated quarterly to determine a reasonable estimate for the replacement of potentially defective materials of all energy storage systems that have been shipped to customers.

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

As of June 30, 2015 and June 30, 2014, included in the Company’s accrued expenses were $176,967 and $731,910, respectively, related to warranty obligations.  The following is a summary of accrued warranty activity:

	Year ended June 30,
	2015	2014
Beginning balance	$731,910	$479,873
Accruals for warranties during the period	167,901	741,412
Settlements during the period	(480,683)	(673,588)
Adjustments relating to preexisting warranties	(242,161)	184,213
Ending balance	$176,967	$731,910

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

The portion of revenue related to engineering and development is recognized ratably upon delivery of the goods or services pertaining to the underlying contractual arrangement, or revenue is recognized as certain activities are performed by the Company over the estimated performance period.

The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in product revenues and shipping costs in cost of sales.  The Company reports its revenues net of estimated returns and allowances.

Total revenues of $1,763,510 and $7,851,607 were recognized for the years ended June 30, 2015 and June 30, 2014, respectively.  Revenues for the year ended June 30, 2015 were comprised of two significant customers (59% and 22% of total revenue) and revenues for year ended June 30, 2014 were comprised of two significant customers (66% and 11% of total revenue).  The Company had two significant customers with outstanding receivable balances of $77,000 and $31,000 (68% and 28% of accounts receivable, net) as of June 30, 2015.  The Company had three significant customers with outstanding receivable balances of $375,000, $365,000, and $188,000 (35%, 35%, and 18% of accounts receivable, net) as of June 30, 2014.

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

On December 13, 2011, the Company entered into a joint development and license agreement with a global technology company to jointly develop flow batteries.  The objective of the joint development agreement was to develop low cost, high energy density grid scale flow battery stacks and systems that could lead to a significant cost reduction for grid level storage.  The Company recognized revenue under this agreement upon achievement of certain performance milestones.  The Company recognized $0 of revenue under this agreement for the year ended June 30, 2015 and $200,000 for the year ended June 30, 2014.

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

On December 16, 2013, the Company and Lotte entered into a Research and Development Agreement (the “R&D Agreement”) pursuant to which the Company has agreed to develop and provide to Lotte a zinc bromide chemical flow battery system, including a Zinc Bromide chemical flow battery module and related software (the “Product”), on the terms and conditions set forth in the R&D Agreement (the “Project”).  The Project is scheduled to continue until December 16, 2015, unless extended by the mutual agreement of the Company and Lotte.  Subject to the satisfaction of certain specified milestones, Lotte is required to make payments to the Company under the R&D Agreement totaling $3,000,000 over the term of the Project.  We recognize revenue based upon a Performance Based Method pursuant to the model described in FASB ASC 980-605-25, where revenue is recognized based on the lesser of the amount of nonrefundable cash received or the amounts due based on the proportional amount of the total effort expected to be expended on the contract that has been provided to date as there does not exist substantial doubt that the milestones will be achieved.  The Company recognized $755,000 of revenue under this agreement for the year ended June 30, 2015, and $1,125,000 of revenue under this agreement for the year ended June 30, 2014.

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

Overall since the agreement date, through June 30, 2015 there were $5,250,000 of payments received and $4,880,178 of revenue recognized under the Lotte agreements.

Included in engineering and development revenues were $755,000 and $1,325,000 for the years ended June 30, 2015 and June 30, 2014, respectively, related to collaborative agreements.  Engineering and development costs related to the collaboration agreements totaled $267,000 and $206,000 for the years ended June 30, 2015 and June 20, 2014, respectively.

As of June 30, 2015 and June 30, 2014, the Company had no unbilled amounts from engineering and development contracts in process.  The Company had received $370,000 and $0 in customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work, as of June 30, 2015, and June 30, 2014, respectively.

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

Stock-Based Compensation

The Company measures all “Share-Based Payments," including grants of stock options, restricted shares and restricted stock units in its consolidated statement of operations based on their fair values on the grant date, which is consistent with FASB ASC Topic 718, “Stock Compensation,” guidelines.

Accordingly, the Company measures share-based compensation cost for all share-based awards at the fair value on the grant date and recognizes share-based compensation over the service period for awards that are expected to vest.  The fair value of stock options is determined based on the number of shares granted and the price of the shares at grant, and calculated based on the Black-Scholes valuation model.

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

The Company only recognizes expense for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards.  See further discussion of stock-based compensation in Note 9.

Advertising Expense

Advertising costs of $44,176 and $66,086 for the years ended June 30, 2015 and June 30, 2014, respectively, were charged to selling, general, and administrative expenses as incurred.

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.”  FASB ASC Topic 740 requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of June 30, 2015 and June 30, 2014.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s U.S. Federal income tax returns for the years ended June 30, 2011 through June 30, 2014 and the Company’s Wisconsin and Australian income tax returns for the years ended June 30, 2010 through June 30, 2014 are subject to examination by taxing authorities.  As of June 30, 2015, there were no examinations in progress.

Foreign Currency

The Company uses the United States dollar as its functional and reporting currency, while the Australian dollar and Hong Kong dollar are the functional currencies of its foreign subsidiaries.  Assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars at exchange rates that are in effect at the balance sheet date while equity accounts are translated at historical exchange rates.  Income and expense items are translated at average exchange rates which were applicable during the reporting period.  Translation adjustments are recorded in accumulated other comprehensive loss as a separate component of equity in the consolidated balance sheets.

Loss per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the years ended June 30, 2015 and June 30, 2014 there were 9,663,729 and 8,618,574 shares of common stock underlying convertible preferred stock, options, restricted stock units and warrants that are excluded, respectively.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date.  Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective  and not included below will not have a material impact on our financial position or results of operations upon adoption.

In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.  The amendment defers the effective date of Update 2014-09 for all entities by one year.  Public business entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

In July 2015, the FASB issued ASU 2015-11 – Inventory (Topic 330): Simplifying the Measurement of Inventory.  The amendment was issued to modify the process in which entities measure inventory.  The amendment does not apply to inventory measured using last-in, first-out (“LIFO”) or the retail inventory method.  This amendment requires entities to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments are effective for fiscal years beginning after December 31, 2016, including interim periods within those fiscal years on a prospective basis with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 – Consolidation (Topic 810): Amendments to the Consolidation Analysis.  The amendment is intended to improve certain areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures.  The amendment simplifies reporting requirements by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for public companies in several industries that typically make use of limited partnerships or VIEs.  The amendment is effective for fiscal years beginning after December 31, 2015.  Early adoption is permitted.  The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12 - Compensation – Stock Compensation (Topic 718).  The amendment requires that entities treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award.  Compensation expense should be recognized in the period in which it becomes probable that the performance target will be achieved.  ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  The Company is required to adopt this standard beginning July 1, 2016.  ASU 2014-12 does not contain any new disclosure requirements.  The Company does not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606).  The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when the entity satisfies a performance obligation.  ASU 2014-09 also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers.  See ASU 2015-14 above for applicable effective date of ASU 2014-09.  The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

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

In February 2013, the FASB issued ASU 2013-04 – Liabilities (Topic 405) – Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  The amendment provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP.  Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings.  The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The amendment shall be applied retrospectively to all prior periods presented for those obligations within the scope of this Subtopic that exist at the beginning of an entity’s fiscal year of adoption.  Early adoption was permitted.  The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.

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

The Company’s President and Chief Executive Officer (“President and CEO”) has served as the Chief Executive Officer of Meineng Energy since December 2011.  The President and CEO owns an indirect 6% equity interest in Meineng Energy.

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

The Company’s investment in Meineng Energy was made through Holdco.  Pursuant to the Holdco Agreement, the Company contributed technology to Holdco via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest.  PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest.  The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011.  The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012.  For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s consolidated financial statements as a noncontrolling interest.  As of June 30, 2015, the Company’s indirect investment in the China JV was $674,334.

The Company’s basis in the technology contributed to Holdco was $0 due to US GAAP requirements related to research and development expenditures.  The difference between the Company’s basis in this technology and the valuation of the technology by Meineng Energy of approximately $4.1 million is accounted for by the Company through the elimination of the amortization expense recognized by Meineng Energy related to the technology.

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

Pursuant to the License Agreement (as amended on July 1, 2014), Holdco granted to Meineng Energy (1) an exclusive royalty-free license to manufacture and distribute the Company’s ZBB EnerStore, zinc bromide flow battery, version three (V3) (50KW) (and any other zinc bromide Flow Battery product developed internally by us based on the V3 EnerStore, ranging from 50kWh - 500 kWh module design) and ZBB EnerSection, power and energy control center (up to 250KW) (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.

Pursuant to the Research and Development Agreement, Meineng Energy may request the Company to provide research and development services upon commercially reasonable terms and conditions.  Meineng Energy would pay the Company’s fully-loaded costs and expenses incurred in providing such services.

The Company had product sales of $70,328 and $853,663 to Meineng Energy during the years ended June 30, 2015 and June 30, 2014, respectively.  The associated costs of the product sales to Meineng Energy were $55,550 and $645,853 during the years ended June 30, 2015 and June 30, 2014, respectively.  During the years ended June 30, 2015 and June 30, 2014, the Company had total product purchases from Meineng Energy of $482,161 and $143,636, respectively.  As of June 30, 2015, the total amount due to Meineng Energy was $250,562.

The operating results for Meineng Energy for the years ended June 30, 2015 and June 30, 2014 are summarized as follows:

	Year ended June 30,
	2015	2014
Revenues	$588,190	$285,631
Gross Profit (loss)	(197,957)	(309,406)
Income (loss) from operations	(2,095,980)	(3,002,192)
Net Income (loss)	(2,046,548)	(3,038,432)

NOTE 3 - MANAGEMENT’S PLANS AND FUTURE OPERATIONS

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business.  Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets.  The Company incurred a net loss of $12,885,808 attributable to EnSync, Inc. for year ended June 30, 2015, and as of June 30, 2015 has an accumulated deficit of $102,674,049 and total EnSync, Inc. equity of $13,941,035.  The ability of the Company to settle its total liabilities of $4,976,623 and to continue as a going concern is dependent upon increasing revenues and achieving profitability.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We believe that cash and cash equivalents on hand at June 30, 2015, expected collections on the Lotte R&D Agreement, the July 13, 2015 financing from SPI, and other potential sources of cash, will be sufficient to fund our current operations through the fourth quarter of fiscal year 2017.  However, there can be no assurances that unforeseen circumstances will not require the Company to raise additional investment capital to fund its operations.  If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 4 - INVENTORIES

Inventories are comprised of the following as of:

	As of June 30,
	2015	2014
Raw materials	$1,125,251	$1,054,197
Work in progress	72,866	298,773
Finished goods	-	-
Total	$1,198,117	$1,352,970

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

NOTE 6 - PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of:

	As of June 30,
	2015	2014
Land	$217,000	$217,000
Building and improvements	3,532,375	3,520,872
Manufacturing equipment	3,965,750	3,710,127
Office equipment	407,191	399,583
Construction in process	35,700	-
Total, at cost	8,158,016	7,847,582
Less: accumulated depreciation	(3,993,104)	(3,465,379)
Property, plant and equipment, net	$4,164,912	$4,382,203

The Company recorded depreciation expense of $644,790 and $736,551 for the years ended June 30, 2015 and June 30, 2014, respectively.

NOTE 7 - GOODWILL

The Company acquired ZBB Technologies, Inc., a former wholly-owned subsidiary, through a series of transactions in March 1996.  ZBB Technologies Inc. was subsequently merged with and into EnSync, Inc. on January 1, 2012.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of June 30, 2015 and June 30, 2014.

NOTE 8 - BANK LOANS AND NOTES PAYABLE

The Company’s debt consisted of the following as of:

	As of June 30,
	2015	2014
Bank loans and notes payable-current	$324,626	$351,142
Bank loans and notes payable-long term	1,053,581	2,045,127
Total	$1,378,207	$2,396,269

Bank loans and notes payable consisted of the following as of:

	As of June 30,
	2015	2014
Note payable to Wisconsin Econcomic Development Corporation payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement.	$804,550	$1,069,793

Bank loan payable in fixed monthly payments of $6,800 of principal and interest at a rate of 0.25% below prime, as defined, subject to a floor of 5% with any principal due at maturity on June 1, 2018; collateralized by the building and land.	573,657	624,760

Note payable in fixed monthly installments of $6,610 of principal and interest at a rate of 5.5% with any principal due at maturity on May 1, 2028; collateralized by the building and land; paid in full during fiscal year 2015.	-	701,716

	$1,378,207	$2,396,269

Maximum aggregate annual principal payments for fiscal periods subsequent to June 30, 2015 are as follows:

2016	$324,626
2017	332,970
2018	720,611
$1,378,207

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

In November 2010, the Company adopted the 2010 Omnibus Long-Term Incentive Plan (“Omnibus Plan”) which authorizes a committee of the board of directors to grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, other stock-based awards, and cash awards.  The Omnibus Plan authorized up to 800,000 shares plus shares of Common Stock underlying any outstanding stock option of other awards granted by any predecessor employee stock plan of the Company that is forfeited, terminated, or cancelled without issuance of shares, to employees, officers, non-employee members of the board of directors, consultants, and advisors.  Unless otherwise determined, options vest ratably over a three-year period and expire 8 years after the date of grant.

At the annual meeting of shareholders held on November 7, 2012 the Company’s shareholders approved an amendment of the Omnibus Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the Omnibus Plan by 900,000 shares and the creation of the 2012 Non-Employee Director Equity Compensation Plan (“2012 Director Equity Plan”), under which the Company may issue up to 700,000 restricted stock unit (“RSU”) awards and other equity awards to our non-employee directors pursuant to the Company’s director compensation policy.

At the annual meeting of shareholders held on November 18, 2014, the Company’s shareholders approved an amendment of the Omnibus Plan which increased the number of shares of the Company’s common stock available for issuance under the Omnibus Plan by 1,250,000.  The shareholders also approved an amendment of the 2012 Director Equity Plan which increased the number of shares of the Company’s common stock available for issuance under the 2012 Director Equity Plan by 1,000,000.  As of June 30, 2015, there were a total of 1,704,933 shares available to be issued under the Omnibus Plan and 456,804 shares available to be issued under the 2012 Director Equity Plan.

In aggregate for all plans, at June 30, 2015 there were outstanding a total of 1,577,778 options and 1,936,035 RSUs.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method.  The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.  The following assumptions were used to estimate the fair value of options granted during the years ended June 30, 2015 and June 30, 2014 using the Black-Scholes option-pricing model:

	Year ended June 30,
	2015	2014
Expected life of option (years)	4	4
Risk-free interest rate	1.07 - 1.42%	0.95 - 1.20%
Assumed volatility	99.43 - 103.90%	94.35 - 154.68%
Expected dividend rate	0%	0%
Expected forfeiture rate	5.00 - 6.32%	4.91 - 5.62%

Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

During the years ended June 30, 2015 and June 30, 2014, the Company’s results of operations include compensation expense for stock options and RSUs granted under its various equity incentive plans.  The amount recognized in the financial statements related to stock-based compensation was $1,263,529 and $962,361, based on the amortized grant date fair value of options and RSUs during the years ended June 30, 2015 and June 30, 2014, respectively.

Information with respect to stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at June 30, 2013	785,284	$5.78
Options granted	699,850	1.33
Options forfeited	(66,066)	13.23
Balance at June 30, 2014	1,419,068	3.23	6.09
Options granted	423,000	0.85
Options forfeited	(264,290)	3.22
Balance at June 30, 2015	1,577,778	$2.60	5.74

The following table summarizes information relating to the stock options outstanding as of June 30, 2015:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.48 to $1.00	389,500	6.83	$0.69	157,600	6.81	$0.68
$1.01 to $2.50	750,528	6.75	1.51	205,903	6.15	1.82
$2.51 to $5.00	98,900	3.99	3.94	98,900	3.99	3.94
$5.01 to $7.50	323,850	2.86	6.28	323,850	2.86	6.28
$7.51 to $17.95	15,000	0.58	17.95	15,000	0.58	17.95
Balance at June 30, 2015	1,577,778	5.74	$2.60	801,253	4.58	$3.96

During the year ended June 30, 2015, options to purchase 423,000 shares were granted to employees exercisable at $0.48 to $1.67 per share based on various service-based and performance-based vesting terms from July 2014 through June 2018 and exercisable at various dates through June 2023.  During the year ended June 30, 2014, options to purchase 699,850 shares were granted to employees exercisable at $0.76 to $1.90 per share based on service based vesting terms from July 2013 through June 2017 and exercisable at various dates through June 2022.

The aggregate intrinsic value of outstanding options totaled $75,425 and was based on the Company’s adjusted closing stock price of $0.88 as of June 30, 2015.

A summary of the status of unvested employee stock options as of June 30, 2015 and June 30, 2014 and changes during the years then ended is presented below:

	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at June 30, 2013	262,668	$3.44
Options granted	699,850	1.33
Options vested	(127,586)	3.55
Options forfeited	(12,463)	3.38
Balance at June 30, 2014	822,469	1.63
Options granted	423,000	0.85
Options vested	(347,328)	1.42
Options forfeited	(121,616)	2.31
Balance at June 30, 2015	776,525	$1.19	6.94

Total fair value of options granted for the years ended June 30, 2015 and June 30, 2014 was $250,771 and $665,414, respectively.  At June 30, 2015, there was $305,094 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.3 years.

The Company compensates its directors with RSUs and cash.  On December 20, 2013, 455,696 RSUs were granted to the Company’s directors in partial payment of directors fees through November 2014 under the 2012 Director Equity Plan.  As of June 30, 2015, 445,696 of the RSUs had vested and there were $90,000 in directors’ fees expense settled with RSUs for the year ended June 30, 2015.

On May 1, 2013, the Company’s Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”) were awarded 200,000 RSUs each which would have vested on the satisfaction of certain performance targets.  The RSUs were forfeited on December 31, 2013 resulting in a credit to selling, general, and administrative expense of $406,000 during the year ended June 30, 2014.

On January 14, 2014, the Company’s CEO and COO were awarded 500,000 RSUs, of which 100,000 vested immediately upon grant, and the remaining 400,000 were cancelled prior to June 30, 2014.  On April 9, 2014, the Company’s CEO was awarded 200,000 RSUs which vested immediately upon grant.

On November 18, 2014, 562,500 RSUs were granted to the Company’s directors in partial payment of directors fees through November 2015 under the 2012 Director Equity Plan.  As of June 30, 2015, 421,875 of the RSUs had vested and there were $270,000 in director’s fees expense settled with RSUs for the year ended June 30, 2015.

As of June 30, 2015 there were 230,625 unvested RSUs outstanding which will vest through January 15, 2016 and $90,000 in unrecognized compensation cost related to unvested RSUs which is expected to be recognized through January 15, 2016.  Generally, shares of common stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

The table below summarizes the activity of the restricted stock units for the years ended June 30, 2015 and June 30, 2014:

	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at June 30, 2013	1,131,687	$2.30
RSUs granted	1,660,696	0.99
RSUs forfeited	(1,200,000)	1.10
Shares issued	(245,570)	1.61
Balance at June 30, 2014	1,346,813	1.87
RSUs granted	922,500	1.05
RSUs forfeited	(103,334)	1.69
Shares issued	(229,944)	0.80
Balance at June 30, 2015	1,936,035	$1.53

NOTE 10 - WARRANTS

At June 30, 2015, the following warrants to purchase the Company’s common stock were outstanding and exercisable:

•
81,579 warrants exercisable at $0.95 per share and which expire in September 2016 issued as placement agent’s compensation in connection with the sale of $3 million of preferred stock on September 27, 2013 as described in Note 12.

•
1,710,525 warrants exercisable at $0.95 per share and which expire in September 2016 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $3.0 million of preferred stock on September 27, 2013 described in Note 12.  In March 2014, 1,447,369 warrants were exercised via a cashless exercise resulting in the issuance of 850,169 shares of common stock of the Company.

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

•	6,300 warrants exercisable at $5.00 per share which expire in July 2015 issued as partial payment for services.

•	224,375 warrants exercisable at $5.20 per share and which expire in September 2015 issued to certain purchasers of Company shares in March 2010.

•	71,667 warrants exercisable at $6.65 per share and which expire in August 2015 issued to certain purchasers of Company shares in August 2009.

The table below summarizes warrant balances and activity for the years ended June 30, 2015 and June 30, 2014:

	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at June 30, 2013	1,421,806	$3.15
Warrants granted	3,239,474	0.95
Warrants expired	(8,000)	2.80
Warrants exercised	(1,719,528)	1.18
Balance at June 30, 2014	2,933,752	1.88
Warrants granted	-	-
Warrants expired	(5,800)	5.00
Warrants exercised	-	-
Balance at June 30, 2015	2,927,952	$1.88

NOTE 11 – BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported.  Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported.  Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock.  In computing diluted net loss per share for the years ended June 30, 2015 and June 30, 2014, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follow:

	As of June 30,
	2015	2014
Stock options and restricted stock units	3,513,813	2,765,880
Stock warrants	2,927,952	2,933,752
Series B preferred shares	3,221,964	2,918,942
Total	9,663,729	8,618,574

NOTE 12 - EQUITY

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

Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%.  The net proceeds to the Company, after deducting $90,966 of offering costs, were $2,903,004.  During the year ended June 30, 2014, 425 shares of Preferred Stock were converted into 470,171 shares of common stock of the Company.  At June 30, 2015, 2,575 shares of Preferred Stock were convertible into 3,221,964 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  At June 30, 2015 the liquidation preference of the Preferred Stock was $5,635,866.

In connection with the purchase of the Preferred Stock, investors received warrants to purchase a total of 3,157,897 shares of Common Stock at an exercise price of $0.95.  The warrants are exercisable at any time prior to September 27, 2016.  During the year ended June 30, 2014, 1,447,369 warrants were exercised via a cashless exercise resulting in the issuance of 850,169 shares of common stock of the Company.  In addition, the Company issued a total of 81,579 warrants to a placement agent in connection with the transaction.  These warrants expire on September 27, 2016.

NOTE 13 - COMMITMENTS

Leasing Activities

The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expires October 31, 2016.  In July of 2011, the Company renewed the lease on its Australian facility through October 2016 subject to an annual CPI adjustment.  Rent expense was $87,568 and $93,434 for the years ended June 30, 2015 and June 30, 2014, respectively.

The future payments required under the terms of the leases for fiscal periods subsequent to June 30, 2015 are as follows:

2016	$81,376
2017	27,125
$108,502

The Company also leased a building from an officer of its subsidiary, Tier Electronics LLC, who is also a shareholder and was a director, under a lease agreement that was due to expire on June 30, 2015.  Subsequently a lease termination agreement was entered into on October 20, 2013, which terminated the lease effective December 31, 2013 for a fee of $21,000.  The rent expense was $63,000 for year ended June 30, 2014.  The Company was required to pay real estate taxes and other occupancy costs related to the facility.

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

For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $108,044 and $134,831 for the years ended June 30, 2015 and June 30, 2014, respectively.

NOTE 15 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Year ended June 30,
	2015	2014
Current	$(86,455)	$(82,411)
Deferred	-	-
Provision (benefit) for income taxes	$(86,455)	$(82,411)

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns.  In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future.  Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income.  As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of June 30, 2015 and June 30, 2014.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Year ended June 30,
	2015	2014
Income tax expense/(benefit) computed at the U.S. federal statutory rate	-34%	-34%
Settlement of uncertain tax positions	-1%	0%
Foreign tax expense/(benefit)	0%	-1%
Write-off of expired net operating loss carryforwards	68%	0%
Change in valuation allowance	-34%	34%
Total	-1%	-1%

Significant components of the Company’s net deferred income tax assets as of June 30, 2015 and June 30, 2014 were as follows:

	As of June 30,
	2015	2014
Federal net operating loss carryforwards	$11,780,604	$22,238,624
Federal - other	2,783,304	2,737,404
Wisconsin net operating loss carryforwards	1,748,976	2,747,275
Australia net operating loss carryforwards	1,497,779	1,497,779
Deferred income tax asset valuation allowance	(17,810,663)	(29,221,082)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $34.6 million as of June 30, 2015, that expire at various dates between June 30, 2017 and 2034.  The Company also has $8.2 million in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization.  The Company has U.S. federal research and development tax credit carryforwards of approximately $247,000 as of June 30, 2015 that expire at various dates through June 30, 2033.  As of June 30, 2015, the Company has approximately $36.9 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2015 and 2028.  As of June 30, 2015, the Company also has approximately $5.0 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	As of June 30,
	2015	2014
Beginning balance	$196,583	$193,097
Lapses of statutes of limitations	$(161,344)	$-
Effect of foreign currency translation	(35,239)	3,486
Ending balance	$-	$196,583

The Company’s issuance of additional shares of common stock has constituted an ownership change under Section 382 of the Internal Revenue Code which places an annual dollar limit on the use of net operating loss (“NOL”) carryforwards and other tax attributes that may be utilized in the future.  The calculation of the annual limitation of usage is based on a percentage of the equity value immediately after any ownership change.  The annual amount of tax attributes that may be utilized after the change in ownership is limited.  Previous issuances of additional shares of common stock also resulted in ownership changes and the annual amount of tax attributes from previous years is limited as well.  The estimated U.S. federal net operating loss carryforward expected to expire due to the Section 382 limitation is $44.5 million and the estimated state net operating losses expected to expire due to the limitation is $28.2 million.  The net operating loss deferred tax assets reflect this limitation.

NOTE 16 – SUBSEQUENT EVENTS

Solar Power, Inc.

On July 13, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Solar Power, Inc., a California corporation (“SPI”) pursuant to which we sold to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares (the “Purchased Common Shares”) of common stock and (ii) 28,048 shares (the “Purchased Preferred Shares”) of Series C Convertible Preferred Stock which are convertible, subject to the completion of projects under our supply agreement with SPI (as described below), into a total of up to 42,000,600 shares of Common Stock.  The aggregate purchase price for the Purchased Common Shares was based on a purchase price per shares of $0.6678 and the aggregate purchase price for the Purchased Preferred Shares was determined based on price of $0.6678 per common share equivalent.  Pursuant to the purchase agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the “Warrant”).

The Company also entered into a supply agreement with SPI pursuant to which the Company will sell and SPI will purchase certain products and services offered by the Company from time to time, including certain energy management system solutions for solar projects (the “Supply Agreement”).

The Purchased Preferred Shares were sold for $1,000 per share and are convertible at a conversion price of $0.6678 provided that (A) the first one-fourth (the “Series C-1 Preferred Stock”) of the Purchased Preferred Shares only become convertible upon the completion of five megawatts worth of solar projects in accordance with the Supply Agreement (the “Projects”), (B) the second one-fourth (the “Series C-2 Preferred Stock”) only become convertible upon the completion of 15 megawatts worth of Projects, (C) the third one-fourth (the “Series C-3 Preferred Stock”) only become convertible upon the completion of 25 megawatts worth of Projects, and (D) the last one-fourth (the “Series C-4 Preferred Stock”) only become convertible upon the completion of 40 megawatts worth of Projects.  The Warrant represents the right to acquire 50,000,000 shares of Common Stock at an exercise price equal to $0.7346.  The Warrant only becomes exercisable upon the completion of 40 megawatts worth of Projects.

The Company also entered into a form of governance agreement with SPI (the “Governance Agreement”) pursuant to which SPI is entitled to nominate one director to the Company’s board of directors for so long as SPI holds at least 10,000 Purchased Preferred Shares or 25 million of Common Stock or Common Stock equivalents (the “Requisite Shares”).  Additionally, for so long as the Purchaser holds the Requisite Shares (1) following the time at which the Series C-2 Preferred Stock shall have become convertible in full, the Purchaser shall be entitled to nominate a total of two Directors to the Board and (2) following the time at which the Series C-3 Preferred Stock shall have convertible in full, the Purchaser shall be entitled to nominate a total of three directors.

Corporate Name Change

Effective August 17, 2015, ZBB Energy Corporation (NYSE MKT: ZBB) changed the company name to EnSync, Inc. (NYSE MKT: ESNC).  The Company will be doing business as EnSync Energy Systems.

Holu Energy LLC

On August 17, 2015, Holu Energy LLC was established as a majority owned entity of EnSync, Inc.  The entity is based in Honolulu, Hawaii and is dedicated to the development of energy projects and related equipment sales.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Under the supervision and with the participation of our management, including our CEO and Vice President of Finance, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of June 30, 2015.  The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company to conform with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements of fraud.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the year ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

Not applicable

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2015 annual meeting of shareholders to be held on November 17, 2015 and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2015 annual meeting of shareholders to be held on November 17, 2015 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2015 annual meeting of shareholders to be held on November 17, 2015 and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2015 annual meeting of shareholders to be held on November 17, 2015 and is incorporated herein by reference.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2015 annual meeting of shareholders to be held on November 17, 2015 and is incorporated herein by reference.

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included in Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2015 and 2014
Consolidated Statements of Operations for the Years ended June 30, 2015 and 2014
Consolidated Statements of Comprehensive Loss for the Years ended June 30, 2015 and 2014
Consolidated Statements of Changes in Equity for the Years ended June 30, 2015 and 2014
Consolidated Statements of Cash Flows for the Years ended June 30, 2015 and 2014
Notes to the Consolidated Financial Statements

Financial Statement Schedules

Financial statement schedules have been omitted because they either are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Exhibits

The Exhibit Index immediately preceding the exhibits required to be filed with this report is incorporated herein by reference.

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K Annual Report to be signed on its behalf by the undersigned on September 28, 2015, thereunto duly authorized.

ENSYNC, INC.

By: /s/ Bradley L. Hansen Name: Bradley L. Hansen Title: Chief Executive Officer and President and Director (Principal Executive Officer)

By: /s/ Dilek Wagner Name: Dilek Wagner Title: Vice President of Finance (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Position	Date
/s/ Bradley L. Hansen
Bradley L. Hansen	Chief Executive Officer and President (Principal Executive Officer) and Director	September 28, 2015

/s/ Dilek Wagner
Dilek Wagner	Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	September 28, 2015

/s/ Paul F. Koeppe
Paul F. Koeppe	Chairman and Director	September 28, 2015

/s/ Eric C. Apfelbach
Eric C. Apfelbach	Vice Chairman and Director	September 28, 2015

/s/ Richard A. Abdoo
Richard A. Abdoo	Director	September 28, 2015

/s/ Manfred E. Birnbaum
Manfred E. Birnbaum	Director	September 28, 2015

/s/ James H. Ozanne
James H. Ozanne	Director	September 28, 2015

/s/ Theodore Stern
Theodore Stern	Director	September 28, 2015

/s/ Hoong Khoeng Cheong
Hoong Khoeng Cheong	Director	September 28, 2015

Exhibit No.	Description	Incorporated by Reference to
3.1	Articles of Incorporation of EnSync, Inc., as amended
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 14, 2015
3.4	Amended and Restated By-laws of EnSync, Inc. (as of November 4, 2009)
4.1	Form of Stock Certificate
4.2	Form of Common Stock Purchase Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on August 14, 2009
4.3	Form of Warrant	Incorporated by reference to the Company’s Report on Form 8-K filed on March 9, 2010
4.4	Form of Underwriter Warrant	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 10, 2012
4.5	Form of Warrant	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 2, 2012
4.6	Form of Warrant	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 27, 2013
4.7	Form of Warrant	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 17, 2015
10.1*	2002 Stock Option Plan of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 16, 2008
10.2*	2005 Employee Stock Option Scheme of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on October 27, 2006
10.3*	2007 Equity Incentive Plan of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 16, 2008
10.4*	Director Nonstatutory Stock Option Agreement by and between the Company and Paul F. Koeppe dated as of November 2, 2009	Incorporated by reference to the Company’s Report on Form 8-K filed on November 4, 2009

10.5*	Nonstatutory Stock Option Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach (performance-based)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009
10.6*	Nonstatutory Stock Option Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach (time-based)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009
10.7*	2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to Appendix A attached to the Company’s Definitive Proxy Statement filed on September 24, 2010
10.8	Amendment No. 1 to 2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to Appendix A attached to the Company’s Definitive Proxy Statement filed on September 25, 2012
10.9*	2010 Omnibus Long-Term Incentive Plan Form Stock Option Award Agreement	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on January 31, 2010
10.10*	2010 Omnibus Long-Term Incentive Plan Form Restricted Stock Unit Award Agreement	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on January 31, 2010
10.11	Collaboration Agreement between the Company and Honam Petrochemical Corporation dated April 8, 2011	Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011
10.12	Joint Venture Agreement of Anhui Meineng Store Energy Co., Ltd. by and between ZBB PowerSav Holdings Limited and Anhui Xinrui Investment Co., Ltd, dated August 30, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.13	Limited Liability Company Agreement of ZBB PowerSav Holdings Limited by and between ZBB Cayman Corporation and PowerSav, Inc., dated August 30, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.14
Anhui Meineng Store Energy Co., Ltd. Supplemental Agreement to the Joint Venture Agreement by and between ZBB PowerSav Holdings Limited and Anhui Xinlong Investment Management Co., Ltd, dated November 15, 2011
Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011
10.15	License Agreement by and between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store Energy Co., Ltd., dated November 11, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011
10.16	Management Services Agreement by and between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store Energy Co., Ltd., dated November 11, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011

10.17	Form of Securities Purchase Agreement	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on September 27, 2013
10.18*	Director Compensation Policy, adopted November 6, 2013	Incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.
10.19	First Amendment to License Agreement between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store Energy Co. Ltd., dated December 3, 2013	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014
10.20	Research and Development Agreement between the Company and Lotte Chemical Corporation, dated December 16, 2013	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013
10.21	Amended License Agreement between the Company and Lotte Chemical Corporation, dated December 16, 2013	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013
10.22	Amendment to Collaboration Agreement between the Company and Lotte Chemical Corporation, dated December 16, 2013	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013
10.23*	Professional Services Agreement between Jeff Reichard and the Company, dated February 7, 2014	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014
10.24*	Employment Agreement between the Company and Dilek Wagner, dated February 2, 2014	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014
10.25*	Employment Agreement between the Company and Bradley Hansen, dated May 19, 2014	Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2014
10.26*	Form of Nonstatutory Option Agreement issued on May 19, 2014 to Bradley Hansen	Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2014

10.27*	Amended Separation Agreement between the Company and Charles Stankiewicz, dated May 19, 2014	Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2014
10.28*	Amended and Restated Employment Agreement between the Company and Eric Apfelbach, dated September 30, 2014	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2014
10.29*	Amended and Restated Employment Agreement between the Company and Kevin Dennis, dated September 30, 2014	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2014
10.30*	Restricted Stock Unit Award Agreement between the Company and Bradley Hansen, dated July 15, 2014	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014
10.31	Amended and Restated Management Services Agreement between Anhui Meineng Store Energy Co., Ltd. and ZBB Powersav Holdings Limited, dated July 1, 2014	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014
10.32*	Amended and Restated Employment Agreement between the Company and Daniel Nordloh, dated September 30, 2014	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014
10.33*	Amended and Restated Employment Agreement between the Company and Anthony Siebert, dated September 30, 2014	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014
10.34*	Amendment No. 2 to the 2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to Appendix A attached to the Company’s Definitive Proxy Statement filed on October 9, 2014
10.35*	Amendment No. 1 to the 2012 Non-Employee Director Equity Compensation Plan	Incorporated by reference to Appendix B attached to the Company’s Definitive Proxy Statement filed on October 9, 2014
10.36	Securities Purchase Agreement between the Company and Solar Power, Inc., dated April 17, 2015	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2015
10.37	Form of Supply Agreement	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 17, 2015
10.38	Governance Agreement between the Company and Solar Power, Inc., dated July 13, 2015	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 14, 2015
10.39*	Amendment to Employment Agreement between the Company and Bradley Hansen, dated July 13, 2015	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 14, 2015

21	Subsidiaries of EnSync, Inc.
23.1	Consent of Baker Tilly Virchow Krause, LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files