Form 10-Q
period 2015-09-30
EnSync, Inc.
filed 2015-11-16
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
Commission File Number: 001-33540
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

(262) 253-9800
 (Registrant's telephone number, including area code)
__________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  ☑ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ Yes   ☑ No
Securities registered pursuant to Section 12(b) of the Act:

Class	Shares Outstanding as of November 16, 2015
Common Stock, $0.01 Par Value Per Share	47,157,459

ENSYNC, INC.

(*)  All of the financial statements contained in this Quarterly Report are unaudited with the exception of the financial information at June 30, 2015, which has been derived from our audited financial statements at that date and should be read in conjunction therewith.  Our audited financial statements as of June 30, 2015 and for the year then ended, and the notes thereto, can be found in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on September 28, 2015.

EnSync, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$36,328,358	$10,757,461
Restricted cash on deposit	60,208	60,193
Accounts receivable, net	135,019	113,093
Inventories, net	2,283,817	1,198,117
Prepaid expenses and other current assets	833,944	441,537
Deferred financing costs	-	545,825
Customer intangible assets	163,321	-
Note receivable	162,132	159,107
Deferred project costs	137,124	-
Project assets	2,350,292	-
Total current assets	42,454,215	13,275,333
Long-term assets:
Property, plant and equipment, net	3,956,622	4,164,912
Investment in investee company	2,360,820	2,408,528
Goodwill	803,079	803,079
Total assets	$49,574,736	$20,651,852

Liabilities and Equity
Current liabilities:
Current maturities of bank loans and notes payable	$326,746	$324,626
Accounts payable	1,396,439	1,056,744
Accrued expenses	730,400	1,129,166
Customer deposits	1,213,119	1,177,155
Accrued compensation and benefits	305,355	235,351
Total current liabilities	3,972,059	3,923,042
Long-term liabilities:
Bank loans and notes payable, net of current maturities	971,239	1,053,581
Deferred revenue	13,290,000	-
Total liabilities	18,233,298	4,976,623
Commitments and contingencies (Note 15)

Equity
Series B redeemable convertible preferred stock ($0.01 par value, $1,000 face value) 3,000 shares authorized and issued, 2,575 shares outstanding, preference in liquidation of $5,712,387 and $5,635,866 as of September 30, 2015 and June 30, 2015, respectively	26	26

Series C convertible preferred stock ($0.01 par value, $1,000 face value),
28,048 and 0 shares authorized, issued, and outstanding, preference in liquidation of $23,918,573 and $0 as of September 30, 2015 and June 30, 2015, respectively	280	-

Common stock ($0.01 par value); 150,000,000 authorized, 47,157,459 and 39,129,334 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	1,179,889	1,099,608
Additional paid-in capital	136,473,360	117,104,936
Accumulated deficit	(106,431,459)	(102,674,049)
Accumulated other comprehensive loss	(1,591,136)	(1,589,486)
Total EnSync, Inc. equity	29,630,960	13,941,035
Noncontrolling interest	1,710,478	1,734,194
Total equity	31,341,438	15,675,229
Total liabilities and equity	$49,574,736	$20,651,852

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,
	2015	2014
Revenues
Product sales	$150,536	$549,341
Engineering and development	122,440	15,520
Total Revenues	272,976	564,861

Costs and Expenses
Cost of product sales	(13,835)	226,800
Cost of engineering and development	54,147	109,163
Advanced engineering and development	1,671,442	1,406,746
Selling, general, and administrative	2,226,974	2,059,553
Depreciation and amortization	178,590	154,516
Total Costs and Expenses	4,117,318	3,956,778

Loss from Operations	(3,844,342)	(3,391,917)

Other Income (Expense)
Equity in loss of investee company	(47,708)	(82,502)
Gain on investment in investee company	-	1,257,407
Interest income	4,616	3,611
Interest expense	(15,130)	(27,580)
Other income	76,437	-
Total Other Income (Expense)	18,215	1,150,936

Loss before benefit for Income Taxes	(3,826,127)	(2,240,981)

Benefit for Income Taxes	-	-
Net loss	(3,826,127)	(2,240,981)
Net loss attributable to noncontrolling interest	68,716	82,502
Gain attributable to noncontrolling interest	-	(481,870)
Net Loss Attributable to EnSync, Inc.	(3,757,411)	(2,640,349)
Preferred Stock Dividend	(76,521)	(47,809)
Net Loss Attributable to Common Shareholders	$(3,833,932)	$(2,688,158)

Net loss per share
Basic and diluted	$(0.08)	$(0.09)

Weighted average shares-basic and diluted	45,998,899	30,620,518

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended September 30,
	2015	2014
Net loss	$(3,826,127)	$(2,240,981)
Foreign exchange translation adjustments	(1,650)	4,170
Comprehensive loss	(3,827,777)	(2,236,811)
Net (income) loss attributable to noncontrolling interest	68,716	(399,368)
Comprehensive Loss Attributable to EnSync, Inc.	$(3,759,061)	$(2,636,179)

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest

	Shares	Amount	Shares	Amount	Shares	Amount

Balance: June 30, 2014	2,575	$26	-	$-	25,651,389	$964,828	$102,286,450	$(89,788,242)	$(1,599,875)	$1,646,240

Net (loss) income								(12,885,808)		74,198
Net currency translation adjustment									10,389
Issuance of common stock, net of costs and underwriting fees					13,248,000	132,480	13,557,257
Stock-based compensation					229,945	2,300	1,261,229
Contribution of captital from noncontrolling interest										13,756
Balance: June 30, 2015	2,575	26	-	-	39,129,334	1,099,608	117,104,936	(102,674,049)	(1,589,486)	1,734,194

Net loss								(3,757,411)		(68,716)
Net currency translation adjustment									(1,650)
Issuance of common and preferred stock, net of costs and other fees			28,048	280	8,000,000	80,000	19,211,913
Stock-based compensation					28,125	281	156,511
Contribution of capital from noncontrolling interest										45,000
Balance: September 30, 2015	2,575	$26	28,048	$280	47,157,459	$1,179,889	$136,473,360	$(106,431,459)	$(1,591,136)	$1,710,478

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(3,826,127)	$(2,240,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	208,290	154,516
Amortization of intangible asset	6,000	-
Stock-based compensation, net	156,792	376,392
Equity in loss of investee company	47,708	82,502
Gain on investment in investee company	-	(1,257,407)
Interest accreted on note receivable	(3,025)	(132)
Gain on bargain purchase	(76,437)	-
Changes in assets and liabilities
Accounts receivable	(21,926)	739,965
Inventories	(1,085,700)	(47,367)
Prepaids and other current assets	(392,407)	69,596
Refundable income taxes	-	6,571
Deferred project costs	(137,124)	-
Project assets	(2,198,770)	-
Accounts payable	339,695	(48,719)
Accrued expenses	(416,930)	(238,062)
Customer deposits	35,964	(474,572)
Accrued compensation and benefits	70,004	149,409
Deferred revenue	13,290,000	-
Net cash provided by (used in) operating activities	5,996,007	(2,728,289)
Cash flows from investing activities
Cash paid for business combination	(225,829)	-
Change in restricted cash	(15)	700
Expenditures for property and equipment	-	(18,313)
Issuance of note receivable	-	(150,000)
Net cash used in investing activities	(225,844)	(167,613)
Cash flows from financing activities
Payment of financing costs	(261,982)	-
Repayments of bank loans and notes payable	(80,222)	(86,658)
Proceeds from issuance of preferred stock	13,300,000	-
Proceeds from issuance of common stock	6,800,000	14,837,760
Common stock issuance costs	-	(1,148,023)
Contributions of capital from noncontrolling interest	45,000	7,127
Net cash provided by financing activities	19,802,796	13,610,206
Effect of exchange rate changes on cash and cash equivalents	(2,062)	3,216
Net increase in cash and cash equivalents	25,570,897	10,717,520
Cash and cash equivalents - beginning of period	10,757,461	10,360,721

Cash and cash equivalents - end of period	$36,328,358	$21,078,241

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,241	$24,912

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
EnSync, Inc. and its subsidiaries ("EnSync," "we," "us," "our," or the "Company") develop, license, and manufacture innovative energy management systems solutions serving the commercial and industrial ("C&I") building, utility, and off-grid markets.  Incorporated in 1998, EnSync is headquartered in Menomonee Falls, Wisconsin, USA with offices in San Francisco, California, Honolulu, Hawaii, Shanghai, China and Perth, Western Australia.  In August 2015, we changed our corporate name from ZBB Energy Corporation to EnSync, Inc., and we regularly use the name EnSync Energy Systems for marketing and branding purposes.
EnSync develops and commercializes application solutions for advanced energy management systems critical to the transition from a "coal-centric economy" to one reliant on renewable energy sources.  EnSync synchronizes conventional utility, distributed generation and storage assets to seamlessly ensure the least expensive and most reliable electricity available, thus enabling the future of energy networks.  These advanced systems directly connect wind and solar equipment to the grid and other systems than can form various levels of micro-grids as well as power quality regulation solutions.  EnSync brings vital power control and energy storage solutions to problems caused by incorporation of increasingly pervasive renewable energy generating assets that are part of the grid power transmission and distribution network used in commercial, industrial, and multi-tenant buildings.  The Company also develops and commercializes energy management systems for off-grid applications such as island or remote power.
The condensed consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.) located in Perth, Australia, Century West PNL LLC, Kona CE, LLC, its eighty-five percent owned subsidiary Holu Energy LLC, and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong, which was formed in connection with the Company's investment in a China joint venture.
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial data and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included.  Operating results for the three month period ended September 30, 2015 are not necessarily indicative of the results that might be expected for the year ending June 30, 2016.
The condensed consolidated balance sheet at June 30, 2015 has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by US GAAP.  For a more complete discussion of accounting policies and certain other information, refer to the Company's annual report filed on Form 10-K for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission on September 28, 2015.
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
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  It is reasonably possible that the estimates we have made may change in the near future.  Significant estimates underlying the accompanying condensed consolidated financial statements include those related to:
•	the timing of revenue recognition;
•	allocation of purchase price in the business combination;
•	the allowance for doubtful accounts;
•	provisions for excess and obsolete inventory;
•	the lives and recoverability of property, plant and equipment and other long-lived assets, including goodwill;
•	contract costs, losses, and reserves;
•	warranty obligations;
•	income tax valuation allowances;
•	stock-based compensation; and
•	valuation of equity instruments and warrants.

Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, restricted cash on deposit, accounts receivable, a note receivable, accounts payable, bank loans and notes payable, and equity instruments.  The carrying amounts of the Company's financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, except for the bank loans and notes payable, equity instruments, and warrants.  The carrying amount of the bank loans and notes payable approximates fair value due to the interest rate and terms approximating those available to us for similar obligations.  The fair value of the nonconvertible attribute and conversion option of the Series C Preferred Stock and related Warrant was determined using the Option-Pricing Method ("OPM") as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a "with" and "without" methodology to bifurcate the Series C Preferred conversion feature.  The OPM model treats the various equity securities as call options on the total equity value contingent upon each security's strike price or participation rights.  The Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value estimated based on the back-solve methodology to reconcile the closing common stock price as of the valuation date; (ii) a term in alignment with the terms of the Supply Agreement; (iii) a risk free rate from the Federal Reserve Board's H.15 release as of the transaction date; (iv) the volatility of the Company's publicly traded stock price; and (v) the performance vesting requirements of the equity instruments that were expected to be met.
The Company accounts for the fair value of financial instruments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures."  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlates to the level or pricing observability.  FASB ASC Topic 820 describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
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
Restricted Cash on Deposit
The Company had $60,208 and $60,193 in restricted cash on deposit as of September 30, 2015 and June 30, 2015, respectively, as collateral for certain credit arrangements.

Accounts Receivable
Credit is extended based on an evaluation of a customer's financial condition.  Accounts receivable are stated at the amount the Company expects to collect from outstanding balances.  The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable are stated net of an allowance for doubtful accounts of $11,074 as of September 30, 2015 and June 30, 2015.  The composition of accounts receivable by aging category is as follows as of:

	September 30, 2015	June 30, 2015
Current	$25,653	$4,291
30-60 days	563	-
60-90 days	-	3,555
Over 90 days	108,803	105,248
Total	$135,019	$113,093
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
Customer Intangible Asset
Customer intangible assets are reviewed quarterly for impairment due to the expected short-term nature of the asset.  The customer intangible asset is amortized as revenue from the acquired contracts is recognized in our condensed consolidated statements of operations.  To date, there have been no write-offs recorded for impairments.
The gross carrying value of the customer intangible asset is $169,321 and the accumulated amortization as of September 30, 2015 is $6,000.  Amortization expense recognized during the three months ended September 30, 2015 was $6,000 and there was no amortization expense recognized during the three months ended September 30, 2014.
Note Receivable
The Company has one note receivable from an unrelated party.  The note matures on December 15, 2015 and is classified as "Note receivable" in the financial statements.  We regularly evaluate the financial condition of the borrower to determine if any reserve for an uncollectible amount should be established.  To date, no such reserve is required.
Deferred Project Costs
Deferred project costs represents the costs that the Company capitalizes as project assets for arrangements that we accounted for as real estate transactions after we have entered into a definitive sales arrangement, but before the sale is completed or before we have met all criteria to recognize the sale as revenue.  We classify deferred project costs as current if the completion of the sale and the meeting of all revenue recognition criteria are expected within the next 12 months.
If a project is completed and begins commercial operation prior to entering into or the closing of a sales agreement, the completed project will remain in project assets or deferred project costs until the sale of such project closes.  Any income generated by such project while it remains within project assets or deferred project costs is accounted for as a reduction in our basis in the project, which at the time of sale and meeting all revenue recognition criteria will be recorded within cost of sales.
Project Assets
Project assets consist primarily of capitalized costs which are incurred by the Company prior to the sale of the photovoltaic, storage or energy management systems and power purchase agreement to a third-party.  These costs are typically for the construction, installation and development of these projects.  Construction and installation costs include primarily material and labor costs.  Development fees can include legal, consulting, permitting, and other similar costs.  Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our condensed consolidated balance sheet until the sale is completed and we have met all of the criteria to recognize the sale of revenue, which is typically subject to real estate revenue recognition requirements.  We expense project assets to cost of sales after each respective project asset is sold to a customer and all revenue recognition criteria have been met (matching the expensing of costs to the underlying revenue recognition method).  We classify project assets as current as the time required to develop, construct, and sell the projects is expected within the next 12 months.

We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  We consider a project commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed.  We consider a partially developed or partially constructed project commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets.  We examine a number of factors to determine if the project will be recoverable, the most notable of which include whether there are any changes in environmental, ecological, permitting, market pricing, or regulatory conditions that impact the project.  Such changes could cause the costs of the project to increase or the selling price of the project to decrease.  If a project is not considered recoverable, we impair the respective project assets and adjust the carrying value to the estimated recoverable amount, with the resulting impairment recorded within operating expenses. The Company did not record any impairment charges during the three months ended September 30, 2015.
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

The Company completed a review of the estimated useful lives of specific assets for the three months ended September 30, 2015 and determined that there were no changes in  the estimated useful lives of assets.
Impairment of Long-Lived Assets
In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant, equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.
If such an indication exists, the recoverable amount of the asset is compared to the asset's carrying value.  Any excess of the asset's carrying value over its recoverable amount is expensed in the statement of operations.  In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were no long-lived assets impaired as of September 30, 2015 and June 30, 2015.
Investment in Investee Company
Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting.  Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company.  Under the equity method of accounting, an investee company's accounts are not reported in the Company's condensed consolidated balance sheets and statements of operations; however, the Company's share of the earnings or losses of the investee company is reflected in the caption ''Equity in loss of investee company" in the condensed consolidated statements of operations.  The Company's carrying value in an equity method investee company is reported in the caption ''Investment in investee company'' in the Company's condensed consolidated balance sheets.
When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's condensed consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding.  When the investee company subsequently reports income, the Company will not record its share of such income until it equals or exceeds the amount of its share of losses not previously recognized.

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
The first step of the impairment test requires the comparing of a reporting unit's fair value to its carrying value.  If the carrying value is less than the fair value, no impairment exists and the second step is not performed.  If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment.  In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit's goodwill.  The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of September 30, 2015 and June 30, 2015.
Accrued Expenses
Accrued expenses consist of the Company's present obligations related to various expenses incurred during the period and includes a reserve for estimated contract losses, other accrued expenses, and warranty obligations.  Included in accrued expenses as of September 30, 2015 and June 30, 2015 is a reserve of approximately $346,000 and $685,000, respectively, for a product upgrade initiative established in the fourth quarter of fiscal 2014.
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
Warranty Obligations
The Company typically warrants its products for the shorter of twelve months after installation or eighteen months after date of shipment.  Warranty costs are provided for estimated claims and charged to cost of product sales as revenue is recognized.  Warranty obligations are also evaluated quarterly to determine a reasonable estimate for the replacement of potentially defective materials of all energy storage systems that have been shipped to customers within the warranty period.
While the Company actively engages in monitoring and improving its evolving battery and production technologies, there is only a limited product history and relatively short time frame available to test and evaluate the rate of product failure.  Should actual product failure rates differ from the Company's estimates, revisions are made to the estimated rate of product failures and resulting changes to the liability for warranty obligations.  In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.
As of September 30, 2015 and June 30, 2015, included in the Company's accrued expenses were $152,681 and $176,967, respectively, related to warranty obligations.  The following is a summary of accrued warranty activity:
	September 30, 2015	June 30, 2015
Beginning balance	$176,967	$731,910
Accruals for warranties during the period	11,894	167,901
Settlements during the period	(14,052)	(480,683)
Adjustments relating to preexisting warranties	(22,128)	(242,161)
Ending balance	$152,681	$176,967

Revenue Recognition
Revenues are recognized when persuasive evidence of a contractual arrangement exits, delivery has occurred or services have been rendered, the seller's price to buyer is fixed and determinable, and collectability is reasonably assured.  The portion of revenue related to installation and final acceptance, is deferred until such installation and final customer acceptance are completed.

From time to time, the Company may enter into separate agreements at or near the same time with the same customer.  The Company evaluates such agreements to determine whether they should be accounted for individually as distinct arrangements or whether the separate agreements are, in substance, a single multiple element arrangement.  The Company evaluates whether the negotiations are conducted jointly as part of a single negotiation, whether the deliverables are interrelated or interdependent, whether the fees in one arrangement are tied to performance in another arrangement, and whether elements in one arrangement are essential to another arrangement.  The Company's evaluation involves significant judgment to determine whether a group of agreements might be so closely related that they are, in effect, part of a single arrangement.
Our collaboration agreements typically involve multiple elements or deliverables, including upfront fees, contract research and development, milestone payments, technology licenses or options to obtain technology licenses, and royalties.  For these arrangements, revenues are recognized in accordance with FASB ASC Topic 605-25, "Revenue Recognition – Multiple Element Arrangements."  The Company's revenues associated with multiple element contracts is based on the selling price hierarchy, which utilizes vendor-specific objective evidence ("VSOE") when available, third-party evidence ("TPE") if VSOE is not available, and if neither is available then the best estimate of the selling price is used.  The Company utilizes best estimate for its multiple deliverable transactions as VSOE and TPE do not exist.  To be considered a separate element, the product or service in question must represent a separate unit under SEC Staff Accounting Bulletin 104, and fulfill the following criteria: the delivered item(s) has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. For arrangements containing multiple elements, revenue from time and materials based service arrangements is recognized as the service is performed.  Revenue relating to undelivered elements is deferred at the estimated fair value until delivery of the deferred elements.  If the arrangement does not meet all criteria above, the entire amount of the transaction is deferred until all elements are delivered.
The portion of revenue related to engineering and development is recognized ratably upon delivery of the goods or services pertaining to the underlying contractual arrangement, or revenue is recognized as certain activities are performed by the Company over the estimated performance period.
The Company recognizes revenue for the sales of power purchase agreement ("PPA") systems following the guidance in FASB ASC Topic 360, "Accounting for Sales of Real Estate."  We record the sale as revenue after the initial and continuing investment requirements have been met and whether collectability from the buyer is reasonably assured.  We may align our revenue recognition and release our project assets or deferred project costs to cost of sales with the receipt of payment from the buyer if the sale has been consummated and we have transferred the usual risks and rewards of ownership to the buyer.
The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in product revenues and shipping costs in cost of sales.  The Company reports its revenues net of estimated returns and allowances.
Total revenues of $272,976 and $564,861 were recognized for the three months ended September 30, 2015 and September 30, 2014, respectively.  Revenues for the three months ended September 30, 2015 were comprised of two significant customers (49% and 46% of total revenue) and revenues for the three months ended September 30, 2014 were comprised of two significant customers (62% and 30% of total revenue).  The Company had three significant customers with outstanding receivable balances of $77,000, $31,000, and $14,000 (60%, 24% and 11% of accounts receivable, net) as of September 30, 2015.  The Company had two significant customers with outstanding receivable balances of $77,000 and $31,000 (68% and 28% of accounts receivable, net) as of June 30, 2015.
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

On April 8, 2011, the Company entered into a Collaboration Agreement (the "Collaboration Agreement") with Honam Petrochemical Corporation, now known as Lotte Chemical Corporation ("Lotte"), pursuant to which the Company and Lotte collaborated on the technical development of the Company's third generation zinc bromide flow battery module (the "Version 3 Battery Module") and Lotte received a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in South Korea and a non-exclusive royalty-bearing license to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.
On December 16, 2013, the Company and Lotte entered into a Research and Development Agreement (the "R&D Agreement") pursuant to which the Company has agreed to develop and provide to Lotte a 500kWh zinc bromide flow battery system, including a zinc bromide chemical flow battery module and related software (the "Product"), on the terms and conditions set forth in the R&D Agreement (the "Lotte Project").  The Lotte Project is scheduled to continue until December 16, 2015, unless extended by the mutual agreement of the Company and Lotte.  Subject to the satisfaction of certain specified milestones, Lotte is required to make payments to the Company under the R&D Agreement totaling $3,000,000 over the term of the Lotte Project.  We recognize revenue based upon a Performance Based Method pursuant to the model described in FASB ASC Subtopic 980-605-25, where revenue is recognized based on the lesser of the amount of nonrefundable cash received or the amounts due based on the proportional amount of the total effort expected to be expended on the contract that has been provided to date as there does not exist substantial doubt that the milestones will be achieved.  The Company recognized $122,440 of revenue under this agreement for the three months ended September 30, 2015, and no revenue under the R&D Agreement for the three months ended September 30, 2014.
Overall since the agreement date through September 30, 2015 there were $5,250,000 of payments received and $5,003,268 of revenue recognized under the Lotte agreements.
Included in engineering and development revenues were $122,440 and $15,520 for the three months ended September 30, 2015 and September 30, 2014, respectively, related to collaborative agreements.  Engineering and development costs related to the collaboration agreements totaled $54,147 and $109,163 for the three months ended September 30, 2015 and September 30, 2014, respectively.
As of September 30, 2015 and June 30, 2015, the Company had no unbilled amounts from engineering and development contracts in process.  The Company had received $247,000 and $370,000, which is included in "Customer deposits" in the condensed consolidated balance sheets, of customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work, as of September 30, 2015, and June 30, 2015, respectively.
Advanced Engineering and Development Expenses
In accordance with FASB ASC Topic 730, "Research and Development," the Company expenses advanced engineering and development costs as incurred.  These costs consist primarily of materials, labor, and allocable indirect costs incurred to design, build, and test prototype units, as well as the development of manufacturing processes for these units.  Advanced engineering and development costs also include consulting fees and other costs.
To the extent these costs are separately identifiable, incurred and funded by advanced engineering and development type agreements with outside parties, they are shown separately on the condensed consolidated statements of operations as a "Cost of engineering and development."
Stock-Based Compensation
The Company measures all "Share-Based Payments," including grants of stock options, restricted shares and restricted stock units in its condensed consolidated statement of operations based on their fair values on the grant date, which is consistent with FASB ASC Topic 718, "Stock Compensation," guidelines.
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
The Company compensates its outside directors primarily with restricted stock units ("RSUs") rather than cash.  The grant date fair value of the RSU awards is determined using the closing stock price of the Company's common stock on the day prior to the date of the grant, with the compensation expense amortized over the vesting period of restricted stock unit awards, net of estimated forfeitures.
The Company only recognizes expense for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards.  See further discussion of stock-based compensation in Note 11.

Advertising Expense
Advertising costs of $6,656 and $7,563 for the three months ended September 30, 2015 and September 30, 2014, respectively, were charged to selling, general, and administrative expenses as incurred.
Income Taxes
The Company records deferred income taxes in accordance with FASB ASC Topic 740, "Accounting for Income Taxes."  FASB ASC Topic 740 requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of September 30, 2015 and June 30, 2015.
The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.
The Company's U.S. Federal income tax returns for the years ended June 30, 2012 through June 30, 2015 and the Company's Wisconsin and Australian income tax returns for the years ended June 30, 2011 through June 30, 2015 are subject to examination by taxing authorities.  As of September 30, 2015, there were no examinations in progress.
Foreign Currency
The Company uses the United States dollar as its functional and reporting currency, while the Australian dollar and Hong Kong dollar are the functional currencies of its foreign subsidiaries.  Assets and liabilities of the Company's foreign subsidiaries are translated into United States dollars at exchange rates that are in effect at the balance sheet date while equity accounts are translated at historical exchange rates.  Income and expense items are translated at average exchange rates which were applicable during the reporting period.  Translation adjustments are recorded in accumulated other comprehensive loss as a separate component of equity in the condensed consolidated balance sheets.
Loss per Share
The Company follows the FASB ASC Topic 260, "Earnings per Share," provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the three months ended September 30, 2015 and September 30, 2014 there were 10,259,093 and 9,106,790 shares of common stock underlying convertible preferred stock, options, restricted stock units and warrants that are excluded, respectively.
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
In September 2015, the FASB issued Accounting Standards Updated ("ASU") 2015-16 – Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  The amendments in this update eliminate the requirement for entities to retrospectively account for adjustments made to provisional amounts recognized in a business combination.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim reporting periods within those fiscal years.  The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date.  The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.
In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.  The amendment defers the effective date of ASU 2014-09 for all entities by one year.  Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.
In July 2015, the FASB issued ASU 2015-11 – Inventory (Topic 330): Simplifying the Measurement of Inventory.  The amendment was issued to modify the process in which entities measure inventory.  The amendment does not apply to inventory measured using last-in, first-out ("LIFO") or the retail inventory method.  This amendment requires entities to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method.  The amendments are effective for fiscal years beginning after December 31, 2016, including interim periods within those fiscal years on a prospective basis with earlier application permitted as of the beginning of an interim or annual reporting period.  The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02 – Consolidation (Topic 810): Amendments to the Consolidation Analysis.  The amendment is intended to improve certain areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures.  The amendment simplifies reporting requirements by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VIE"), and changing consolidation conclusions for public companies in several industries that typically make use of limited partnerships or VIEs.  The amendment is effective for fiscal years beginning after December 31, 2015.  Early adoption is permitted.  The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.
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
In August 2014, the FASB issued ASU 2014-15 – Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40).  The update requires management to perform a going concern assessment if there is substantial doubt about an entity's ability to continue as a going concern within one year of the financial statement issuance date.  Under the new standard, the definition of substantial doubt incorporates a likeliness threshold of "probable" that is consistent with the current use of the term defined in US GAAP for loss contingencies (Topic 450 – Contingencies).  Management will need to consider conditions that are known and reasonably knowable at the financial statement issuance date and determine whether the entity will be able to meet its obligations within the one-year period.  Additional disclosures are required if it is probable that the entity will be unable to meet its current obligations.  The amendments in this ASU will be effective for annual periods ending after December 15, 2016.  Early adoption is permitted.  The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.
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
In April 2014, the FASB issued ASU 2014-08 - Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The update changes the requirements for reporting discontinued operations in Subtopic 205-20.  To be classified as a discontinued operation, the disposal of a component or group of components must represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results.  Examples include a disposal of a major geographic area, a major line of business or a major equity method investment.  The amendments in this ASU are effective prospectively for reporting periods beginning on or after December 15, 2014, with early adoption permitted.  The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05 – Foreign Currency Matters (Topic 830) – Parent's Accounting for the Cumulative Translation Adjustment upon derecognition of Certain Subsidiaries or Group of Assets within a Foreign Entity or of an Investment in a Foreign Entity.  These amendments provide guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a group of assets that is a non-profit activity or a business within a foreign entity.  In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions.  The amendments are effective for fiscal years and interim reporting periods within those years, beginning after December 15, 2013.  The amendments should be applied prospectively to derecognition events occurring after the effective date.  Prior periods should not be adjusted.  Early adoption was permitted.  If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity's fiscal year of adoption.  The Company was required to adopt this standard beginning July 1, 2014.  The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.
NOTE 2 - GLOBAL STRATEGIC PARTNERSHIP WITH SOLAR POWER, INC.
On July 13, 2015, the Company entered into a global strategic partnership with Solar Power, Inc. ("SPI"), which includes a Securities Purchase Agreement, a Supply Agreement, and a Governance Agreement.
Pursuant to the Securities Purchase Agreement, SPI purchased, for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of common stock (the "Purchased Common Shares") and (ii) 28,048 shares of Series C Convertible Preferred Stock (the "Purchased Preferred Shares") which are convertible, subject to the completion of projects under our Supply Agreement with SPI (as described below), into a total of up to 42,000,600 shares of Common Stock.
The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678, and the aggregate purchase price for the Purchased Preferred Shares was determined based on price of $0.6678 per common equivalent.  Pursuant to the Securities Purchase Agreement, the Company also issued to SPI a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the "Warrant"), at a per share exercise price of $0.7346.
The Company incurred $807,807 of financing related costs in connection with the transaction.  The specific costs directly attributable to the Securities Purchase Agreement have been charged against the gross proceeds of the offering.

The Company also entered into a supply agreement with SPI pursuant to which the Company agreed to sell and SPI agreed to purchase certain products and services offered by the Company from time to time, including certain energy management system solutions for solar projects (the "Supply Agreement").  Under the Supply Agreement, SPI agreed to purchase energy storage systems with a total combined power output of 40 megawatts (MW) over a four-year period.
The Company also entered into a governance agreement with SPI (the "Governance Agreement") that provides SPI certain rights regarding the Company's Board of Directors and other select governance rights.
Terms of the Purchased Preferred Shares
The Purchased Preferred Shares are perpetual, are not eligible for dividends, and are not redeemable.  Upon any liquidation, dissolution, or winding up of the Company (a "Liquidation") or a Fundamental Transaction (as defined in the Certificate of Designation for the Series C Preferred Stock), holders of the Purchased Preferred Shares are entitled to receive out of the assets of the Company an amount equal to the higher of (1) the Stated Value, which was $28,048,000 as of September 30, 2015 and (2) the amount payable to the holder if it had converted the shares into common stock immediately prior to the Liquidation or Fundamental Transaction, for each share of the Purchased Preferred Stock after any distribution or payment to the holders of the Series B Preferred Stock and before any distribution or payment shall be made to the holders of the Company's existing Common Stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed shall be ratably distributed in accordance with respective amount that would be payable on such shares if all amounts payable thereon were paid in full, which was $23,918,573 as of September 30, 2015.
Except as required by law or as set forth in the Certificate of Designation for the Series C Preferred Stock, the Purchased Preferred Shares do not have voting rights.  While the Series C Preferred Stock is outstanding, the Company may not pay dividends on its common stock and may not redeem more than $100,000 in common stock per year.
The Purchased Preferred Shares were sold for $1,000 per share and are contingently convertible at a conversion price of $0.6678, subject to adjustment for stock splits, stock dividends, and other designated capital events.  Convertibility of the Purchased Preferred Shares is dependent upon SPI making purchases of and payments for energy storage systems under the Supply Agreement as follows:
•	The first one-fourth (the "Series C-1 Preferred Stock") of the Purchased Preferred Shares only become convertible upon the receipt of final payment for five megawatts worth of solar projects that are purchased by SPI in accordance with the Supply Agreement (the "Projects");
•	The second one-fourth (the "Series C-2 Preferred Stock") only become convertible upon the receipt of final payment for an aggregate of 15 megawatts worth of Projects;
•	The third one-fourth (the "Series C-3 Preferred Stock") only become convertible upon the receipt of final payment for an aggregate of 25 megawatts worth of Projects; and
•	The last one fourth (the "Series C-4 Preferred Stock") only become convertible upon the receipt of final payment for an aggregate of 40 megawatts worth of Projects.
The Series C Preferred Stock will not become convertible unless final payment for the Projects is received.
If SPI complies with the provisions of the Supply Agreement, as discussed below, it will make sufficient purchases for each tranche of the Purchased Preferred Shares to vest and become convertible over the next four years.  However, the shares will become convertible whenever final payment is received for the specified purchases, even if the payments are made later or earlier than the schedule laid out in the Supply Agreement.

Terms of the Warrant
The Warrant entitles SPI to purchase 50,000,000 shares of the Company's common stock for an aggregate exercise price of $36,729,000, or $0.7346 per share, subject to adjustment for stock splits, stock dividends, and other designated capital transactions.  The Warrant may not be partially exercised.
The Warrant vests and becomes exercisable once SPI purchases and pays for 40 megawatts of Projects, and will not vest or become exercisable if those purchases and payments do not occur before the termination of the Warrant, which will occur, whether the Warrant has vested or not, on July 13, 2019.  Prior to exercise, the Warrant provides SPI with no voting rights.
If SPI complies with the provisions of the Supply Agreement, as discussed below, it will make sufficient purchases for the Warrant to vest and become exercisable prior to its termination.  As of September 30, 2015, no purchases have been made under the Supply Agreement and the Warrant is therefore not vested or exercisable.  As the closing price of the Company's common stock at September 30, 2015 was below the exercise price of the Warrant, the Warrant was out-of-the-money at that date.
Terms of the Supply Agreement
Pursuant to the Supply Agreement, the Company agreed to sell and SPI agreed to purchase products and services offered by the Company from time to time, including energy management system solutions for solar projects.  The Supply Agreement provides that the Company agreed to sell and SPI agreed to purchase products and related services that have an aggregated total of at least 5 megawatts of energy storage rated power output within the first year of the Supply Agreement, 15 megawatts within the first two years, 25 megawatts within the first three years, and 40 megawatts within the first four years of the Supply Agreement.  Presuming that these commitments are met, all of the Purchased Preferred Shares will become convertible and the Warrant will vest, as described above.
The Supply Agreement contains customary representations, warranties and covenants by the Company and SPI and prohibits the Company from selling lower quantities of its Products and Services (each as defined in the Supply Agreement) to other buyers at prices below those provided to SPI.  However, the Supply Agreement does not otherwise set the prices at which any Products or Services will be sold.  The Supply Agreement is terminable upon one year prior written notice by either party; however, neither party may terminate the Supply Agreement until all of the Purchased Preferred Shares have become convertible.
Accounting for the Securities Purchase Agreement and the Supply Agreement
At closing on July 13, 2015, the Company recognized the fair value of the Purchased Common Shares ($6.8 million, determined by reference to the closing price of the Company's common stock on the NYSE MKT) as an increase to equity.  The Company also recognized as equity the fair value of the Series C Preferred Stock ignoring the contingent convertibility on the closing date.  The closing date fair value of the Series C Preferred Stock ignoring the contingent convertibility of those shares was estimated at $13.3 million.  This price was determined using the Option-Pricing Method ("OPM") as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a "with" and "without" methodology to bifurcate the Series C Preferred conversion feature.  The OPM model treats the various equity securities as call options on the total equity value contingent upon each securities strike price or participation rights.  At closing of the transaction, the Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value of $122.8 million, estimated based on the back-solve methodology to reconcile the closing common stock price ($0.85) as of the valuation date; (ii) a term of four years, in alignment with the terms of the Supply Agreement; (iii) a risk free rate of 1.4%, from the Federal Reserve Board's H.15 release as of the transaction date; (iv) a volatility of 101.3%, based on the volatility of the Company's publicly traded stock price; and (v) the performance vesting requirements of the Purchased Preferred Shares were expected to be met.
Offering expenses of $807,807 were recognized as a reduction of the offering proceeds.  The specific costs directly attributable to the Securities Purchase Agreement have been charged against the gross proceeds of the offering.
The cash received by the Company in excess of the fair value of the Purchased Common Shares and the nonconvertible attribute of the Purchased Preferred Shares was recorded as deferred revenue.  This amount was allocated to the Supply Agreement under which the Company expects to perform in the future.  The deferred revenue will be recognized as revenue as sales occur under the Supply Agreement.
Because the Purchased Preferred Shares will only become convertible when the Company receives final payment for the stated purchases under the Supply Agreement, the value of the conversion option on each tranche of Series C Preferred Stock will be recognized as a sales incentive (a reduction of revenue) and an addition to equity as purchases that lead towards convertibility of that tranche occur, so long as the Company believes it is probable that the particular tranche will become convertible, pursuant to guidance in FASB ASC Topic 605-50, "Revenue Recognition – Customer Payments and Incentives".
Because the Warrant will only vest and become exercisable if SPI makes sufficient purchases under the Supply Agreement, the same guidance provides that the fair value of the Warrant be recognized as a sales incentive (a reduction of revenue) and an addition to equity as sales occur, so long as the Company believes it is probable that SPI will make sufficient purchases during the term of the Warrant for the Warrant to vest.
As SPI does not face a penalty for not purchasing Projects under the Supply Agreement beyond the convertibility of the Purchased Preferred Shares and the loss of the Warrant, FASB ASC Topic 505-50, "Equity – Equity-Based Payments to Non-Employees", requires that the fair value of each tranche of Series C Preferred Stock be updated at each reporting date until that tranche vests according to its terms, and that the fair value of the Warrant be updated at each reporting date until the Warrant vests according to its terms.
As of September 30, 2015, the value of the conversion option on the Series C Preferred Stock was estimated to be $16.97 million and the value of the Warrant was estimated to be $19.59 million, which was determined using the Option-Pricing Method ("OPM") as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a "with" and "without" methodology to bifurcate the Series C Preferred conversion feature.  The OPM model treats the various equity securities as call options on the total equity value contingent upon each security's strike price or participation rights.  At September 30, 2015, the Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value of $81.98 million, estimated based on the back-solve methodology to reconcile the closing common stock price ($0.56) as of the valuation date; (ii) a term of 3.75 years, in alignment with the terms of the Supply Agreement; (iii) a risk free rate of 1.09%, from the Federal Reserve Board's H.15 release as of the transaction date; (iv) a volatility of 102.7%, based on the volatility of the Company's publicly traded stock price; and (v) the performance vesting requirements of the equity instruments were expected to be met.

As no sales under the Supply Agreement occurred prior to September 30, 2015, no revenue has been recognized pursuant to the Supply Agreement, and no amounts related to the convertibility option on the Series C Preferred Stock or the Warrant have been reflected in the financial statements.
Terms of Governance Agreement
In connection with the closing and pursuant to the Securities Purchase Agreement the Company entered in to a Governance Agreement with SPI (the "Governance Agreement").  Under the Governance Agreement, SPI is entitled to nominate one director to the Company's board of directors for so long as SPI holds at least 10,000 Purchased Preferred Shares or 25 million shares of Common Stock or Common Stock equivalents (the "Requisite Shares").  Additionally, for so long as SPI holds the Requisite Shares (1) following the time at which the Series C-2 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of two directors and (2) following the time at which the Series C-3 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of three directors; provided in no event shall SPI be entitled to nominate a number of directors to the Board that would represent a percentage of the Board greater than the percentage determined by dividing the number of Common Stock Equivalents held by SPI by the sum of (A) the total shares of the Company's Common Stock outstanding and (B) the number of shares of Common Stock into which the Preferred Stock held by SPI is convertible.
The Governance Agreement provides that for so long as SPI holds the Requisite Shares, the Company will not take any of the following actions without the affirmative vote of SPI: (a) change the conduct by the Company's business; (b) change the number or manner of appointment of the directors on the board; (c) cause the dissolution, liquidation or winding-up of the Company or the commencement of a voluntary proceeding seeking reorganization or other similar relief; (d) other than in the ordinary course of conducting the Company's business, cause the incurrence, issuance, assumption, guarantee or refinancing of any debt if the aggregate amount of such debt and all other outstanding debt of the Company exceeds $10 million; (e) cause the acquisition, repurchase or redemption by the Company of any securities junior to the Purchased Preferred Shares; (f) cause the acquisition of an interest in any entity or the acquisition of a substantial portion of the assets or business of any entity or any division or line of business thereof or any other acquisition of material assets, in any such case where the consideration paid exceeds $2 million, or cause the Company to engage in other Fundamental Transactions (as defined in the certificate of designation of preferences, rights and limitations of the Series C Convertible Preferred Stock); (g) cause the entering into by the Company of any agreement, arrangement or transaction with an affiliate that calls for aggregate payments (other than payment of salary, bonus or reimbursement of reasonable expenses) in excess of $120,000; (h) cause the commitment to capital expenditures in excess of $7 million during any fiscal year; (i) cause the selection or replacement of the auditors of the Company; (j) enter into of any partnership, consortium, joint venture or other similar enterprise involving the payment, contribution, or assignment by the Company or to the Company of money or assets greater than $5 million; (k) amend or otherwise change its Articles of Incorporation or by-laws or equivalent organizational documents of the Company or any subsidiary in any manner that materially and adversely affects any rights of SPI; (l) amend or otherwise change the Articles of Incorporation or by-laws or equivalent organizational documents of any Subsidiary in any manner; (m) grant, issue or sell any equity securities (with certain limited exceptions); (n) declare, set aside, make or pay any dividend or other distribution, payable in cash, stock, property or otherwise, with respect to any of its capital stock; provided, however, that the dividends called for by Section 3(b) of the Certificate of Designation of Preferences, Rights and Limitations of the Company's Series B Convertible Preferred Stock shall nonetheless continue to accrue and accumulate on each share of the Company's Series B Convertible Preferred Stock; (o) reclassify, combine, split or subdivide, directly or indirectly, any of its capital stock; (p) permit any item of material intellectual property to lapse or to be abandoned, dedicated, or disclaimed, fail to perform or make any applicable filings, recordings or other similar actions or filings, or fail to pay all required fees and taxes required or advisable to maintain and protect its interest in such intellectual property; or (q) enter into any contract, arrangement, understanding or other similar agreement with respect to any of the foregoing.
Additionally, the Governance Agreement provides a preemptive right to SPI in the case of issuances of equity securities.

NOTE 3 - CHINA JOINT VENTURE
On August 30, 2011, the Company entered into agreements providing for establishment of a joint venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China (the "Joint Venture").  Joint Venture partners include ZBB PowerSav Holdings Limited ("Holdco"), AnHui XinLong Electrical Co. and Wuhu Huarui Power Transmission and Transformation Engineering Co.  The Joint Venture was established upon receipt of certain governmental approvals from China which were received in November 2011.
The Joint Venture operates through a jointly-owned Chinese company located in Wuhu City, Anhui Province named Anhui Meineng Store Energy Co., Ltd. ("Meineng Energy").  Meineng Energy intends to initially assemble and ultimately manufacture the Company's products for sale in the power management industry on an exclusive basis in mainland China and on a non-exclusive basis in Hong Kong and Taiwan.
The Company's President and Chief Executive Officer ("President and CEO") has served as the Chief Executive Officer of Meineng Energy since December 2011.  The President and CEO owns an indirect 6% equity interest in Meineng Energy.
In connection with the Joint Venture, on August 30, 2011 the Company and certain of its subsidiaries entered into the following agreements:
•	Joint Venture Agreement of Anhui Meineng Store Energy Co., Ltd. (the "China JV Agreement") by and between ZBB PowerSav Holdings Limited, a Hong Kong limited liability company ("Holdco"), and Anhui Xinrui Investment Co., Ltd, a Chinese limited liability company; and,
•	Limited Liability Company Agreement of ZBB PowerSav Holdings Limited by and between ZBB Cayman Corporation and PowerSav New Energy Holdings Limited (the "Holdco Agreement").
In connection with the Joint Venture, upon establishment of Meineng Energy, the Company and certain of its subsidiaries entered into the following agreements:
•	Management Services Agreement by and between Meineng Energy and Holdco (the "Management Services Agreement");
•	License Agreement by and between Holdco and Meineng Energy (the "License Agreement"); and,
•	Research and Development Agreement by and between the Company and Meineng Energy (the "Research and Development Agreement").
Pursuant to the China JV Agreement, Meineng Energy was capitalized with approximately $13.6 million of equity capital.  The Company's only capital contributions to the Joint Venture were the contribution of technology to Meineng Energy via the License Agreement and $200,000 in cash.  The Company's indirect interest in Meineng Energy equaled approximately 33%.  On August 12, 2014, Meineng Energy received a cash investment of 20,000,000 RMB (approximately $3.2 million) from Wuhu Fuhai-Haoyan Venture Investment, L.P., a branch of Shenzhen Oriental Fortune Capital Co., Ltd., for a post-closing equity position of 8%.  Required governmental approval was obtained in October 2014.  This investment capital will be used to fund ongoing operations and development of the China market, and provided Meineng Energy a 250,000,000 RMB (approximately $42 million) post-closing valuation.  Following this investment, the Company's indirect investment in Meineng Energy equals approximately 30%.  The Company's indirect gain as a result of the investment was $775,537, which is net of the gain attributable to the noncontrolling interest of $481,870.
The Company's investment in Meineng Energy was made through Holdco.  Pursuant to the Holdco Agreement, the Company contributed technology to Holdco via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest.  PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest.  The initial capital contributions (consisting of the Company's technology contribution and one half of required cash contributions) were made in December 2011.  The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012.  For financial reporting purposes, Holdco's assets and liabilities are consolidated with those of the Company and PowerSav's 40% interest in Holdco is included in the Company's condensed consolidated financial statements as a noncontrolling interest.  As of September 30, 2015, the Company's indirect investment in the China JV was $718,681.
The Company's basis in the technology contributed to Holdco was $0 due to US GAAP requirements related to research and development expenditures.  The difference between the Company's basis in this technology and the valuation of the technology by Meineng Energy of approximately $4.1 million is accounted for by the Company through the elimination of the amortization expense recognized by Meineng Energy related to the technology.

The Company has the right to appoint a majority of the members of the Board of Directors of Holdco and Holdco has the right to appoint a majority of the members of the Board of Directors of Meineng Energy.
Pursuant to the Management Services Agreement, Holdco will provide certain management services to Meineng Energy in exchange for a management services fee equal to five percent of Meineng Energy's net sales for the five year period beginning on the first day of the first quarter in which the JV Company achieves operational breakeven results and three percent of Meineng Energy's net sales for the subsequent three years, provided the payment of such fees will terminate upon Meineng Energy completing an initial public offering on a nationally recognized securities exchange.  To date, no management service fee revenues have been recognized by Holdco.
Pursuant to the License Agreement (as amended on July 1, 2014), Holdco granted to Meineng Energy (1) an exclusive royalty-free license to manufacture and distribute the Company's ZBB EnerStore, zinc bromide flow battery, version three (V3) (50KW) (and any other zinc bromide flow battery product developed internally by us based on the V3 EnerStore, ranging from 50kWh to 500kWh module design) and ZBB EnerSection, power and energy control center (up to 250KW) (the "Products") in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.
Pursuant to the Research and Development Agreement, Meineng Energy may request the Company to provide research and development services upon commercially reasonable terms and conditions.  Meineng Energy would pay the Company's fully-loaded costs and expenses incurred in providing such services.
The Company had no product sales to Meineng Energy during the three months ended September 30, 2015 and September 30, 2014.  During the three months ended September 30, 2015 and September 30, 2014, the Company had total product purchases from Meineng Energy of $303 and $143,163, respectively.  As of September 30, 2015 and June 30, 2015, the total amount due to Meineng Energy was $250,562.
The operating results for Meineng Energy for the three months ended September 30, 2015 and September 30, 2014 are summarized as follows:
	Three Months Ended September 30,
	2015	2014
Revenues	$11,954	$299,041
Gross Profit (loss)	(26,011)	(33,493)
Income (loss) from operations	(378,652)	(407,784)
Net Income (loss)	(357,651)	(414,169)
NOTE 4 - BUSINESS COMBINATION
On August 17, 2015 (the "Closing Date"), Holu Energy LLC ("Holu"), the Company's 85%-owned subsidiary, entered into an Asset Purchase Agreement under which Holu acquired substantially all of the assets of Tian Shan Renewable Energy LLC ("Seller").  The transaction was accounted for as a business combination under US GAAP.  The primary reason for the business acquisition was to penetrate the Hawaii and Pacific market in general, by acquiring a local team of respected expertise, solid projects, and healthy pipeline.
The aggregate purchase consideration has been allocated to the assets acquired, including customer intangible assets, based on their respective fair values.  The fair values of the assets purchased approximate the unbilled portion of each contract per the original terms of the contracts.  This resulted in excess fair value of the net assets acquired over the purchase consideration of $244,406.
The fair value of total consideration paid includes (1) $225,829 of cash, and (2) $18,577 of contingent consideration.  The contingent consideration is comprised of 20% of the value of the unbilled portions of certain purchased assets.  Holu will pay immediately to the Seller any amount of the contingent consideration collected in full after the closing date.  Holu is not obligated to pay the Seller any amount not collected in full after six months after the date of a project's completion.  All acquired projects are expected to be completed and billed within the next 12 months.  As of September 30, 2015, none of the contingent liability has been settled and the Company expects to pay the entire contingent consideration.
Key assumptions that were used by management are as follows:
Project assets	$151,522
Customer intagible assets	169,321
Identifiable net assets	$320,843

The Company recognized a gain on the bargain purchase.  The gain is presented separately in the "Other income" line of the Company's condensed consolidated statements of operations.  Calculation of the bargain purchase was measured as follows:
Identifiable net assets acquired	$320,843
Less: Fair value of the consideration transferred	244,406
Gain on bargain purchase	$76,437
The Company was able to obtain a bargain purchase on the business combination due to the timing of the transaction.  At the time of closing, the fair value of certain contracts purchased was unknown and subsequent to the Closing Date, new information became available regarding the facts and circumstances around these customer contracts.
In addition to the consideration paid for the assets identified above, the Company settled pre-existing transactions that were accounted for separately in the amount of $171,205.  These transactions related to development and consulting services provided to the Company by the Seller prior to the acquisition date.  $159,205 of the development fees are capitalized within the "Project assets" line of the Company's balance sheet and $12,000 has been recognized in the "Selling, general, and administrative" expense line of the Company's condensed consolidated statements of operations.  The development and consulting services were settled with cash based on the original contract prices.
For financial reporting purposes, Holu's assets and liabilities are consolidated with those of the Company and the minority shareholder's 15% interest in Holu is included in the Company's condensed consolidated financial statements as a noncontrolling interest.
Acquisition Related Expenses
Included in the condensed consolidated statement of operations for the period from August 17, 2015 to September 30, 2015 were transaction expenses totaling approximately $33,700 for advisory and legal costs incurred in connection with the business acquisition.
NOTE 5 - MANAGEMENT'S PLANS AND FUTURE OPERATIONS
The accompanying condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business.  Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets.  The Company incurred a net loss of $3,757,411 attributable to EnSync, Inc. for three months ended September 30, 2015, and as of September 30, 2015 had an accumulated deficit of $106,431,459 and total EnSync, Inc. equity of $29,630,960.  The ability of the Company to settle its total liabilities of $18,233,298 and to continue as a going concern is dependent upon increasing revenues and achieving profitability.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
We believe that cash and cash equivalents on hand at September 30, 2015, expected collections on the R&D Agreement, and other potential sources of cash, will be sufficient to fund our current operations through the fourth quarter of fiscal year 2017.  However, there can be no assurances that unforeseen circumstances will not require the Company to raise additional investment capital to fund its operations.  If the Company is unable to obtain additional required funding, the Company's financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.
NOTE 6 - INVENTORIES
Inventories are comprised of the following as of:
	September 30, 2015	June 30, 2015
Raw materials	$2,108,440	$1,125,251
Work in progress	175,377	72,866
Total	$2,283,817	$1,198,117

NOTE 7 – NOTE RECEIVABLE
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
NOTE 8 - PROPERTY, PLANT & EQUIPMENT
Property, plant, and equipment are comprised of the following as of:
	September 30, 2015	June 30, 2015
Land	$217,000	$217,000
Building and improvements	3,532,375	3,532,375
Manufacturing equipment	3,937,513	3,965,750
Office equipment	400,423	407,191
Construction in process	-	35,700
Total, at cost	8,087,311	8,158,016
Less: accumulated depreciation	(4,130,689)	(3,993,104)
Property, plant and equipment, net	$3,956,622	$4,164,912

The Company recorded depreciation expense of $172,590 and $154,516 for the three months ended September 30, 2015 and September 30, 2014, respectively.
NOTE 9 - GOODWILL
The Company acquired ZBB Technologies, Inc., a former wholly-owned subsidiary, through a series of transactions in March 1996.  ZBB Technologies Inc. was subsequently merged with and into EnSync, Inc. on January 1, 2012.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of September 30, 2015 and June 30, 2015.
NOTE 10 - BANK LOANS AND NOTES PAYABLE
The Company's debt consisted of the following as of:
	September 30, 2015	June 30, 2015
Bank loans and notes payable-current	$326,746	$324,626
Bank loans and notes payable-long term	971,239	1,053,581
Total	$1,297,985	$1,378,207

Bank loans and notes payable consisted of the following as of:
	September 30, 2015	June 30, 2015

Note payable to Wisconsin Econcomic Development Corporation payable in
monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase by a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement.	$737,450	$804,550

Bank loan payable in fixed monthly payments of $6,800 of principal and
interest at a rate of 0.25% below prime, as defined, subject to a floor of 5% with any remaining principal and interest due at maturity on June 1, 2018; collateralized by the building and land.	560,535	573,657

	$1,297,985	$1,378,207

Maximum aggregate annual principal payments for fiscal periods subsequent to September 30, 2015 are as follows:
2016	$244,305
2017	332,965
2018	720,715
$1,297,985

NOTE 11 - EMPLOYEE AND DIRECTOR EQUITY INCENTIVE PLANS
The Company previously adopted the 2002 Stock Option Plan ("2002 Plan") in which a stock option committee could grant up to 1,000,000 shares to key employees or non-employee members of the board of directors.  The options vest in accordance with specific terms and conditions contained in an employment agreement.  If vesting terms and conditions are not defined in an employment agreement, then the options vest as determined by the stock option committee.  If the vesting period is not defined in an employment agreement or by the stock option committee, then the options immediately vest in full upon death, disability, or termination of employment.  Vested options expire upon the earlier of either the five year anniversary of the vesting date or termination of employment.  No shares are available to be issued under the 2002 Plan.
The Company also previously adopted the 2007 Equity Incentive Plan ("2007 Plan") that authorized the board of directors or a committee to grant up to 300,000 shares to employees and directors of the Company.  Unless defined in an employment agreement or otherwise determined, the options vest ratably over a three-year period.  Options expire 10 years after the date of grant.  No shares are available to be issued under the 2007 Plan.
In November 2010, the Company adopted the 2010 Omnibus Long-Term Incentive Plan ("Omnibus Plan") which authorizes a committee of the board of directors to grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, other stock-based awards, and cash awards.  The Omnibus Plan authorized up to 800,000 shares plus shares of Common Stock underlying any outstanding stock option of other awards granted by any predecessor employee stock plan of the Company that is forfeited, terminated, or cancelled without issuance of shares, to employees, officers, non-employee members of the board of directors, consultants, and advisors.  Unless otherwise determined, options vest ratably over a three-year period and expire 8 years after the date of grant.
At the annual meeting of shareholders held on November 7, 2012, the Company's shareholders approved an amendment of the Omnibus Plan which increased the number of shares of the Company's common stock available for issuance pursuant to awards under the Omnibus Plan by 900,000 shares and the creation of the 2012 Non-Employee Director Equity Compensation Plan ("2012 Director Equity Plan"), under which the Company may issue up to 700,000 restricted stock unit awards and other equity awards to our non-employee directors pursuant to the Company's director compensation policy.
At the annual meeting of shareholders held on November 18, 2014, the Company's shareholders approved an amendment of the Omnibus Plan which increased the number of shares of the Company's common stock available for issuance pursuant to awards under the Omnibus Plan by 1,250,000.  The shareholders also approved an amendment of the 2012 Director Equity Plan which increased the number of shares of the Company's common stock available for issuance pursuant to awards under the 2012 Director Equity Plan by 1,000,000.  As of September 30, 2015, there were a total of 480,877 shares available to be issued under the Omnibus Plan and 456,804 shares available to be issued under the 2012 Director Equity Plan.
In aggregate for all plans, at September 30, 2015 there were a total of 2,438,060 options and 1,907,910 RSUs outstanding.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method.  The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.  The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2015 and September 30, 2014 using the Black-Scholes option-pricing model:
	Three Months Ended September 30,
	2015	2014
Expected life of option (years)	4	4
Risk-free interest rate	1.14 - 1.38%	1.23 - 1.41%
Assumed volatility	100.77 - 101.70%	100.97 - 103.91%
Expected dividend rate	0.00%	0.00%
Expected forfeiture rate	6.23 - 7.97%	5.00 - 6.32%

Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.
During the three months ended September 30, 2015 and September 30, 2014, the Company's results of operations include compensation expense for stock options and RSUs granted under its various equity incentive plans.  The amount recognized in the condensed consolidated financial statements related to stock-based compensation was $156,792 and $376,392, based on the amortized grant date fair value of options and RSUs during the three months ended September 30, 2015 and September 30, 2014, respectively.
Information with respect to stock option activity is as follows:
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at June 30, 2014	1,419,068	$3.23
Options granted	423,000	0.85
Options forfeited	(264,290)	3.22
Balance at June 30, 2015	1,577,778	2.60	5.74
Options granted	1,056,500	0.76
Options forfeited	(196,218)	3.37
Balance at September 30, 2015	2,438,060	$1.74	6.60

The following table summarizes information relating to the stock options outstanding as of September 30, 2015:
	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.48 to $1.00	1,355,050	7.61	$0.73	158,050	6.56	$0.68
$1.01 to $2.50	744,360	6.51	1.51	225,932	5.88	1.80
$2.51 to $5.00	98,900	3.74	3.94	98,900	3.74	3.94
$5.01 to $7.50	224,750	2.46	6.48	224,750	2.46	6.48
$7.51 to $17.95	15,000	0.33	17.95	15,000	0.33	17.95
Balance at September 30, 2015	2,438,060	6.60	$1.74	722,632	4.55	$3.64
During the three months ended September 30, 2015, options to purchase 1,056,500 shares were granted to employees exercisable at $0.51 to $0.85 per share based on various service-based and performance-based vesting terms from July 2015 through September 2018 and exercisable at various dates through September 2023.  During the three months ended September 30, 2014, options to purchase 265,000 shares were granted to employees exercisable at $1.02 to $1.67 per share based on service based vesting terms from July 2014 through September 2017 and exercisable at various dates through September 2022.
The aggregate intrinsic value of outstanding options totaled $9,725 and was based on the Company's adjusted closing stock price of $0.56 as of September 30, 2015.

A summary of the status of unvested employee stock options as of September 30, 2015 and June 30, 2015 and changes during the three months and year then ended is presented below:
	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at June 30, 2014	822,469	$1.63
Options granted	423,000	0.85
Options vested	(347,328)	1.42
Options forfeited	(121,616)	2.31
Balance at June 30, 2015	776,525	1.19
Options granted	1,056,500	0.76
Options vested	(22,297)	1.67
Options forfeited	(95,300)	0.82
Balance at September 30, 2015	1,715,428	$0.94	7.46
Total fair value of options granted for the three months ended September 30, 2015 and September 30, 2014 was $555,314 and $193,749, respectively.  At September 30, 2015, there was $667,877 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.7 years.
The Company compensates its directors with RSUs and cash.  On November 18, 2014, 562,500 RSUs were granted to the Company's directors in partial payment of director's fees through November 2015 under the 2012 Director Equity Plan.  As of September 30, 2015, 562,500 of the RSUs had vested and there were $90,000 in director's fees expense settled with RSUs for the three months ended September 30, 2015.
As of September 30, 2015 there were no unvested RSUs and $0 in unrecognized compensation cost.  Generally, shares of common stock related to vested RSUs are to be issued six months after the holder's separation from service with the Company.
The table below summarizes the activity of the RSUs for the three months ended September 30, 2015 and the year ended June 30, 2015:
	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at June 30, 2014	1,346,813	$1.87
RSUs granted	922,500	1.05
RSUs forfeited	(103,334)	1.69
Shares issued	(229,944)	0.80
Balance at June 30, 2015	1,936,035	1.53
RSUs granted	-	-
RSUs forfeited	-	-
Shares issued	(28,125)	0.64
Balance at September 30, 2015	1,907,910	$1.63

NOTE 12 - WARRANTS
At September 30, 2015, the following warrants to purchase the Company's common stock were outstanding and exercisable:
•	81,579 warrants exercisable at $0.95 per share and which expire in September 2016 issued as placement agent's compensation in connection with the sale of $3 million of preferred stock on September 27, 2013 as described in Note 14.
•	1,710,525 warrants exercisable at $0.95 per share and which expire in September 2016 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $3.0 million of preferred stock on September 27, 2013 described in Note 14. In March 2014, 1,447,369 warrants were exercised via a cashless exercise resulting in the issuance of 850,169 shares of common stock of the Company.
•	15,000 warrants were exercisable at $2.10 per share and expired in July 2015 issued as partial payment for services.
•	306,902 warrants exercisable at $2.375 per share and which expire in June 2017 issued in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $12 million of common stock on June 19, 2012. On March 19, 2014, 272,159 warrants were exercised via a cashless exercise resulting in the issuance of 53,048 shares of common stock of the Company.
•	511,604 warrants exercisable at $2.65 per share and which expire in May 2017 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes on May 1, 2012.
•	6,300 warrants were exercisable at $5.00 per share and expired in July 2015 issued as partial payment for services.
•	224,375 warrants were exercisable at $5.20 per share and expired in September 2015 issued to certain purchasers of Company shares in March 2010.
•	71,667 warrants were exercisable at $6.65 per share and expired in August 2015 issued to certain purchasers of Company shares in August 2009.

The table below summarizes warrant balances and activity for the three months September 30, 2015 and the year ended June 30, 2015:
	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at June 30, 2014	2,933,752	$1.88
Warrants granted	-	-
Warrants expired	(5,800)	5.00
Warrants exercised	-	-
Balance at June 30, 2015	2,927,952	1.88
Warrants granted	-	-
Warrants expired	(317,342)	5.38
Warrants exercised	-	-
Balance at September 30, 2015	2,610,610	$1.45

NOTE 13 – BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported.  Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported.  Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock.  In computing diluted net loss per share for the three months ended September 30, 2015 and September 30, 2014, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follow:
	As of September 30,
	2015	2014
Stock options and restricted stock units	4,345,970	3,181,123
Stock warrants	2,610,610	2,933,752
Series B preferred shares	3,302,513	2,991,915
Total	10,259,093	9,106,790

NOTE 14 - EQUITY
Solar Power, Inc. Securities Purchase Agreement
On July 13, 2015 we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Solar Power, Inc., a California corporation ("SPI") pursuant to which we sold SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of common stock (the "Purchased Common Shares") and (ii) 28,048 shares of Series C Convertible Preferred Stock (the "Purchased Preferred Shares") which are convertible, subject to the completion of projects under our supply agreement with SPI (as described below), into a total of up to 42,000,600 shares of Common Stock.  The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678 and the aggregate purchase price for the Purchased Preferred Shares was determined based on a price of $0.6678 per common share equivalent.  Pursuant to the Purchase Agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the "Warrant").
In connection with the Purchase Agreement, the Company incurred $807,807 of financing related costs.  As of September 30, 2015, the specific costs directly attributable to the Purchase Agreement have been charged against the gross proceeds of the offering.
The Company also entered into a supply agreement with SPI pursuant to which the Company agreed to sell and SPI agreed to purchase certain products and services offered by the Company from time to time, including certain energy management system solutions for solar projects (the "Supply Agreement").
The Purchase Preferred Shares were sold for $1,000 per share and are convertible at a conversion price of $0.6678 provided that (A) the first one-fourth (the "Series C-1 Preferred Stock") of the Purchased Preferred Shares only become convertible upon the completion of five megawatts worth of solar projects in accordance with the Supply Agreement (the "Projects"), (B) the second one-fourth (the "Series C-2 Preferred Stock") only become convertible upon the completion of 15 megawatts worth of Projects, (C) the third one-fourth (the "Series C-3 Preferred Stock") only become convertible upon the completion of 25 megawatts worth of Projects, and (D) the last one-fourth (the "Series C-4 Preferred Stock") only become convertible upon the completion of 40 megawatts worth of Projects.  The Warrant represents the right to acquire 50,000,000 shares of Common Stock at an exercise price equal to $0.7346.  The Warrant only becomes exercisable upon the completion of 40 megawatts worth of Projects.
August 27, 2014 Underwritten Public Offering
On March 13, 2013, the Company entered into a Common Stock Purchase Agreement ("Common Stock Purchase Agreement") with Aspire Capital Fund, LLC, an Illinois limited liability company ("Aspire Capital"), which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10 million of shares of the Company's common stock over the two-year term of the Common Stock Purchase Agreement.  On August 18, 2014, the Company provided notice to Aspire Capital electing to terminate the Common Stock Purchase Agreement.
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
March 19, 2014 Underwritten Public Offering
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
Series B Convertible Preferred Stock Securities Purchase Agreement
On September 26, 2013 the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock").  Certain Directors of the Company purchased 500 shares.
Shares of Preferred Stock were sold for $1,000 per share (the "Stated Value") and accrue dividends on the Stated Value at an annual rate of 10%.  The net proceeds to the Company, after deducting $90,966 of offering costs, were $2,903,004.  During the year ended June 30, 2014, 425 shares of Preferred Stock were converted into 470,171 shares of common stock of the Company.  At September 30, 2015, 2,575 shares of Preferred Stock were convertible into 3,302,513 shares of common stock of the Company ("Common Stock") at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  At September 30, 2015 the liquidation preference of the Preferred Stock was $5,712,387.
In connection with the purchase of the Preferred Stock, investors received warrants to purchase a total of 3,157,895 shares of Common Stock at an exercise price of $0.95.  The warrants are exercisable at any time prior to September 27, 2016.  During the year ended June 30, 2014, 1,447,370 warrants were exercised via a cashless exercise resulting in the issuance of 850,169 shares of common stock of the Company.  In addition, the Company issued a total of 81,579 warrants to a placement agent in connection with the transaction.  These warrants expire on September 27, 2016.

NOTE 15 - COMMITMENTS
Leasing Activities
The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expires October 31, 2016.  In July of 2011, the Company renewed the lease on its Australian facility through October 2016 subject to an annual CPI adjustment.  Rent expense was $19,283 and $23,734 for the three months ended September 30, 2015 and September 30, 2014, respectively.
The future payments required under the terms of the leases for fiscal periods subsequent to September 30, 2015 are as follows:
2016	$55,738
2017	24,772
$80,510
Employment Contracts
The Company has entered into employment contracts with executives and management personnel.  The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits.  The employment contracts generally have no set term and can be terminated by either party.  There is a provision for payments of up to six months of annual salary as severance if the Company terminates a contract without cause, along with the acceleration of certain unvested stock option grants.  During the three months ended September 30, 2015, the Company recorded $125,000 of severance for the former CEO.
NOTE 16 - RETIREMENT PLANS
All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributes to an accumulation fund on behalf of the employees under an award which is legally enforceable.
For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $28,236 and $23,663 for the three months ended September 30, 2015 and September 30, 2014, respectively.
NOTE 17 - INCOME TAXES
The Company had no current or deferred provision (benefit) for income taxes for the three months ended September 30, 2015 or September 30, 2014.
The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company's financial statements or tax returns.  In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future.  Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income.  As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of September 30, 2015 and June 30, 2015.

The Company's combined effective income tax rate differed from the U.S. federal statutory income rate as follows:
	As of September 30,
	2015	2014
Income tax expense/(benefit) computed at the U.S. federal statutory rate	-34%	-34%
Change in valuation allowance	34%	34%
Total	0%	0%

Significant components of the Company's net deferred income tax assets as of September 30, 2015 and June 30, 2015 were as follows:
	September 30, 2015	June 30, 2015
Federal net operating loss carryforwards	$13,262,546	$11,780,604
Federal - other	2,530,088	2,783,304
Wisconsin net operating loss carryforwards	2,044,057	1,748,976
Australia net operating loss carryforwards	1,497,779	1,497,779
Deferred income tax asset valuation allowance	(19,334,470)	(17,810,663)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $39.0 million as of September 30, 2015, that expire at various dates between June 30, 2017 and 2034.  The Company also has $7.4 million in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization.  The Company has U.S. federal research and development tax credit carryforwards of approximately $247,000 as of September 30, 2015 that expire at various dates through June 30, 2033.  As of September 30, 2015, the Company has approximately $41.2 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2015 and 2028.  As of September 30, 2015, the Company also has approximately $5.0 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.
A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:
	September 30, 2015	June 30, 2015
Beginning balance	$-	$196,583
Lapses of statutes of limitations	$-	$(161,344)
Effect of foreign currency translation	-	(35,239)
Ending balance	$-	$-
The Company's issuance of additional shares of common stock has constituted an ownership change under Section 382 of the Internal Revenue Code which places an annual dollar limit on the use of net operating loss ("NOL") carryforwards and other tax attributes that may be utilized in the future.  The calculation of the annual limitation of usage is based on a percentage of the equity value immediately after any ownership change.  The annual amount of tax attributes that may be utilized after the change in ownership is limited.  Previous issuances of additional shares of common stock also resulted in ownership changes and the annual amount of tax attributes from previous years is limited as well.  The estimated U.S. federal net operating loss carryforward expected to expire due to the Section 382 limitation is $44.5 million and the estimated state net operating losses expected to expire due to the limitation is $28.2 million.  The net operating loss deferred tax assets reflect this limitation.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
EnSync, Inc. and its subsidiaries ("EnSync," "we," "us," "our," or the "Company") develop, license, and manufacture innovative energy management systems solutions serving the commercial and industrial ("C&I") building, utility, and off-grid markets.  Incorporated in 1998, EnSync is headquartered in Menomonee Falls, Wisconsin, USA with offices in San Francisco, California, Honolulu, Hawaii, Shanghai, China, and Perth, Western Australia.  In August 2015, we changed our corporate name from ZBB Energy Corporation to EnSync, Inc., and we regularly use the name EnSync Energy Systems for marketing and branding purposes.
EnSync develops and commercializes application solutions for advanced energy management systems critical to the transition from a "coal-centric economy" to one reliant on renewable energy sources.  EnSync synchronizes conventional utility, distributed generation and storage assets to seamlessly ensure the least expensive and most reliable electricity available, thus enabling the future of energy networks.  These advanced systems directly connect wind and solar equipment to the grid and other systems that can form various levels of micro-grids as well as power quality regulation solutions.  EnSync brings vital power control and energy storage solutions to problems caused by incorporation of increasingly pervasive renewable energy generating assets that are part of the grid power transmission and distribution network used in commercial, industrial, and multi-tenant buildings.  The Company also develops and commercializes energy management systems for off-grid applications such as island or remote power.
The condensed consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.) located in Perth, Australia, Century West PNL LLC, Kona CE LLC, its eighty-five percent owned subsidiary Holu Energy LLC, and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong which was formed in connection with the Company's investment in a China joint venture.
Solar Power, Inc.
In July 2015, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Solar Power, Inc., a California corporation ("SPI") pursuant to which we sold to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of common stock (the "Purchased Common Shares") and (ii) 28,048 shares of Series C Convertible Preferred Stock (the "Purchased Preferred Shares") which are convertible, subject to the completion of projects under our supply agreement with SPI (as described below), into a total of up to 42,000,600 shares of Common Stock.  The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678.  The aggregate purchase price for the Purchased Preferred Shares was determined based on price of $0.6678 per common share equivalent.  Pursuant to the purchase agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the "Warrant").
The Company also entered into a supply agreement with SPI pursuant to which we agreed to sell and SPI agreed to purchase certain products and services offered by us from time to time, including certain energy management system solutions for solar projects (the "Supply Agreement").
The Purchased Preferred Shares were sold for $1,000 per share and are convertible at a conversion price of $0.6678 per share provided that (A) the first one-fourth (the "Series C-1 Preferred Stock") of the Purchased Preferred Shares only become convertible upon the completion of five megawatts worth of solar projects in accordance with the Supply Agreement (the "Projects"), (B) the second one-fourth (the "Series C-2 Preferred Stock") only become convertible upon the completion of 15 megawatts worth of Projects, (C) the third one-fourth (the "Series C-3 Preferred Stock") only become convertible upon the completion of 25 megawatts worth of Projects, and (D) the last one-fourth (the "Series C-4 Preferred Stock") only become convertible upon the completion of 40 megawatts worth of Projects.  The Warrant represents the right to acquire 50,000,000 shares of Common Stock at an exercise price equal to $0.7346.  The Warrant only becomes exercisable upon the completion of 40 megawatts worth of Projects.
We also entered into a governance agreement with SPI (the "Governance Agreement") pursuant to which SPI is entitled to nominate one director to our board of directors for so long as SPI holds at least 10,000 Purchased Preferred Shares or 25 million of Common Stock or Common Stock equivalents (the "Requisite Shares").  Additionally, for so long as SPI holds the Requisite Shares (1) following the time at which the Series C-2 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of two additional Directors to the Board and (2) following the time at which the Series C-3 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of three directors.

Holu Energy LLC
On August 17, 2015, our eighty-five percent owned subsidiary, Holu Energy LLC ("Holu"), entered into an Asset Purchase Agreement under which Holu acquired substantially all of the assets of Tian Shan Renewable Energy LLC, a Honolulu-based energy systems project development company.  Holu is focused on the development of renewable energy projects in the Hawaii and greater Pacific markets for commercial, industrial, utility and nonprofit entities, generally via power purchase agreements under which the customer agrees to purchase electricity at a fixed rate for a 20-year period.
China Joint Venture
Anhui Meineng Store Energy Co., Ltd. ("Meineng Energy") was established in late 2011 to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China.  Meineng Energy assembles and manufactures certain of the Company's products for sale in the power management industry on an exclusive basis in mainland China and on a non-exclusive basis in Hong Kong and Taiwan.
Our investment in Meineng Energy was made through ZBB PowerSav Holdings Limited ("Holdco"), a limited liability Hong Kong holding company, formed with PowerSav New Energy Holdings Limited.  We own 60% of Holdco's equity interests.  We have the right to appoint a majority of the members of the Board of Directors of Holdco and Holdco has the right to appoint a majority of the members of the Board of Directors of Meineng Energy.  Our indirect interest in Meineng equals approximately 30%.
Bradley L. Hansen, our President and Chief Executive Officer, has served as the Chief Executive Officer of Meineng Energy since December 2011.  Mr. Hansen owns an indirect 6% equity interest in Meineng Energy.
Pursuant to a management services agreement, Holdco will provide certain management services to Meineng Energy in exchange for a management services fee equal to five percent of Meineng Energy's net sales for the subsequent three years, provided the payment of such fees will terminate upon Meineng Energy completing an initial public offering on a nationally recognized securities exchange.  To date, no management service fee revenues have been recognized by Holdco.
Lotte Chemical Corporation
In April 2011, we entered into a Collaboration Agreement (the "Collaboration Agreement") with Lotte Chemical Corporation ("Lotte"), pursuant to which we collaborated with Lotte on the technical development of our third generation zinc bromide flow battery module (the "Version 3 Battery Module").  Lotte received a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in South Korea and a non-exclusive royalty-bearing license to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.
In December 2013, we entered into a Research and Development Agreement (the "R&D Agreement") with Lotte pursuant to which we agreed to develop and provide to Lotte a 500kWh zinc bromide flow battery system, including a zinc bromide chemical flow battery module and related software (the "Product"), on the terms and conditions set forth in the R&D Agreement (the "Lotte Project").  The Lotte Project is scheduled to continue until December 16, 2015, unless extended by the mutual agreement of the Company and Lotte.  Subject to the satisfaction of certain specified milestones, Lotte is required to make payments to us under the R&D Agreement totaling $3,000,000 over the term of the Lotte Project.
Additionally, in December 2013, we entered into an Amended License Agreement with Lotte (the "Amended License Agreement").  Pursuant to the Amended License Agreement, we granted to Lotte, (1) an exclusive and royalty-free limited license in South Korea to use the Company's zinc bromide flow battery module, zinc bromide flow battery stack and the technical information and know how related to the intellectual property arising from the Lotte Project (collectively, the "Technology") to manufacture or sell a zinc bromide flow battery (the "Lotte Product") in South Korea and (2) a non-exclusive (a) royalty-free limited license for Lotte and its affiliates to use the Technology internally in all locations other than China and South Korea to manufacture the Lotte Product and (b) royalty-bearing limited license to sell the Lotte Product in all locations other than China, the United States and South Korea. Lotte is required to pay us a total license fee of $3,000,000 under the Amended License Agreement plus up to an additional $1,000,000 if certain specific milestones are successfully achieved.  In addition, Lotte is required to make ongoing royalty payments to the Company equal to a single digit percentage of Lotte's sales of the Lotte Product outside of South Korea until December 31, 2019.  The original license fees were subject to a 16.5% non-refundable Korea withholding tax.

RISKS AND UNCERTAINTIES
The following discussion of the condensed consolidated financial position and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the Company's Annual Report filed on Form 10-K for the fiscal year ended June 30, 2015.  In addition to the historical information, this discussion contains forward looking statements such as statements of the Company's expectations, plans, objectives, and beliefs.  These statements use words such as "may," "will," "expect," "anticipate," "believe," "plan," and other similar terminology.  In addition to the risks and uncertainties faced generally by participants in the renewable energy industry, we face the following risks and uncertainties:
•	We have incurred losses since our inception in 1998 and anticipate incurring continuing losses.
•	We may require a substantial amount of additional funds to finance our capital requirements and the growth of our business, and we may not be able to raise a sufficient amount of funds, or be able to do so on terms favorable to us and our stockholders, or at all.
•	Our stock price could be volatile and our trading volume may fluctuate substantially.
•	SPI could sell or transfer a substantial number of shares of our common stock, which could depress the price of our securities or result in a change in control of the Company.
•	Our industry is highly competitive and we may be unable to successfully compete.
•	Our ability to achieve significant revenue growth will be dependent on the successful commercialization of our new products, including our Agile Hybrid Storage System and Matrix Energy Management System.
•	To achieve profitability, we will need to lower our costs and increase our margins, which we may not be able to do.
•	If our products do not perform as planned, we could experience increased costs, lower margins and harm to our reputation.
•	We need to continue to improve the performance of our products to meet future requirements and competitive pressures.
•	We must build quality products to ensure acceptance of our products.
•	To succeed, we will need to rapidly grow and we may not be successful in managing this rapid growth.
•	Our relationships with our strategic partners may not be successful, and we may not be successful in establishing additional partnerships, which could adversely affect our ability to commercialize our products and services.
•	We expect that a significant portion of our sales will be to a single customer.
•	We depend on sole and limited source suppliers and outsource selected component manufacturing, and shortages or delay of supplies of component parts may adversely affect our operating results until alternate sources can be developed.
•	We have no experience manufacturing our products on a large-scale basis and may be unable to do so at our manufacturing facilities.
•	We are subject to risks relating to product concentration and lack of revenue diversification.
•	SPI has significant influence over key decision making and may ultimately acquire complete control of the Company.
•	Our China joint venture could be adversely affected by the laws and regulations of the Chinese government, our lack of decision-making authority and disputes between us and the Joint Venture.
•	Business practices in Asia may entail greater risk and dependence upon the personal relationships of senior management than is common in North America, and therefore some of our agreements with other parties in China and South Korea could be difficult or impossible to enforce.
•	Our success depends on our ability to retain our managerial personnel and to attract additional personnel.
•	We market and sell, and plan to market and sell, our products in numerous international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.
•	Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.
•	Our increased emphasis on larger and more complex system solutions and customer concentration may adversely affect our ability to accurately predict the timing of revenues and to meet short-term expectations of operating results.
•	We recently entered into our first power purchase agreement ("PPA") which represents a new business for us. We have very limited experience in the PPA business, which is very complex, and there can be no assurance that we will be able to successfully develop such business or secure the financing necessary to successfully develop such business.

•	We expect to rely on third-party suppliers and contractors when developing and constructing systems for our PPA business.
•	Businesses and consumers might not adopt alternative energy solutions as a means for obtaining their electricity and power needs, and therefore our revenues may not increase, and we may be unable to achieve and then sustain profitability.
•	Our business depends in part on the regulatory treatment of third-party owned solar energy systems.
•	The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.
•	We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.
•	We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders and reduce our financial resources.
•	We have never paid dividends and do not intend to do so.
NEW ACCOUNTING PRONOUNCEMENTS
Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America, which requires management, in applying our accounting policies, to make estimates and assumptions that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements.  On an on-going basis, management evaluates its estimates including those related to revenue recognition, inventory valuations, warranty obligations, and income taxes.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from management's estimates.
CRITICAL ACCOUNTING ESTIMATES
Revenue Recognition
Application of the accounting principles related to the measurement and recognition of revenue requires the Company to make judgments and estimates.  Even for the same product, the Company has to interpret contract terms to determine the appropriate accounting treatments.  When services, installation and training, etc. are rendered with product sales, the Company determines whether the deliverables should be treated as separate units of accounting.  When there are multiple transactions with the same customer, significant judgments are made to determine whether separate contracts are considered as part of one arrangement according to the contract's terms and conditions.  When the installed equipment is accepted by the customer in different periods, the Company determines whether the completed project is able to be used by the customer, whether the receivable is collectible and whether revenue is recognized in stages.
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
To determine excess and obsolete inventory, we compare listings of existing piece parts and finished goods to future product demand and usage requirements.  We record a full valuation allowance for inventory quantities on hand in excess of two year's expected usage.
We believe our accounting estimate related to excess and obsolete inventory is a critical accounting estimate because it requires us to make assumptions about future sales volumes and product mix, which can be highly uncertain.  Changes in these estimates can have a material effect on our financial statements.

Accrued Expenses
Accrued expenses consist of the Company's present obligations for various expenses incurred during the period and include a reserve for estimated contract losses, other accrued expenses, and warranty obligations.  Included in accrued expenses as of September 30, 2015 is a remaining reserve of approximately $346,000 for a $1.8 million product upgrade initiative established in the fourth quarter of fiscal 2014.
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
Warranty Provision
The Company's products are generally covered by a warranty for 12 or 18 months.  The Company accrues for warranty costs as part of costs of sales based on associated material costs, technical labor costs, and associated overheads.
If the Company experiences an increase in warranty claims compared with historical experience, or if the cost of servicing warranty claims is greater than expected, the Company's gross margin could be adversely affected.
Stock Based Compensation
The Company's Board of Directors approves grants of stock options to employees to purchase our common stock.  Stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant.  The accounting estimate related to stock-based compensation is considered a critical accounting estimate because estimates are made in calculating compensation expense including expected option lives, forfeiture rates and expected volatility.  Expected option lives and forfeiture rates may be different from estimates and may result in potential future adjustments, which would impact the amount of stock-based compensation expense recorded in a particular period.
Accounting for the Securities Purchase Agreement and Supply Agreement with SPI
As discussed in Note 2 of the condensed consolidated financial statements, the Company entered into several agreements with SPI on July 13, 2015, including the Securities Purchase Agreement and the Supply Agreement. Determining the appropriate accounting for the arrangement required the Company to take into account the interrelated nature of the agreements and the terms of the securities issued.
As the Series C Preferred Stock issued to SPI becomes convertible and the Warrant issued to SPI becomes exercisable only if SPI makes certain purchases from the Company, the Company concluded that the guidance in FASB ASC Topic 605-50, "Revenue Recognition – Customer Payments and Incentives" requires that the fair value of the conversion option on the Series C Preferred Stock and the Warrant must be reflected as a sales incentive, and presented as a reduction of revenue and increase to additional paid in capital when that value is recognized in the condensed consolidated statement of operations.  The sales incentive will be recognized as SPI makes purchases that progress toward the vesting of each tranche of the conversion option of the Series C Preferred Stock and the Warrant, so long as the Company believes that it is probable SPI will make sufficient purchases to cause the applicable tranche of the Series C Preferred Stock to become convertible or the Warrant to vest.  As of September 30, 2015, no purchases under the Supply Agreement had occurred and therefore no sales incentive had been recognized.  Once such purchases occur, the Company will utilize all available information, including forecasts, in assessing whether each tranche of the Series C Preferred Stock is probable of becoming convertible and the Warrant is probable of vesting.
Any amount that is recognized as a sales incentive will be determined based upon the fair value of the convertibility provision on the applicable tranche of Series C Preferred Stock and/or the Warrant during the period in which sales to SPI occur.  Because SPI does not face a penalty for not making purchases under the Supply Agreement beyond the convertibility of the Series C Preferred Stock and the loss in value of the Warrant and, the provisions of FASB ASC Topic 505-50, "Equity – Equity-Based Payments to Non-Employees" require that the sales incentive be measured based upon the fair value of the conversion provisions at the time they become exercisable and the Warrant at its vesting date and the value.  The Company will therefore be required to update its estimates of the fair value of these items each period until SPI has purchased 40 megawatts of Projects under the Supply Agreement, at which point all tranches of the Series C Preferred Stock will be convertible and the Warrant will vest.  As there are no observable prices for conversion provisions or the Warrant, the fair value estimates need to be determined using option pricing or other valuation techniques.  See Note 2 to the condensed consolidated financial statements for further information about the measurement of fair value of these instruments as of September 30, 2015.

RESULTS OF OPERATIONS
Three months ended September 30, 2015 compared with the three months ended September 30, 2014
Revenue:
Our revenues for the three months ended September 30, 2015 and September 30, 2014 were $272,976 and $564,861, respectively.  The decrease of $291,885 in the three months September 30, 2015 was the result of a $398,805 decrease in product sales, offset by a $106,920 increase in engineering and development revenue as compared to the three months ended September 30, 2014.
Costs and Expenses:
Total costs and expenses for the three months ended September 30, 2015 and September 30, 2014 were $4,117,318 and $3,956,778, respectively.  This increase of $160,540 in the three months ended September 30, 2015 was due to the following factors:
•	$240,635 decrease in costs of product sales principally due to a $91,000 decrease in our reserve for excess and obsolete inventory reserve as a result of estimated future forecasts of demand for inventory on hand as well as decreased product sales compared to prior year;
•	$55,016 decrease in cost of engineering and development due to costs incurred in relation to the Lotte research and development agreement for the three months ended September 30, 2015 compared to the three months ended September 30, 2014;
•	$264,696 increase in advanced engineering and development expenses due to an additional $204,000 of R&D project costs and $52,000 of additional expense for contract employees;
•	$167,421 increase in selling, general, and administrative expenses was due to $125,000 of severance expense incurred in connection with the termination of employment with the former CEO and $59,000 of expenses incurred by Holu Energy during the current period primarily for wages and benefits; and,
•	$24,074 increase in depreciation and amortization expense as a result of additional depreciation expense recognized on new fixed assets capitalized during fiscal year 2015 as well as $6,000 of customer intangible asset amortization expense.
Other Income (Expense):
Total other income (expense) for the three months ended September 30, 2015 decreased by $1,132,721 to $18,215 from $1,150,936 for the three months ended September 30, 2014 primarily as a result of the $1,257,407 gain on investment in investee company resulting from a third-party capital investment transaction with the investee company and a $34,794 decrease in equity in loss of investee company in the prior year, partially offset by a bargain purchase of $76,437 recognized on the assets purchased from Tian Shan during the current quarter.
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
Income Taxes (Benefit):
The Company did not recognize a benefit for income taxes during three months ended September 30, 2015 or September 30, 2014.  Historically, the Company received a refundable tax credit for research and development related to qualified expenditures in Australia.
Net Loss:
Our net loss for the three months ended September 30, 2015 increased by $1,117,062 to $3,757,411 from the $2,640,349 net loss for the three months ended September 30, 2014.  This increase in loss was primarily the result of $1,257,407 gain on investment in investee company recognized in the prior year.
Liquidity and Capital Resources
Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts.  Total capital stock and paid in capital as of September 30, 2015 was $137,653,555 compared with June 30, 2015 total capital stock of $118,204,570.  We had a cumulative deficit of $106,431,459 as of September 30, 2015 compared to a cumulative deficit of $102,674,049 as of June 30, 2015.  At September 30, 2015 we had net working capital of $38,482,156 compared to June 30, 2015 net working capital of $9,352,291.  Our shareholders' equity as of September 30, 2015 and June 30, 2015, exclusive of noncontrolling interests, was $29,630,960 and $13,941,035, respectively.

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock").  Shares of Preferred Stock were sold for $1,000 per share (the "Stated Value") and accrue dividends on the Stated Value at an annual rate of 10%.  At September 30, 2015 the Preferred Stock was convertible into a total of 3,302,513 shares of common stock of the Company ("Common Stock") at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  The net proceeds to the Company, after deducting $96,967 of offering costs, were $2,909,873.  At September 30, 2015 the liquidation preference of the Preferred Stock was $5,712,387.
On August 27, 2014, we completed an underwritten public offering of our common stock at a price to the public of $1.12 per share.  We sold a total of 13,248,000 shares of our common stock in the offering for aggregate proceeds of approximately $14.8 million.  We received approximately $13.7 million of net proceeds from the offering, after deducting the underwriting discount and expenses.
On July 13, 2015, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Solar Power, Inc., a California corporation ("SPI") pursuant to which we sold to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares (the "Purchased Common Shares") of Common Stock and (ii) 28,048 shares (the "Purchased Preferred Shares") of Series C Convertible Preferred Stock.  The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678 and the aggregate purchase price for the Purchased Preferred Shares was determined based on a price of $0.6678 per common share equivalent.  Pursuant to the Purchase Agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the "Warrant").
At September 30, 2015, our principal sources of liquidity were our cash and cash equivalents which totaled $36,328,358, accounts receivable of $135,019, and expected collections under the Lotte R&D Agreement.
We believe that cash and cash equivalents on hand, expected collections on the Lotte R&D Agreement, and other potential sources of cash, will be sufficient to fund our current operations through the fourth quarter of fiscal year 2017.  However, unless we are able to increase our revenues and achieve profitability we will likely require additional investment capital thereafter to fund our operations.
If we are unable to obtain additional required funding, we may not be able to:
•	remain in operation;
•	execute our growth plan;
•	take advantage of future opportunities; or
•	respond to customers and competition.
Operating Activities

Our operating activities provided net cash of $5,996,007 for the three months ended September 30, 2015.  Cash provided by operations resulted from a net loss of $3,826,127, which was decreased by $339,328 in non-cash adjustments and by $9,482,806 in net changes to working capital.  Non-cash adjustments included $208,290 of depreciation expense, $6,000 of amortization expense, $156,792 of stock compensation expense, $47,708 of equity in loss of investee company, partially offset by $3,025 of interest accreted on the note receivable and a $76,437 gain on the Tian Shan Renewable Energy bargain purchase.  Net increases in working capital were primarily due to increases in accounts payable of $339,695, customer deposits of $35,964, accrued compensation and benefits of $70,004, and deferred revenue of $13,290,000, offset by increases in accounts receivable of $21,926, inventories of $1,085,700, prepaids and other current assets of $392,407, deferred project costs of $137,124, project assets of $2,198,770, and of accrued expenses of $416,930.
Investing Activities

Our investing activities used net cash of $225,844 for the three months ended September 30, 2015, related primarily to the business combination of Tian Shan Renewable Energy.

Financing Activities
Our financing activities provided net cash of $19,802,796 for the three months ended September 30, 2015.  Net cash provided by financing activities was comprised principally of $20,100,000 in proceeds from the issuance of common stock and preferred stock to SPI, less financing costs of $261,982.  $45,000 of cash was provided by the noncontrolling interest as a capital contribution to Holu.  During the three months ended September 30, 2015 we made repayments of $80,222 of principal on bank loans and notes payable.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2015.
Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
Item 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgement in evaluating the cost-benefit relationship of possible controls and procedures.
An evaluation was carried out under the supervision and with participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness or our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized, and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
We are not currently a party to any pending legal proceeding that we believe will have a material adverse effect on our business, financial condition or results of operations.  We may, however, be subject to various claims and legal actions arising from the ordinary course of business from time to time.
Item 1A.  RISK FACTORS
We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control.  In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, "Item 1A. Risk Factors" in our most recent Annual Report on Form 10-K and in any subsequent Quarterly Reports on Form 10-Q,  There have been no material changes to the risk factors described in those reports.
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

ENSYNC, INC.

By: /s/ Bradley L. Hansen

Name: Bradley L. Hansen

Title: Chief Executive Officer
and President and Director

(Principal Executive Officer)

November 16, 2015

By: /s/ James F. Schott

Name: James F. Schott

Title: Chief Financial Officer

(Principal Financial Officer)
November 16, 2015

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to
3.1	Articles of Incorporation of EnSync, Inc., as amended	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on September 30, 2015
3.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Stock	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 27, 2013
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 14, 2015
3.4	Amended and Restated By-laws of EnSync, Inc. (as of November 4, 2009)	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on September 30, 2015
4.1	Form of Warrant issued to Solar Power, Inc.	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 17, 2015
10.1	Securities Purchase Agreement between the Company and Solar Power, Inc., dated April 17, 2015	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 17, 2015
10.2	Form of Supply Agreement between the Company and Solar Power, Inc.	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 17, 2015
10.3	Governance Agreement between the Company and Solar Power, Inc., dated July 13, 2015	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 14, 2015
10.4	Amendment to Employment Agreement between the Company and Bradley Hansen, dated July 13, 2015	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 14, 2015
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002