Form 10-Q
period 2015-12-31
EnSync, Inc.
filed 2016-02-16
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
Commission File Number: 001-33540
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  ☑ Yes    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☑
                                                                                                             (Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes   ☑ No
Securities registered pursuant to Section 12(b) of the Act:

Class	Shares Outstanding as of February 16, 2016
Common Stock, $0.01 Par Value Per Share	47,608,821

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

EnSync, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
	December 31, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$28,171,129	$10,757,461
Restricted cash on deposit	60,223	60,193
Accounts receivable, net	85,708	113,093
Inventories, net	2,673,598	1,198,117
Prepaid expenses and other current assets	596,498	441,537
Deferred financing costs	-	545,825
Customer intangible assets	154,875	-
Note receivable	165,156	159,107
Deferred project costs	159,978	-
Project assets	5,790,256	-
Total current assets	37,857,421	13,275,333
Long-term assets:
Property, plant and equipment, net	3,794,418	4,164,912
Investment in investee company	2,339,931	2,408,528
Goodwill	803,079	803,079
Total assets	$44,794,849	$20,651,852

Liabilities and Equity
Current liabilities:
Current maturities of bank loans and notes payable	$328,744	$324,626
Accounts payable	1,411,045	1,056,744
Accrued expenses	415,291	1,129,166
Customer deposits	1,064,797	1,177,155
Accrued compensation and benefits	273,088	235,351
Total current liabilities	3,492,965	3,923,042
Long-term liabilities:
Bank loans and notes payable, net of current maturities	888,451	1,053,581
Deferred revenue	13,290,000	-
Total liabilities	17,671,416	4,976,623

Commitments and contingencies (Note 15)

Equity
Series B redeemable convertible preferred stock ($0.01 par value, $1,000 face value) 3,000 shares authorized and issued, 2,300 and 2,575 shares outstanding, preference in liquidation of $5,172,385 and $5,635,866 as of December 31, 2015 and June 30, 2015, respectively	23	26
Series C convertible preferred stock ($0.01 par value, $1,000 face value), 28,048 and 0 shares authorized, issued, and outstanding, preference in liquidation of $21,951,048 and $0 as of December 31, 2015 and June 30, 2015, respectively	280	-
Common stock ($0.01 par value); 300,000,000 and 150,000,000 authorized, 47,608,821 and 39,129,334 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	1,184,403	1,099,608
Additional paid-in capital	136,775,596	117,104,936
Accumulated deficit	(110,877,163)	(102,674,049)
Accumulated other comprehensive loss	(1,589,759)	(1,589,486)
Total EnSync, Inc. equity	25,493,380	13,941,035
Noncontrolling interest	1,630,053	1,734,194
Total equity	27,123,433	15,675,229
Total liabilities and equity	$44,794,849	$20,651,852

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Revenues
Product sales	$335,694	$114,177	$486,230	$663,518
Engineering and development	46,567	186,477	169,007	201,997
Total Revenues	382,261	300,654	655,237	865,515

Costs and Expenses
Cost of product sales	323,289	171,683	304,608	507,646
Cost of engineering and development	82,020	59,982	136,167	169,145
Advanced engineering and development	2,015,364	1,480,813	3,691,652	2,778,396
Selling, general, and administrative	2,287,978	1,704,234	4,514,952	3,763,787
Depreciation and amortization	181,066	159,174	359,656	313,690
Total Costs and Expenses	4,889,717	3,575,886	9,007,035	7,532,664

Loss from Operations	(4,507,456)	(3,275,232)	(8,351,798)	(6,667,149)

Other Income (Expense)
Equity in loss of investee company	(20,889)	(225,471)	(68,597)	(307,973)
Gain on investment in investee company	-	-	-	1,257,407
Interest income	14,094	7,879	18,710	11,490
Interest expense	(12,517)	(26,270)	(27,647)	(53,850)
Other income	-	-	76,437	-
Total Other Income (Expense)	(19,312)	(243,862)	(1,097)	907,074

Loss before benefit for Income Taxes	(4,526,768)	(3,519,094)	(8,352,895)	(5,760,075)

Benefit for Income Taxes	(640)	-	(640)	-
Net loss	(4,526,128)	(3,519,094)	(8,352,255)	(5,760,075)
Net loss attributable to noncontrolling interest	80,424	143,508	149,141	226,010
Gain attributable to noncontrolling interest	-	-	-	(481,870)
Net Loss Attributable to EnSync, Inc.	(4,445,704)	(3,375,586)	(8,203,114)	(6,015,935)
Preferred Stock Dividend	(70,058)	(71,056)	(146,580)	(118,865)
Net Loss Attributable to Common Shareholders	$(4,515,762)	$(3,446,642)	$(8,349,694)	$(6,134,800)

Net loss per share
Basic and diluted	$(0.10)	$(0.09)	$(0.18)	$(0.18)

Weighted average shares-basic and diluted	47,348,603	39,051,379	46,673,751	34,835,949

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Net loss	$(4,526,128)	$(3,519,094)	$(8,352,255)	$(5,760,075)
Foreign exchange translation adjustments	1,377	3,538	(273)	7,708
Comprehensive loss	(4,524,751)	(3,515,556)	(8,352,528)	(5,752,367)
Net (income) loss attributable to noncontrolling interest	80,424	143,508	149,141	(255,860)
Comprehensive Loss Attributable to EnSync, Inc.	$(4,444,327)	$(3,372,048)	$(8,203,387)	$(6,008,227)

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest

	Shares	Amount	Shares	Amount	Shares	Amount

Balance: June 30, 2014	2,575	$26	-	$-	25,651,389	$964,828	$102,286,450	$(89,788,242)	$(1,599,875)	$1,646,240

Net (loss) income								(12,885,808)		74,198
Net currency translation adjustment									10,389
Issuance of common stock, net of costs and underwriting fees					13,248,000	132,480	13,557,257
Stock-based compensation					229,945	2,300	1,261,229
Contribution of capital from noncontrolling interest										13,756
Balance: June 30, 2015	2,575	26	-	-	39,129,334	1,099,608	117,104,936	(102,674,049)	(1,589,486)	1,734,194
Net loss								(8,203,114)		(149,141)
Net currency translation adjustment									(273)
Issuance of common and preferred stock, net of costs and other fees			28,048	280	8,000,000	80,000	19,211,913
Stock-based compensation					126,791	1,268	462,271
Contribution of capital from noncontrolling interest										45,000
Conversion of preferred stock	(275)	(3)			352,696	3,527	(3,524)
Balance: December 31, 2015	2,300	$23	28,048	$280	47,608,821	$1,184,403	$136,775,596	$(110,877,163)	$(1,589,759)	$1,630,053

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(8,352,255)	$(5,760,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	345,209	313,690
Amortization of intangible asset	14,447	-
Stock-based compensation, net	463,539	853,811
Equity in loss of investee company	68,597	307,973
Gain on investment in investee company	-	(1,257,407)
Interest accreted on note receivable	(6,049)	(3,156)
Gain on bargain purchase	(76,437)	-
Changes in assets and liabilities
Accounts receivable	27,385	787,867
Inventories	(1,475,481)	(98,328)
Prepaids and other current assets	(154,961)	49,385
Refundable income taxes	-	10,908
Deferred project costs	(159,978)	-
Project assets	(5,603,034)	-
Accounts payable	354,301	(122,582)
Accrued expenses	(731,570)	(556,073)
Customer deposits	(112,358)	(286,050)
Accrued compensation and benefits	37,737	33,610
Deferred revenue	13,290,000	-
Net cash used in operating activities	(2,070,908)	(5,726,427)
Cash flows from investing activities
Cash paid for business combination	(225,829)	-
Change in restricted cash	(30)	1,149
Expenditures for property and equipment	(10,416)	(303,280)
Issuance of note receivable	-	(150,000)
Net cash used in investing activities	(236,275)	(452,131)
Cash flows from financing activities
Payment of financing costs	(261,982)	-
Repayments of bank loans and notes payable	(161,012)	(173,982)
Proceeds from issuance of preferred stock	13,300,000	-
Proceeds from issuance of common stock	6,800,000	14,837,760
Common stock issuance costs	-	(1,148,023)
Contributions of capital from noncontrolling interest	45,000	7,127
Net cash provided by financing activities	19,722,006	13,522,882
Effect of exchange rate changes on cash and cash equivalents	(1,155)	5,340
Net increase in cash and cash equivalents	17,413,668	7,349,664
Cash and cash equivalents - beginning of period	10,757,461	10,360,721

Cash and cash equivalents - end of period	$28,171,129	$17,710,385

Supplemental disclosures of cash flow information:
Cash paid for interest	$27,795	$49,577

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
EnSync, Inc. and its subsidiaries ("EnSync," "we," "us," "our," or the "Company") develop, license, and manufacture innovative energy management systems solutions serving the commercial and industrial ("C&I") building, utility, and off-grid markets.  Incorporated in 1998, EnSync is headquartered in Menomonee Falls, Wisconsin, USA with offices in Madison, Wisconsin, San Francisco, California, Honolulu, Hawaii, Shanghai, China and Perth, Western Australia.  In August 2015, we changed our corporate name from ZBB Energy Corporation to EnSync, Inc., and we regularly use the name EnSync Energy Systems for marketing and branding purposes.
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
The condensed consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.) located in Perth, Australia, Century West PNL LLC, Kona CE, LLC, various other PPA subsidiaries, its eighty-five percent owned subsidiary Holu Energy LLC, and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong, which was formed in connection with the Company's investment in a China joint venture.
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial data and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included.  Operating results for the three and six month periods ended December 31, 2015 are not necessarily indicative of the results that might be expected for the year ending June 30, 2016.
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
Restricted Cash on Deposit
The Company had $60,223 and $60,193 in restricted cash on deposit as of December 31, 2015 and June 30, 2015, respectively, as collateral for certain credit arrangements.

Accounts Receivable
Credit is extended based on an evaluation of a customer's financial condition.  Accounts receivable are stated at the amount the Company expects to collect from outstanding balances.  The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable are stated net of an allowance for doubtful accounts of $10,878 as of December 31, 2015 and $11,074 as of June 30, 2015.  The composition of accounts receivable by aging category is as follows as of:
	December 31, 2015	June 30, 2015
Current	$41,153	$4,291
30-60 days	18,811	-
60-90 days	23,157	3,555
Over 90 days	2,587	105,248
Total	$85,708	$113,093

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
As of December 31, 2015, the gross carrying value of the customer intangible asset is $169,321 and the accumulated amortization is $14,447.  Amortization expense recognized during the three and six months ended December 31, 2015 was $8,447 and $14,447, respectively.  There was no amortization expense recognized during the three or six months ended December 31, 2014.
Note Receivable
The Company has one note receivable from an unrelated party.  On December 18, 2015, the Company and the unrelated party amended the terms of the note receivable.  The note matures on the earlier of (a) the date on which the unrelated party has secured a total of $500,000 or more in additional financing from any source or (b) June 30, 2016 and is classified as "Note receivable" in the financial statements.  We regularly evaluate the financial condition of the borrower to determine if any reserve for an uncollectible amount should be established.  To date, no such reserve is required.
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

Project Assets
Project assets consist primarily of capitalized costs which are incurred by the Company prior to the sale of the photovoltaic, storage or energy management systems and power purchase agreement to a third-party.  These costs are typically for the construction, installation and development of these projects.  Construction and installation costs include primarily material and labor costs.  Development fees can include legal, consulting, permitting, and other similar costs.  Once we enter into a definitive sales agreement, we reclassify project assets to deferred project costs on our condensed consolidated balance sheet until the sale is completed and we have met all of the criteria to recognize the sale as revenue, which is typically subject to real estate revenue recognition requirements.  We expense project assets to cost of sales after each respective project asset is sold to a customer and all revenue recognition criteria have been met (matching the expensing of costs to the underlying revenue recognition method).  We classify project assets as current as the time required to develop, construct, and sell the projects is expected within the next 12 months.
We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  We consider a project commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed.  We consider a partially developed or partially constructed project commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets.  We examine a number of factors to determine if the project will be recoverable, the most notable of which include whether there are any changes in environmental, ecological, permitting, market pricing, or regulatory conditions that impact the project.  Such changes could cause the costs of the project to increase or the selling price of the project to decrease.  If a project is not considered recoverable, we impair the respective project assets and adjust the carrying value to the estimated recoverable amount, with the resulting impairment recorded within operating expenses.  The Company did not record any impairment charges during the three or six months ended December 31, 2015.
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

The Company completed a review of the estimated useful lives of specific assets for the six months ended December 31, 2015 and determined that there were no changes in the estimated useful lives of assets.
Impairment of Long-Lived Assets
In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant, equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.
If such an indication exists, the recoverable amount of the asset is compared to the asset's carrying value.  Any excess of the asset's carrying value over its recoverable amount is expensed in the statement of operations.  In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were no long-lived assets impaired as of December 31, 2015 and June 30, 2015.
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
The first step of the impairment test requires the comparing of a reporting unit's fair value to its carrying value.  If the carrying value is less than the fair value, no impairment exists and the second step is not performed.  If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment.  In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit's goodwill.  The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of December 31, 2015 and June 30, 2015.
Accrued Expenses
Accrued expenses consist of the Company's present obligations related to various expenses incurred during the period and includes a reserve for estimated contract losses, other accrued expenses, and warranty obligations.  Included in accrued expenses as of December 31, 2015 and June 30, 2015 is a reserve of approximately $203,000 and $685,000, respectively, for a product upgrade initiative established in the fourth quarter of fiscal 2014.
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
As of December 31, 2015 and June 30, 2015, included in the Company's accrued expenses were $113,827 and $176,967, respectively, related to warranty obligations.  The following is a summary of accrued warranty activity as of:
	December 31, 2015	June 30, 2015
Beginning balance	$176,967	$731,910
Accruals for warranties during the period	33,883	167,901
Settlements during the period	(219,222)	(480,683)
Adjustments relating to preexisting warranties	122,199	(242,161)
Ending balance	$113,827	$176,967

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
Total revenues of $382,261 and $655,237 were recognized for the three and six months ended December 31, 2015, respectively.  Revenues for the three months ended December 31, 2015 were comprised of two significant customers (76% of revenues) and revenues for the six months ended December 31, 2015 were comprised of two significant customers (75% of revenues).  Total revenues of $300,654 and $865,515 were recognized for the three and six months ended December 31, 2014, respectively.  Revenues for the three months ended December 31, 2014 were comprised of three significant customers (94% of revenue) and revenues for the six months ended December 31, 2014 were comprised of two significant customers (86% of revenue).  The Company had three significant customers with outstanding receivable balances of $31,000, $26,000, and $16,000 (37%, 31% and 19% of accounts receivable, net) as of December 31, 2015.  The Company had two significant customers with outstanding receivable balances of $77,000 and $31,000 (68% and 28% of accounts receivable, net) as of June 30, 2015.
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
On December 16, 2013, the Company and Lotte entered into a Research and Development Agreement (the "R&D Agreement") pursuant to which the Company has agreed to develop and provide to Lotte a 500kWh zinc bromide flow battery system, including a zinc bromide chemical flow battery module and related software (the "Product"), on the terms and conditions set forth in the R&D Agreement (the "Lotte Project").  The Lotte Project is scheduled to continue until December 16, 2015, unless extended by the mutual agreement of the Company and Lotte.  Subject to the satisfaction of certain specified milestones, Lotte is required to make payments to the Company under the R&D Agreement totaling $3,000,000 over the term of the Lotte Project.  We recognize revenue based upon a Performance Based Method pursuant to the model described in FASB ASC Subtopic 980-605-25, where revenue is recognized based on the lesser of the amount of nonrefundable cash received or the amounts due based on the proportional amount of the total effort expected to be expended on the contract that has been provided to date as there does not exist substantial doubt that the milestones will be achieved.  The Company recognized $46,567 and $169,007 of revenue under this agreement for the three and six months ended December 31, 2015, respectively.  The Company recognized $186,477  and $201,997 of revenue under the R&D Agreement for the three and six months ended December 31, 2014, respectively.
Additionally, on December 16, 2013, we entered into an Amended License Agreement with Lotte (the "Amended License Agreement").  Pursuant to the Amended License Agreement, we granted to Lotte, (1) an exclusive and royalty-free limited license in South Korea to use the Company's zinc bromide flow battery module, zinc bromide flow battery stack and the technical information and know how related to the intellectual property arising from the Lotte Project (collectively, the "Technology") to manufacture or sell a zinc bromide flow battery (the "Lotte Product") in South Korea and (2) a non-exclusive (a) royalty-free limited license for Lotte and its affiliates to use the Technology internally in all locations other than China and South Korea to manufacture the Lotte Product and (b) royalty-bearing limited license to sell the Lotte Product in all locations other than China, the United States and South Korea. Lotte is required to pay us a total license fee of $3,000,000 under the Amended License Agreement plus up to an additional $1,000,000 if certain specific milestones are successfully achieved.  In addition, Lotte is required to make ongoing royalty payments to the Company equal to a single digit percentage of Lotte's sales of the Lotte Product outside of South Korea until December 31, 2019.  The original license fees were subject to a 16.5% non-refundable Korea withholding tax.
Overall since December 16, 2013 through December 31, 2015 there were $5,250,000 of payments received and $5,049,836 of revenue recognized under the Lotte R&D and Amended License Agreements.
Engineering and development costs related to the R&D Agreement totaled $82,020 and $136,167 for the three and six months ended December 31, 2015, respectively.  Engineering and development costs related to the R&D Agreement totaled $59,982 and $169,145 for the three and six months ended December 31, 2014, respectively.
As of December 31, 2015 and June 30, 2015, the Company had no unbilled amounts from engineering and development contracts in process.  The Company had received $200,000 and $370,000, which is included in "Customer deposits" in the condensed consolidated balance sheets, of customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work as of December 31, 2015, and June 30, 2015, respectively.
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
The Company compensates its outside directors primarily with restricted stock units ("RSUs") and cash.  The grant date fair value of the RSU awards is determined using the closing stock price of the Company's common stock on the day prior to the date of the grant, with the compensation expense amortized over the vesting period of restricted stock unit awards, net of estimated forfeitures.
The Company only recognizes expense for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards.  See further discussion of stock-based compensation in Note 11.
Advertising Expense
Advertising costs of $3,603 and $10,259 were incurred for the three and six months ended December 31, 2015, respectively.  Advertising costs of $25,698 and $33,262 were incurred for the three and six months ended December 31, 2014, respectively.  These costs were charged to selling, general, and administrative expenses as incurred.
Income Taxes
The Company records deferred income taxes in accordance with FASB ASC Topic 740, "Accounting for Income Taxes."  FASB ASC Topic 740 requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of December 31, 2015 and June 30, 2015.
The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.
The Company's U.S. Federal income tax returns for the years ended June 30, 2012 through June 30, 2015 and the Company's Wisconsin and Australian income tax returns for the years ended June 30, 2011 through June 30, 2015 are subject to examination by taxing authorities.  As of December 31, 2015, there were no examinations in progress.
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
Loss per Share
The Company follows the FASB ASC Topic 260, "Earnings per Share," provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  For the six months ended December 31, 2015 and December 31, 2014 there were 13,388,294 and 9,777,213 shares of common stock underlying convertible preferred stock, options, restricted stock units and warrants that are excluded, respectively.

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
Reclassifications
Certain amounts previously reported have been reclassified to conform to the current presentation.  The reclassifications did not impact prior period results of operations, cash flows, total assets, total liabilities, or total equity.
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
In January 2016, the FASB issued Accounting Standards Update ("ASU") 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance makes specific improvements to existing US GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requiring entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and requiring entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2017.  Early adoption of the own credit provision is permitted.  The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16 – Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  The amendments in this update eliminate the requirement for entities to retrospectively account for adjustments made to provisional amounts recognized in a business combination.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim reporting periods within those fiscal years.  The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date.  The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.
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
Terms of the Purchased Preferred Shares
The Purchased Preferred Shares are perpetual, are not eligible for dividends, and are not redeemable.  Upon any liquidation, dissolution, or winding up of the Company (a "Liquidation") or a Fundamental Transaction (as defined in the Certificate of Designation for the Series C Preferred Stock), holders of the Purchased Preferred Shares are entitled to receive out of the assets of the Company an amount equal to the higher of (1) the Stated Value, which was $28,048,000 as of December 31, 2015 and (2) the amount payable to the holder if it had converted the shares into common stock immediately prior to the Liquidation or Fundamental Transaction, for each share of the Purchased Preferred Stock after any distribution or payment to the holders of the Series B Preferred Stock and before any distribution or payment shall be made to the holders of the Company's existing Common Stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed shall be ratably distributed in accordance with respective amount that would be payable on such shares if all amounts payable thereon were paid in full, which was $21,951,048 as of December 31, 2015.
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
If SPI complies with the provisions of the Supply Agreement, as discussed below, it will make sufficient purchases for the Warrant to vest and become exercisable prior to its termination.  As of December 31, 2015, no purchases have been made under the Supply Agreement and the Warrant is therefore not vested or exercisable.  As the closing price of the Company's common stock at December 31, 2015 was below the exercise price of the Warrant, the Warrant was out-of-the-money at that date.
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
The cash received by the Company in excess of the fair value of the Purchased Common Shares and the nonconvertible attribute of the Purchased Preferred Shares was recorded as deferred revenue of $13,290,000.  This amount was allocated to the Supply Agreement under which the Company expects to perform in the future.  The deferred revenue will be recognized as revenue as sales occur under the Supply Agreement.
Because the Purchased Preferred Shares will only become convertible when the Company receives final payment for the stated purchases under the Supply Agreement, the value of the conversion option on each tranche of Series C Preferred Stock will be recognized as a sales incentive (a reduction of revenue) and an addition to equity as purchases that lead towards convertibility of that tranche occur, so long as the Company believes it is probable that the particular tranche will become convertible, pursuant to guidance in FASB ASC Topic 605-50, "Revenue Recognition – Customer Payments and Incentives."
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
As SPI does not face a penalty for not purchasing Projects under the Supply Agreement beyond the convertibility of the Purchased Preferred Shares and the loss of the Warrant, FASB ASC Topic 505-50, "Equity – Equity-Based Payments to Non-Employees," requires that the fair value of each tranche of Series C Preferred Stock be updated at each reporting date until that tranche vests according to its terms, and that the fair value of the Warrant be updated at each reporting date until the Warrant vests according to its terms.
As of December 31, 2015, the value of the conversion option on the Series C Preferred Stock was estimated to be $10.61 million and the value of the Warrant was estimated to be $12.14 million, which was determined using the Option-Pricing Method ("OPM") as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a "with" and "without" methodology to bifurcate the Series C Preferred conversion feature.  The OPM model treats the various equity securities as call options on the total equity value contingent upon each security's strike price or participation rights.  At December 31, 2015, the Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value of $57.29 million, estimated based on the back-solve methodology to reconcile the closing common stock price ($0.38) as of the valuation date; (ii) a term of 3.5 years, in alignment with the terms of the Supply Agreement; (iii) a risk free rate of 1.42%, from the Federal Reserve Board's H.15 release as of the transaction date; (iv) a volatility of 103.7%, based on the volatility of the Company's publicly traded stock price; and (v) the performance vesting requirements of the equity instruments were expected to be met.
As no sales under the Supply Agreement occurred prior to December 31, 2015, no revenue has been recognized pursuant to the Supply Agreement, and no amounts related to the convertibility option on the Series C Preferred Stock or the Warrant have been reflected in the financial statements.
Terms of Governance Agreement
In connection with the closing and pursuant to the Securities Purchase Agreement the Company entered into a Governance Agreement with SPI (the "Governance Agreement").  Under the Governance Agreement, SPI is entitled to nominate one director to the Company's board of directors for so long as SPI holds at least 10,000 Purchased Preferred Shares or 25 million shares of Common Stock or Common Stock equivalents (the "Requisite Shares").  Additionally, for so long as SPI holds the Requisite Shares (1) following the time at which the Series C-2 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of two directors and (2) following the time at which the Series C-3 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of three directors; provided in no event shall SPI be entitled to nominate a number of directors to the Board that would represent a percentage of the Board greater than the percentage determined by dividing the number of Common Stock Equivalents held by SPI by the sum of (A) the total shares of the Company's Common Stock outstanding and (B) the number of shares of Common Stock into which the Preferred Stock held by SPI is convertible.

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
Additionally, the Governance Agreement provides a preemptive right to SPI in the case of issuances of equity securities.  As of December 31, 2015, SPI owned approximately 17% of the Company's outstanding common stock.
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
The Joint Venture operates through a jointly-owned Chinese company located in Wuhu City, Anhui Province named Anhui Meineng Store Energy Co., Ltd. ("Meineng Energy").  Meineng Energy intends to initially assemble and ultimately manufacture the Company's products for sale in the power management industry on an exclusive basis in mainland China and on a non-exclusive basis in Hong Kong and Taiwan.  In addition, Meineng Energy manufactures certain products for EnSync pursuant to a supply agreement under which we pay Meineng Energy 120% of its direct costs incurred in manufacturing such products.
The Company's President and Chief Executive Officer ("President and CEO") has served as the Chief Executive Officer of Meineng Energy since December 2011.  The President and CEO owns an indirect 6% equity interest in Meineng Energy.
In connection with the Joint Venture, on August 30, 2011 the Company and certain of its subsidiaries entered into the following agreements:
•	Joint Venture Agreement of Anhui Meineng Store Energy Co., Ltd. (the "China JV Agreement") by and between ZBB PowerSav Holdings Limited, a Hong Kong limited liability company, and Anhui Xinrui Investment Co., Ltd, a Chinese limited liability company; and,
•	Limited Liability Company Agreement of ZBB PowerSav Holdings Limited by and between ZBB Cayman Corporation and PowerSav New Energy Holdings Limited (the "Holdco Agreement").

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
The Company's investment in Meineng Energy was made through Holdco.  Pursuant to the Holdco Agreement, the Company contributed technology to Holdco via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest.  PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest.  The initial capital contributions (consisting of the Company's technology contribution and one half of required cash contributions) were made in December 2011.  The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012.  For financial reporting purposes, Holdco's assets and liabilities are consolidated with those of the Company and PowerSav's 40% interest in Holdco is included in the Company's condensed consolidated financial statements as a noncontrolling interest.  As of December 31, 2015, the Company's indirect investment in the China JV was $757,346.
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
The Company had $54,092 of product sales to Meineng Energy during the three and six months ended December 31, 2015.  The Company had $58,099 of product sales to Meineng Energy during the three and six months ended December 31, 2014.  During the three and six months ended December 31, 2015, the Company had total product purchases from Meineng Energy of $645,896 and $646,198, respectively.  During the three and six months ended December 31, 2014, the Company had total product purchases from Meineng Energy of $8,987 and $152,150, respectively.  As of December 31, 2015 and June 30, 2015, the total amount due to Meineng Energy was $196,471 and $250,562, respectively.

The operating results for Meineng Energy for the three and six months ended December 31, 2015 and December 31, 2014 are summarized as follows:
	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenues	$708,523	$52,541	$720,477	$351,582
Gross Profit (loss)	46,939	(47,409)	20,928	(80,901)
Income (loss) from operations	(313,756)	(725,136)	(692,410)	(1,132,920)
Net Income (loss)	(298,967)	(720,422)	(656,620)	(1,134,591)

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
The fair value of total consideration paid includes (1) $225,829 of cash, and (2) $18,577 of contingent consideration.  The contingent consideration is comprised of 20% of the value of the unbilled portions of certain purchased assets.  Holu will pay immediately to the Seller any amount of the contingent consideration collected in full after the closing date.  Holu is not obligated to pay the Seller any amount not collected in full after six months after the date of a project's completion.  All acquired projects are expected to be completed and billed within the next 12 months.  As of December 31, 2015, none of the contingent liability has been settled and the Company expects to pay the entire contingent consideration.
Key assumptions that were used by management are as follows:
Project assets	$151,522
Customer intangible assets	169,321
Identifiable net assets	$320,843

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

Acquisition Related Expenses
Included in the condensed consolidated statement of operations for the period from August 17, 2015 to December 31, 2015 were transaction expenses totaling approximately $33,700 for advisory and legal costs incurred in connection with the business acquisition.
NOTE 5 - MANAGEMENT'S PLANS AND FUTURE OPERATIONS
The accompanying condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business.  Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets.  The Company incurred a net loss of $8,203,114 attributable to EnSync, Inc. for the six months ended December 31, 2015, and as of December 31, 2015 had an accumulated deficit of $110,877,163 and total EnSync, Inc. equity of $25,493,380.  The ability of the Company to settle its total liabilities of $17,671,416 and to continue as a going concern is dependent upon increasing revenues and achieving profitability.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
We believe that cash and cash equivalents on hand at December 31, 2015 and other potential sources of cash, will be sufficient to fund our current operations through the fourth quarter of fiscal year 2017.  However, there can be no assurances that unforeseen circumstances will not require the Company to raise additional investment capital to fund its operations.  If the Company is unable to obtain additional required funding, the Company's financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.
NOTE 6 - INVENTORIES
Inventories are comprised of the following as of:
	December 31, 2015	June 30, 2015
Raw materials	$2,618,786	$1,125,251
Work in progress	54,812	72,866
Total	$2,673,598	$1,198,117

NOTE 7 – NOTE RECEIVABLE
On September 23, 2014, the Company was issued a $150,000 convertible promissory note from an unrelated party.  The note accrues interest at 8% per annum on the outstanding principal amount.  The note matures on the earlier of (a) the date on which the unrelated party has secured a total of $500,000 or more in additional financing from any source or (b) June 30, 2016 and is classified as "Note receivable" in the financial statements.  If at the maturity date the note and accrued interest has not been paid in full, the Company may convert the principal and interest outstanding into shares of the unrelated party's convertible preferred stock at the then-current valuation.
NOTE 8 - PROPERTY, PLANT & EQUIPMENT
Property, plant, and equipment are comprised of the following as of:
	December 31, 2015	June 30, 2015
Land	$217,000	$217,000
Building and improvements	3,532,375	3,532,375
Manufacturing equipment	3,937,513	3,965,750
Office equipment	410,838	407,191
Construction in process	-	35,700
Total, at cost	8,097,726	8,158,016
Less: accumulated depreciation	(4,303,308)	(3,993,104)
Property, plant and equipment, net	$3,794,418	$4,164,912

The Company recorded depreciation expense of $172,619 and $345,209 for the three and six months ended December 31, 2015, respectively.  The Company recorded depreciation expense of $159,174 and $313,690 for the three and six months ended December 31, 2014, respectively.

NOTE 9 - GOODWILL
The Company acquired ZBB Technologies, Inc., a former wholly-owned subsidiary, through a series of transactions in March 1996.  ZBB Technologies Inc. was subsequently merged with and into EnSync, Inc. on January 1, 2012.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of December 31, 2015 and June 30, 2015.
NOTE 10 - BANK LOANS AND NOTES PAYABLE
The Company's debt consisted of the following as of:
	December 31, 2015	June 30, 2015
Bank loans and notes payable-current	$328,744	$324,626
Bank loans and notes payable-long term	888,451	1,053,581
Total	$1,217,195	$1,378,207

Bank loans and notes payable consisted of the following as of:
	December 31, 2015	June 30, 2015

Note payable to Wisconsin Econcomic Development Corporation payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase by a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement.	$669,960	$804,550

Bank loan payable in fixed monthly payments of $6,800 of principal and interest at a rate of 0.25% below prime, as defined, subject to a floor of 5% with any remaining principal and interest due at maturity on June 1, 2018; collateralized by the building and land.	547,235	573,657

	$1,217,195	$1,378,207

Maximum aggregate annual principal payments for fiscal periods subsequent to December 31, 2015 are as follows:
2016	$163,325
2017	332,957
2018	720,913
$1,217,195

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
At the annual meeting of shareholders held on November 17, 2015, the Company's shareholders approved an amendment of the Omnibus Plan which increased the number of shares of the Company's common stock available for issuance pursuant to awards under the Omnibus Plan by 5,000,000.  The shareholders also approved an amendment of the 2012 Director Equity Plan which increased the number of shares of the Company's common stock available for issuance pursuant to awards under the 2012 Director Equity Plan by 1,500,000.  As of December 31, 2015, there were a total of 2,973,059 shares available to be issued under the Omnibus Plan and 1,092,804 shares available to be issued under the 2012 Director Equity Plan.
In aggregate for all plans, at December 31, 2015, there were a total of 3,535,878 options and 4,173,244 RSUs outstanding.
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method.  The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.  The following assumptions were used to estimate the fair value of options granted during the six months ended December 31, 2015 and December 31, 2014 using the Black-Scholes option-pricing model:
	Six Months Ended December 31,
	2015	2014
Expected life of option (years)	4	4
Risk-free interest rate	1.12 - 1.50%	1.08 - 1.42%
Assumed volatility	100.77 - 101.70%	100.97 - 103.90%
Expected dividend rate	0.00%	0.00%
Expected forfeiture rate	6.23 - 12.63%	5.00 - 6.32%

Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.

During the three and six months ended December 31, 2015 and December 31, 2014, the Company's results of operations include compensation expense for stock options and RSUs granted under its various equity incentive plans.  The amount recognized in the condensed consolidated financial statements related to stock-based compensation was $306,747 and $463,539, based on the amortized grant date fair value of options and RSUs during the three and six months ended December 31, 2015, respectively.  The amount recognized in the financial statements related to stock-based compensation was $477,420 and $853,811, based on the amortized grant date fair value of options and RSUs during the three and six months ended December 31, 2014, respectively.

Information with respect to stock option activity is as follows:
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at June 30, 2014	1,419,068	$3.23
Options granted	423,000	0.85
Options forfeited	(264,290)	3.22
Balance at June 30, 2015	1,577,778	2.60	5.74
Options granted	2,171,000	0.64
Options forfeited	(212,900)	3.22
Balance at December 31, 2015	3,535,878	$1.36	6.74

The following table summarizes information relating to the stock options outstanding as of December 31, 2015:
	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.45 to $1.00	2,465,550	7.47	$0.64	171,049	6.33	$0.68
$1.01 to $2.50	732,078	6.26	1.51	221,248	5.64	1.80
$2.51 to $5.00	98,600	3.48	3.95	98,600	3.48	3.95
$5.01 to $7.50	224,650	2.21	6.48	224,650	2.21	6.48
$7.51 to $17.95	15,000	0.07	17.95	15,000	0.07	17.95
Balance at December 31, 2015	3,535,878	6.74	$1.36	730,547	4.34	$3.60

During the six months ended December 31, 2015, options to purchase 2,171,000 shares were granted to employees exercisable at $0.45 to $0.85 per share based on various service-based and performance-based vesting terms from July 2015 through December 2018 and exercisable at various dates through December 2023.  During the six months ended December 31, 2014, options to purchase 418,000 shares were granted to employees exercisable at $0.48 to $1.67 per share based on service based vesting terms from July 2014 through December 2017 and exercisable at various dates through December 2022.
There was no aggregate intrinsic value of outstanding options based on the Company's adjusted closing stock price of $0.38 as of December 31, 2015.
A summary of the status of unvested employee stock options as of December 31, 2015 and June 30, 2015 and changes during the six months and year then ended is presented below:
	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at June 30, 2014	822,469	$1.63
Options granted	423,000	0.85
Options vested	(347,328)	1.42
Options forfeited	(121,616)	2.31
Balance at June 30, 2015	776,525	1.19
Options granted	2,171,000	0.64
Options vested	(37,362)	1.29
Options forfeited	(104,832)	0.87
Balance at December 31, 2015	2,805,331	$0.77	7.37

Total fair value of options granted for the six months ended December 31, 2015 and December 31, 2014 was $962,089 and $248,402, respectively.  At December 31, 2015, there was $830,362 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.5 years.
The Company compensates its directors with RSUs and cash.  On November 17, 2015, 864,000 RSUs were granted to the Company's directors in partial payment of director's fees through November 2016 under the 2012 Director Equity Plan.  As of December 31, 2015, 216,000 of the RSUs had vested and there were $108,000 and $198,000 in director's fees expense settled with RSUs for the three and six months ended December 31, 2015.
On November 17, 2015, the Company's CEO was awarded 1,500,000 RSUs.  750,000 of these RSUs vest over three years, beginning on November 17, 2016.  The remaining 750,000 of these RSUs vest upon the satisfaction of certain performance targets that must be met on or before June 30, 2019.
As of December 31, 2015 there were 2,148,000 of unvested RSUs and $1,074,000 in unrecognized compensation cost.  Generally, shares of common stock related to vested RSUs are to be issued six months after the holder's separation from service with the Company.

The table below summarizes the activity of the RSUs for the six months ended December 31, 2015 and the year ended June 30, 2015:
	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at June 30, 2014	1,346,813	$1.87
RSUs granted	922,500	1.05
RSUs forfeited	(103,334)	1.69
Shares issued	(229,944)	0.80
Balance at June 30, 2015	1,936,035	1.53
RSUs granted	2,364,000	0.50
RSUs forfeited	-	-
Shares issued	(126,791)	0.78
Balance at December 31, 2015	4,173,244	$1.01

NOTE 12 - WARRANTS
At December 31, 2015, the following warrants to purchase the Company's common stock were outstanding and exercisable:
•	81,579 warrants exercisable at $0.95 per share and which expire in September 2016 issued as placement agent's compensation in connection with the sale of $3 million of preferred stock on September 27, 2013 as described in Note 14.
•	1,710,525 warrants exercisable at $0.95 per share and which expire in September 2016 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $3.0 million of preferred stock on September 27, 2013 described in Note 14. In March 2014, 1,447,369 warrants were exercised via a cashless exercise resulting in the issuance of 850,169 shares of common stock of the Company.
•	15,000 warrants were exercisable at $2.10 per share and expired in July 2015 issued as partial payment for services.
•	15,000 warrants are exercisable at $1.417 per share and expire in July 2016 issued as partial payment for services.
•	15,000 warrants are exercisable at $1.928 per share and expire in July 2017 issued as partial payment for services.
•	15,000 warrants are exercisable at $0.963 per share and expire in July 2018 issued as partial payment for services.
•	306,902 warrants exercisable at $2.375 per share and which expire in June 2017 issued in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $12 million of common stock on June 19, 2012. In March 2014, 272,159 warrants were exercised via a cashless exercise resulting in the issuance of 53,048 shares of common stock of the Company.
•	511,604 warrants exercisable at $2.65 per share and which expire in May 2017 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes on May 1, 2012.
•	6,300 warrants were exercisable at $5.00 per share and expired in July 2015 issued as partial payment for services.
•	224,375 warrants were exercisable at $5.20 per share and expired in September 2015 issued to certain purchasers of Company shares in March 2010.
•	71,667 warrants were exercisable at $6.65 per share and expired in August 2015 issued to certain purchasers of Company shares in August 2009.

The table below summarizes warrant balances and activity for the three months December 31, 2015 and the year ended June 30, 2015:
	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at June 30, 2014	2,933,752	$1.88
Warrants granted	-	-
Warrants expired	(5,800)	5.00
Warrants exercised	-	-
Balance at June 30, 2015	2,927,952	1.88
Warrants granted	45,000	1.44
Warrants expired	(317,342)	5.38
Warrants exercised	-	-
Balance at December 31, 2015	2,655,610	$1.45

NOTE 13 – BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported.  Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported.  Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock.  In computing diluted net loss per share for the six months ended December 31, 2015 and December 31, 2014, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follow:
	As of December 31,
	2015	2014
Stock options and restricted stock units	7,709,122	3,776,751
Stock warrants	2,655,610	2,933,752
Series B preferred shares	3,023,562	3,066,710
Total	13,388,294	9,777,213

NOTE 14 - EQUITY
Amendment to the Articles of Incorporation
On November 17, 2015, the Company filed with the Wisconsin Department of Financial Institutions an amendment to the Company's Articles of Incorporation (the "Articles of Amendment") increasing the number of authorized shares of common stock from 150,000,000 shares to 300,000,000 shares.  The Articles of Amendment were approved by the Company's shareholders on November 17, 2015.
Solar Power, Inc. Securities Purchase Agreement
On July 13, 2015 we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Solar Power, Inc., ("SPI") pursuant to which we sold SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of common stock (the "Purchased Common Shares") and (ii) 28,048 shares of Series C Convertible Preferred Stock (the "Purchased Preferred Shares") which are convertible, subject to the completion of projects under our supply agreement with SPI (as described below), into a total of up to 42,000,600 shares of Common Stock.  The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678 and the aggregate purchase price for the Purchased Preferred Shares was determined based on a price of $0.6678 per common share equivalent.  Pursuant to the Purchase Agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the "Warrant").

In connection with the Purchase Agreement, the Company incurred $807,807 of financing related costs.  As of December 31, 2015, the specific costs directly attributable to the Purchase Agreement have been charged against the gross proceeds of the offering.
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
Shares of Preferred Stock were sold for $1,000 per share (the "Stated Value") and accrue dividends on the Stated Value at an annual rate of 10%.  The net proceeds to the Company, after deducting $96,966 of offering costs, were $2,903,004.  During the year ended June 30, 2014, 425 shares of Preferred Stock were converted into 470,171 shares of common stock of the Company.  During the six months ended December 31, 2015, 275 shares of Preferred Stock were converted into 352,696 shares of common stock of the Company.  At December 31, 2015, 2,300 shares of Preferred Stock were convertible into 3,023,562 shares of common stock of the Company ("Common Stock") at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  At December 31, 2015 the liquidation preference of the Preferred Stock was $5,172,385.
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

NOTE 15 - COMMITMENTS
Leasing Activities
The Company leases its Australian research and development facility from a non-related Australian company under the terms of a lease that expires October 31, 2016.  In July of 2011, the Company renewed the lease on its Australian facility through October 2016 subject to an annual CPI adjustment.  The Company also leases a facility in Madison, Wisconsin from a non-related company under the terms of a lease that expires October 31, 2017.
Rent expense was $34,378 and $57,912 for the three and six months ended December 31, 2015, respectively.
The future payments required under the terms of the leases for fiscal periods subsequent to December 31, 2015 are as follows:
2016	$48,147
2017	44,098
2018	6,000
$98,245
Employment Contract
The Company has entered into employment contracts with executives and management personnel.  The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits.  The employment contracts generally have no set term and can be terminated by either party.  There is a provision for payments of up to six months of annual salary as severance if the Company terminates a contract without cause, along with the acceleration of certain unvested stock option grants.  During the six months ended December 31, 2015, the Company recorded $125,000 of severance for the former CEO.
NOTE 16 - RETIREMENT PLANS
All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributed to an accumulation fund on behalf of the employees under an award which is legally enforceable.
For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $32,330 and $60,566 for the three and six months ended December 31, 2015, respectively.  Expenses under these plans were $22,040 and $45,703 for the three and six months ended December 31, 2014.
NOTE 17 - INCOME TAXES
The provision (benefit) for income taxes consists of the following:
	Six Months Ended December 31,
	2015	2014
Current	$(640)	$-
Deferred	-	-
Provision (benefit) for income taxes	$(640)	$-

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company's financial statements or tax returns.  In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future.  Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income.  As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of December 31, 2015 and June 30, 2015.

The Company's combined effective income tax rate differed from the U.S. federal statutory income rate as follows:
	As of December 31,
	2015	2014
Income tax expense/(benefit) computed at the U.S. federal statutory rate	-34%	-34%
Change in valuation allowance	34%	34%
Total	0%	0%

Significant components of the Company's net deferred income tax assets as of December 31, 2015 and June 30, 2015 were as follows:
	December 31, 2015	June 30, 2015
Federal net operating loss carryforwards	$14,783,958	$11,780,604
Federal - other	2,392,460	2,783,304
Wisconsin net operating loss carryforwards	2,346,997	1,748,976
Australia net operating loss carryforwards	1,283,031	1,497,779
Deferred income tax asset valuation allowance	(20,806,446)	(17,810,663)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $43.5 million as of December 31, 2015, that expire at various dates between June 30, 2017 and 2034.  The Company also has $7.0 million in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization.  The Company has U.S. federal research and development tax credit carryforwards of approximately $247,000 as of December 31, 2015 that expire at various dates through June 30, 2033.  As of December 31, 2015, the Company has approximately $45.7 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2015 and 2028.  As of December 31, 2015, the Company also has approximately $4.3 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.
A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:
	December 31, 2015	June 30, 2015
Beginning balance	$-	$196,583
Lapses of statutes of limitations	-	(161,344)
Effect of foreign currency translation	-	(35,239)
Ending balance	$-	$-

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
The condensed consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.) located in Perth, Australia, Century West PNL LLC, Kona CE LLC, various other PPA subsidiaries, its eighty-five percent owned subsidiary Holu Energy LLC, and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong which was formed in connection with the Company's investment in a China joint venture.
Solar Power, Inc.
In July 2015, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Solar Power, Inc., SPI") pursuant to which we sold to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of common stock (the "Purchased Common Shares") and (ii) 28,048 shares of Series C Convertible Preferred Stock (the "Purchased Preferred Shares") which are convertible, subject to the completion of projects under our supply agreement with SPI (as described below), into a total of up to 42,000,600 shares of Common Stock.  The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678.  The aggregate purchase price for the Purchased Preferred Shares was determined based on a price of $0.6678 per common share equivalent.  Pursuant to the purchase agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the "Warrant").
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
To determine excess and obsolete inventory, we compare listings of existing piece parts and finished goods to future product demand and usage requirements.  We record a full valuation allowance for inventory quantities on hand in excess of one year's expected usage.
We believe our accounting estimate related to excess and obsolete inventory is a critical accounting estimate because it requires us to make assumptions about future sales volumes and product mix, which can be highly uncertain.  Changes in these estimates can have a material effect on our financial statements.

Accrued Expenses
Accrued expenses consist of the Company's present obligations for various expenses incurred during the period and include a reserve for estimated contract losses, other accrued expenses, and warranty obligations.  Included in accrued expenses as of December 31, 2015 is a remaining reserve of approximately $203,000 for a $1.8 million product upgrade initiative established in the fourth quarter of fiscal 2014.
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
As the Series C Preferred Stock issued to SPI becomes convertible and the Warrant issued to SPI becomes exercisable only if SPI makes certain purchases from the Company, the Company concluded that the guidance in FASB ASC Topic 605-50, "Revenue Recognition – Customer Payments and Incentives" requires that the fair value of the conversion option on the Series C Preferred Stock and the Warrant must be reflected as a sales incentive, and presented as a reduction of revenue and increase to additional paid in capital when that value is recognized in the condensed consolidated statement of operations.  The sales incentive will be recognized as SPI makes purchases that progress toward the vesting of each tranche of the conversion option of the Series C Preferred Stock and the Warrant, so long as the Company believes that it is probable SPI will make sufficient purchases to cause the applicable tranche of the Series C Preferred Stock to become convertible or the Warrant to vest.  As of December 31, 2015, no purchases under the Supply Agreement had occurred and therefore no sales incentive had been recognized.  Once such purchases occur, the Company will utilize all available information, including forecasts, in assessing whether each tranche of the Series C Preferred Stock is probable of becoming convertible and the Warrant is probable of vesting.
Any amount that is recognized as a sales incentive will be determined based upon the fair value of the convertibility provision on the applicable tranche of Series C Preferred Stock and/or the Warrant during the period in which sales to SPI occur.  Because SPI does not face a penalty for not making purchases under the Supply Agreement beyond the convertibility of the Series C Preferred Stock and the loss in value of the Warrant, the provisions of FASB ASC Topic 505-50, "Equity – Equity-Based Payments to Non-Employees" require that the sales incentive be measured based upon the fair value of the conversion provisions at the time they become exercisable and the Warrant at its vesting date and the value.  The Company will therefore be required to update its estimates of the fair value of these items each period until SPI has purchased 40 megawatts of Projects under the Supply Agreement, at which point all tranches of the Series C Preferred Stock will be convertible and the Warrant will vest.  As there are no observable prices for conversion provisions or the Warrant, the fair value estimates need to be determined using option pricing or other valuation techniques.  See Note 2 to the condensed consolidated financial statements for further information about the measurement of fair value of these instruments as of December 31, 2015.

RESULTS OF OPERATIONS
Three months ended December 31, 2015 compared with the three months ended December 31, 2014
Revenue:
Our revenues for the three months ended December 31, 2015 and December 31, 2014 were $382,261 and $300,654, respectively.  The increase of $81,607 in the three months December 31, 2015 was the result of a $221,517 increase in product sales, offset by a $139,910 decrease in engineering and development revenue as compared to the three months ended December 31, 2014.
Costs and Expenses:
Total costs and expenses for the three months ended December 31, 2015 and December 31, 2014 were $4,889,717 and $3,575,886, respectively.  This increase of $1,313,831 in the three months ended December 31, 2015 was due to the following factors:
•	$151,606 increase in costs of product sales principally due to a $181,000 increase in warranty expenses and additional product shipments, partially offset by a $161,000 decrease in our reserve for excess and obsolete inventory as a result of estimated future forecasts of demand for inventory on hand compared to prior year;
•	$22,038 increase in costs of engineering and development due to timing of costs incurred under the Lotte R&D Agreement for the three months ended December 31, 2015 compared to the three months ended December 31, 2014;
•	$534,551 increase in advanced engineering and development expenses due to an additional $371,000 of expense for contract employees and $136,000 of additional expenses related to wages and benefits resulting from increased headcount. Expenditures on contract employees and other related costs are for certain engineering projects. These engineering projects are nearing completion and should be finalized by the end of the fiscal year;
•	$583,744 increase in selling, general, and administrative expenses due to $236,000 of additional legal fees incurred during the period, and $200,000 of expenses incurred by Holu Energy during the current period primarily for wages and benefits, and $151,000 of additional expenses related to wages and benefits resulting from increased headcount; and
•	$21,892 increase in depreciation and amortization expense as a result of additional depreciation expense recognized on new fixed assets capitalized during fiscal year 2015 as well as $8,447 of customer intangible asset amortization expense.
Other Income (Expense):
Total other income (expense) for the three months ended December 31, 2015 increased by $224,550 to a loss of $19,312 from a loss of $243,862 for the three months ended December 31, 2014 primarily as a result of a $204,582 decrease in equity in loss of investee company quarter over quarter.
Income Taxes (Benefit):
The benefit for income taxes during the three months ended December 31, 2015 increased by $640 to $640 from $0 for the three months ended December 31, 2014.  The benefit relates to a refund received from the government of Australia related to a refundable tax credit for qualified research and development expenditures we incurred during the fiscal year ended June 30, 2014.
Net Loss:
Our net loss for the three months ended December 31, 2015 increased by $1,070,118 to $4,445,704 from the $3,375,586 net loss for the three months ended December 31, 2014.  This increase in loss was primarily from increased costs and expenditures incurred during the quarter.
Six months ended December 31, 2015 compared with the six months ended December 31, 2014
Revenue:
Our revenues for the six months ended December 31, 2015 and December 31, 2014 were $655,237 and $865,515, respectively.  The decrease of $210,278 in the six months December 31, 2015 was the result of a $177,288 decrease in product sales, and a $32,990 decrease in engineering and development revenue as compared to the six months ended December 31, 2014.

Costs and Expenses:
Total costs and expenses for the six months ended December 31, 2015 and December 31, 2014 were $9,007,035 and $7,532,664, respectively.  This increase of $1,474,371 in the six months ended December 31, 2015 was due to the following factors:
•	$203,038 decrease in costs of product sales principally due to a $341,000 decrease in our reserve for excess and obsolete inventory as a result of estimated future forecasts of demand for inventory on hand, as well as decreased product sales compared to prior year, partially offset by $206,000 of additional warranty charges;
•	$32,978 decrease in costs of engineering and development due to timing of costs incurred under the Lotte R&D Agreement for the six months ended December 31, 2015 compared to the six months ended December 31, 2014;
•	$913,256 increase in advanced engineering and development expenses due to an additional $662,000 of expense for contract employees, $135,000 of additional expenses related to wages and benefits resulting from increased headcount, and a $125,000 increase in material purchases for R&D projects. Expenditures on contract employees and other related costs are for certain engineering projects. These engineering projects are nearing completion and should be finalized by the end of the fiscal year;
•	$751,165 increase in selling, general, and administrative expenses due to $396,000 of additional expenses related to wages and benefits resulting from increased headcount, $252,000 of expenses incurred by Holu Energy during the current period primarily for wages and benefits, and $125,000 of severance expense incurred in connection with the termination of employment with the former CEO; and
•	$45,966 increase in depreciation and amortization expense as a result of additional depreciation expense recognized on new fixed assets capitalized during fiscal year 2015 as well as $14,447 of customer intangible asset amortization expense.
Other Income (Expense):
Total other income (expense) for the six months ended December 31, 2015 decreased by $908,171 to a loss of $1,097 from income of $907,074 for the six months ended December 31, 2014 primarily as a result of the $1,257,407 gain on investment in investee company resulting from a third-party capital investment transaction with the investee company in the prior year offset by a $239,376 decrease in equity in loss of investee company in the prior year, partially offset by a bargain purchase of $76,437 recognized on the assets purchased from Tian Shan during the current period.
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
Income Taxes (Benefit):
The benefit for income taxes during the six months ended December 31, 2015 increased by $640 to $640 from $0 for the six months ended December 31, 2014.  The benefit relates to a refund received from the government of Australia related to a refundable tax credit for qualified research and development expenditures we incurred during the fiscal year ended June 30, 2014.
Net Loss:
Our net loss for the six months ended December 31, 2015 increased by $2,187,179 to $8,203,114 from the $6,015,935 net loss for the six months ended December 31, 2014.  This increase in loss was primarily from increased costs and expenditures incurred during the six months ended December 31, 2015 as well as the $1,257,407 gain on investment in investee company recognized during the six months ended December 31, 2014.
Liquidity and Capital Resources
Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts.  Total capital stock and paid in capital as of December 31, 2015 was $137,960,302 compared with June 30, 2015 total capital stock of $118,204,570.  We had a cumulative deficit of $110,877,163 as of December 31, 2015 compared to a cumulative deficit of $102,674,049 as of June 30, 2015.  At December 31, 2015 we had net working capital of $34,364,456 compared to June 30, 2015 net working capital of $9,352,291.  Our shareholders' equity as of December 31, 2015 and June 30, 2015, exclusive of noncontrolling interests, was $25,493,380 and $13,941,035, respectively.

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock").  Shares of Preferred Stock were sold for $1,000 per share (the "Stated Value") and accrue dividends on the Stated Value at an annual rate of 10%.  At December 31, 2015 the Preferred Stock was convertible into a total of 3,023,562 shares of common stock of the Company ("Common Stock") at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  The net proceeds to the Company, after deducting $96,967 of offering costs, were $2,909,873.  At December 31, 2015 the liquidation preference of the Preferred Stock was $5,172,385.
On August 27, 2014, we completed an underwritten public offering of our common stock at a price to the public of $1.12 per share.  We sold a total of 13,248,000 shares of our common stock in the offering for aggregate proceeds of approximately $14.8 million.  We received approximately $13.7 million of net proceeds from the offering, after deducting the underwriting discount and expenses.
On July 13, 2015, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with Solar Power, Inc., ("SPI") pursuant to which we sold to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares (the "Purchased Common Shares") of Common Stock and (ii) 28,048 shares (the "Purchased Preferred Shares") of Series C Convertible Preferred Stock.  The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678 and the aggregate purchase price for the Purchased Preferred Shares was determined based on a price of $0.6678 per common share equivalent.  Pursuant to the Purchase Agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the "Warrant").
At December 31, 2015, our principal sources of liquidity were our cash and cash equivalents which totaled $28,171,129 and accounts receivable of $85,708.
We believe that cash and cash equivalents on hand and other potential sources of cash will be sufficient to fund our current operations through the fourth quarter of fiscal year 2017.  However, unless we are able to increase our revenues and achieve profitability we will likely require additional investment capital thereafter to fund our operations.
If we are unable to obtain additional required funding, we may not be able to:
•	remain in operation;
•	execute our growth plan;
•	take advantage of future opportunities; or
•	respond to customers and competition.
Operating Activities
Our operating activities used net cash of $2,070,908 for the six months ended December 31, 2015.  Cash used by operations resulted from a net loss of $8,352,255, which was decreased by $809,306 in non-cash adjustments offset by $5,472,041 in net changes to working capital.  Non-cash adjustments included $345,209 of depreciation expense, $14,447 of amortization expense, $463,539 of stock compensation expense, $68,597 of equity in loss of investee company, partially offset by $6,049 of interest accreted on the note receivable and a $76,437 gain on the Tian Shan Renewable Energy bargain purchase.  Net increases in working capital were primarily from $27,385 in net collections of accounts receivable, increases in accounts payable of $354,301, net decrease in customer deposits of $112,358, increases in accrued compensation and benefits of $37,737, and deferred revenue of $13,290,000, offset by increases in inventories of $1,475,481, prepaids and other current assets of $154,961, deferred project costs of $159,978, project assets of $5,603,034, and of accrued expenses of $731,570.
Investing Activities
Our investing activities used net cash of $236,275 for the six months ended December 31, 2015, related primarily to the cash paid in the amount of $225,829 for the business combination of Tian Shan Renewable Energy and $10,416 of expenditures for property and equipment.

Financing Activities
Our financing activities provided net cash of $19,722,006 for the six months ended December 31, 2015.  Net cash provided by financing activities was comprised principally of $20,100,000 in proceeds from the issuance of common stock and preferred stock to SPI, less financing costs of $261,982.  $45,000 of cash was provided by the noncontrolling interest as a capital contribution to Holu.  During the six months ended December 31, 2015 we made repayments of $261,982 of principal on bank loans and notes payable.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2015.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the six months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the quarter ended December 31, 2015, pursuant to a certain services agreement, we issued to the subject service provider as partial consideration for services to be rendered to us under the agreement warrants to purchase a total of 45,000 shares of our common stock of which (i) 15,000 have an exercise price of $1.417 per share and expire in July 2016, (ii) 15,000 have an exercise price of $1.928 per share and expire in July 2017, and (iii) 15,000 have an exercise price of $0.963 per share and expire in July 2018.
These warrants and the shares of Common Stock issuable upon exercise of the warrants were issued upon the exemption from the registration provisions of the Securities Act of 1933 provided for by Section 4(2) thereof for transactions not involving a public offering.  Use of this exemption is based on the following facts:
•	Neither we nor any person acting on our behalf solicited any offer to buy nor sell securities by any form of general solicitation or advertising.
•	At the time of the issuance, the service provider was an accredited investor, as defined in Rule 501(a) of the Securities Act.
•	The service providers had access to information regarding the Company and were knowledgeable about us and our business affairs.
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

ENSYNC, INC.

By: /s/ Bradley L. Hansen
Name: Bradley L. Hansen
Title: Chief Executive Officer
and President and Director
(Principal Executive Officer)
February 16, 2016

By: /s/ James F. Schott
Name: James F. Schott
Title: Chief Financial Officer
(Principal Financial Officer)
February 16, 2016

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to
3.1	Articles of Incorporation of EnSync, Inc., as amended	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on September 28, 2015
3.2	Articles of Amendment to Articles of Incorporation of EnSync, Inc.
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Stock	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 27, 2013
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 14, 2015
3.5	Amended and Restated By-laws of EnSync, Inc. (as of November 4, 2009)	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on September 28, 2015
4.1	Form of Warrant issued to Solar Power, Inc.	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 17, 2015
10.1	Amendment No. 3 of the EnSync, Inc. 2010 Omnibus Long-Term Incentive Plan
10.2	Amendment No. 2 of the EnSync, Inc. 2012 Non-Employee Director Equity Compensation Plan
10.3	EnSync, Inc. Director Compensation Policy
10.4	Employment Agreement by and between James F. Schott and the Company, dated October 20, 2015
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002