Form 10-Q
period 2016-03-31
EnSync, Inc.
filed 2016-05-11
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
Commission File Number: 001-33540
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  ☑ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☐ 	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ Yes   ☑ No
Securities registered pursuant to Section 12(b) of the Act:

Class	Shares Outstanding as of May 11, 2016
Common Stock, $0.01 Par Value Per Share	47,680,821

ENSYNC, INC.

EnSync, Inc.
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$21,804,177	$10,757,461
Restricted cash on deposit	-	60,193
Accounts receivable, net	37,526	113,093
Inventories, net	2,208,610	1,198,117
Prepaid expenses and other current assets	634,183	441,537
Deferred financing costs	-	545,825
Customer intangible assets	123,115	-
Note receivable	168,148	159,107
Deferred PPA project costs	159,978	-
Deferred customer project costs	1,009,730	-
Project assets	7,278,755	-
Total current assets	33,424,222	13,275,333
Long-term assets:
Property, plant and equipment, net	4,027,086	4,164,912
Investment in investee company	2,238,099	2,408,528
Goodwill	803,079	803,079
Right of use assets - operating leases	32,136	85,656
Total assets	$40,524,622	$20,737,508

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$330,861	$324,626
Accounts payable	585,913	1,056,744
Accrued expenses	293,346	1,214,822
Customer deposits	1,230,391	1,177,155
Accrued compensation and benefits	130,123	235,351
Total current liabilities	2,570,634	4,008,698
Long-term liabilities:
Long-term debt, net of current maturities	1,136,798	1,053,581
Deferred revenue	13,290,000	-
Other long-term liabilities	30,699	-
Total liabilities	17,028,131	5,062,279

Commitments and contingencies (Note 15)

Equity
Series B redeemable convertible preferred stock ($0.01 par value,
$1,000 face value) 3,000 shares authorized and issued, 2,300 and 2,575 shares outstanding, preference in liquidation of $5,244,195 and $5,635,866 as of March 31, 2016 and June 30, 2015, respectively	23	26
Series C convertible preferred stock ($0.01 par value, $1,000 face value),
28,048 and 0 shares authorized, issued, and outstanding, preference in liquidation of $18,252,296 and $0 as of March 31, 2016 and June 30, 2015, respectively	280	-
Common stock ($0.01 par value); 300,000,000 and 150,000,000 authorized,
47,644,821 and 39,129,334 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	1,184,763	1,099,608
Additional paid-in capital	137,205,436	117,104,936
Accumulated deficit	(114,819,622)	(102,674,049)
Accumulated other comprehensive loss	(1,584,608)	(1,589,486)
Total EnSync, Inc. equity	21,986,272	13,941,035
Noncontrolling interest	1,510,219	1,734,194
Total equity	23,496,491	15,675,229
Total liabilities and equity	$40,524,622	$20,737,508

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Revenues
Product sales	$64,756	$287,644	$550,986	$951,162
Engineering and development	95,382	297,173	264,389	499,170
Total Revenues	160,138	584,817	815,375	1,450,332

Costs and Expenses
Cost of product sales	89,794	275,508	394,402	783,154
Cost of engineering and development	221,628	33,078	357,795	202,223
Advanced engineering and development	1,397,645	1,645,665	5,089,297	4,424,061
Selling, general, and administrative	2,212,871	1,837,196	6,727,823	5,600,983
Depreciation and amortization	209,991	162,010	569,647	475,700
Total Costs and Expenses	4,131,929	3,953,457	13,138,964	11,486,121

Loss from Operations	(3,971,791)	(3,368,640)	(12,323,589)	(10,035,789)

Other Income (Expense)
Equity in loss of investee company	(101,832)	(209,729)	(170,429)	(517,702)
Gain on investment in investee company	-	-	-	1,257,407
Interest income	14,935	7,300	33,645	18,790
Interest expense	(12,047)	(25,197)	(39,694)	(79,047)
Other income	-	2,984	76,437	2,984
Total Other Income (Expense)	(98,944)	(224,642)	(100,041)	682,432

Loss before expense (benefit) for Income Taxes	(4,070,735)	(3,593,282)	(12,423,630)	(9,353,357)

Expense (Benefit) for Income Taxes	172	-	(468)	-
Net loss	(4,070,907)	(3,593,282)	(12,423,162)	(9,353,357)
Net loss attributable to noncontrolling interest	123,344	137,211	277,589	363,221
Gain attributable to noncontrolling interest	-	-	-	(481,870)
Net Loss Attributable to EnSync, Inc.	(3,947,563)	(3,456,071)	(12,145,573)	(9,472,006)
Preferred stock dividend	(71,810)	(72,836)	(218,390)	(191,701)
Net Loss Attributable to Common Shareholders	$(4,019,373)	$(3,528,907)	$(12,363,963)	$(9,663,707)

Net loss per share
Basic and diluted	$(0.08)	$(0.09)	$(0.26)	$(0.27)

Weighted average shares-basic and diluted	47,608,821	39,073,084	46,983,174	36,227,708
See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Net loss	$(4,070,907)	$(3,593,282)	$(12,423,162)	$(9,353,357)
Foreign exchange translation adjustments	5,151	4,534	4,878	12,242
Comprehensive loss	(4,065,756)	(3,588,748)	(12,418,284)	(9,341,115)
Net (income) loss attributable to noncontrolling interest	123,344	137,211	277,589	(118,649)
Comprehensive Loss Attributable to EnSync, Inc.	$(3,942,412)	$(3,451,537)	$(12,140,695)	$(9,459,764)

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.
Condensed Consolidated Statements of Changes in Equity
(Unaudited)
	Series B Preferred Stock		Series C Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance: June 30, 2014	2,575	$26	-	$-	25,651,389	$964,828	$102,286,450	$(89,788,242)	$(1,599,875)	$1,646,240

Net (loss) income								(12,885,808)		74,198
Net currency translation adjustment									10,389
Issuance of common stock, net of
costs and underwriting fees					13,248,000	132,480	13,557,257
Stock-based compensation					229,945	2,300	1,261,229
Contribution of capital from
noncontrolling interest										13,756
Balance: June 30, 2015	2,575	26	-	-	39,129,334	1,099,608	117,104,936	(102,674,049)	(1,589,486)	1,734,194

Net loss								(12,145,573)		(277,589)
Net currency translation adjustment									4,878
Issuance of common and preferred
stock, net of costs and other fees			28,048	280	8,000,000	80,000	19,211,913
Stock-based compensation					162,791	1,628	892,111
Contribution of capital from
noncontrolling interest										53,614
Conversion of preferred stock	(275)	(3)			352,696	3,527	(3,524)
Balance: March 31, 2016	2,300	$23	28,048	$280	47,644,821	$1,184,763	$137,205,436	$(114,819,622)	$(1,584,608)	$1,510,219
See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(12,423,162)	$(9,353,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	523,441	475,700
Amortization of intangible asset	46,206	-
Stock-based compensation, net	893,739	1,156,720
Equity in loss of investee company	170,429	517,702
Gain on investment in investee company	-	(1,257,407)
Interest accreted on note receivable	(9,041)	(6,115)
Gain on bargain purchase	(76,437)	-
Changes in assets and liabilities
Accounts receivable	75,567	815,738
Inventories	(1,010,493)	163,742
Prepaids and other current assets	(187,735)	(124,439)
Refundable income taxes	-	16,666
Deferred PPA project costs	(159,978)	-
Deferred customer project costs	(1,009,730)	-
Project assets	(7,091,533)	-
Accounts payable	(470,831)	(33,587)
Accrued expenses	(877,806)	(773,189)
Customer deposits	53,236	41,627
Accrued compensation and benefits	(105,228)	160,914
Deferred revenue	13,290,000	-
Net cash used in operating activities	(8,369,356)	(8,199,285)
Cash flows from investing activities
Cash paid for business combination	(225,829)	-
Change in restricted cash	60,193	9,723
Expenditures for property and equipment	(389,266)	(409,296)
Issuance of note receivable	-	(150,000)
Net cash used in investing activities	(554,902)	(549,573)
Cash flows from financing activities
Payment of financing costs	(261,982)	-
Repayments of long term debt	(242,375)	(262,127)
Proceeds from equipment financing	331,827	-
Payments for finance leases	(10,077)	-
Proceeds from issuance of preferred stock	13,300,000	-
Proceeds from issuance of common stock	6,800,000	14,837,760
Common stock issuance costs	-	(1,148,023)
Contributions of capital from noncontrolling interest	53,614	13,756
Net cash provided by financing activities	19,971,007	13,441,366
Effect of exchange rate changes on cash and cash equivalents	(33)	(8,156)
Net increase in cash and cash equivalents	11,046,716	4,684,352
Cash and cash equivalents - beginning of period	10,757,461	10,360,721

Cash and cash equivalents - end of period	$21,804,177	$15,045,073

Supplemental disclosures of cash flow information:
Cash paid for interest	$39,994	$73,346
Supplemental noncash information:
Right of use asset obtained in exchange for new finance lease	$13,521	$-
Right of use asset obtained in exchange for new operating lease	41,048	85,656
Asset retirement obligation	18,527	-

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
EnSync, Inc. and its subsidiaries ("EnSync," "we," "us," "our," or the "Company") develop, license, and manufacture innovative energy management systems solutions serving the commercial and industrial ("C&I") building, utility, and off-grid markets.  Incorporated in 1998, EnSync is headquartered in Menomonee Falls, Wisconsin, USA with offices in Madison, Wisconsin, Petaluma, California, Honolulu, Hawaii, and Shanghai, China.  In August 2015, we changed our corporate name from ZBB Energy Corporation to EnSync, Inc., and we regularly use the name EnSync Energy Systems for marketing and branding purposes.
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
We recently began addressing our target markets through power purchase agreements ("PPAs") under which we agree to provide, and the customer agrees to purchase, electricity from us at a fixed rate for a 20-year period.  Under this structure we develop and supply a system that uses our and other companies' products and the customer receives the benefit of a low and fixed price for electricity without any upfront costs.  Because this business model requires significant capital outlays, our monetization strategy is we either sell the PPAs outright or enter into sale-leaseback transactions.
The condensed consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.), Century West PNL LLC, Kona CE, LLC, various other PPA subsidiaries, its eighty-five percent owned subsidiary Holu Energy LLC, and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong, which was formed in connection with the Company's investment in a China joint venture.
Interim Financial Data
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial data and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included.  Operating results for the three and nine month periods ended March 31, 2016 are not necessarily indicative of the results that might be expected for the year ending June 30, 2016.
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

Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  It is reasonably possible that the estimates we have made may change in the near future.  Significant estimates underlying the accompanying condensed consolidated financial statements include those related to:
•	the timing of revenue recognition;
•	allocation of purchase price in the business combination;
•	the allowance for doubtful accounts;
•	provisions for excess and obsolete inventory;
•	the lives and recoverability of property, plant and equipment and other long-lived assets, including goodwill;
•	contract costs, losses, and reserves;
•	warranty obligations;
•	income tax valuation allowances;
•	discount rates for finance and operating lease liabilities;
•	asset retirement obligations;
•	stock-based compensation; and
•	valuation of equity instruments and warrants.
Fair Value of Financial Instruments
The Company's financial instruments consist of cash and cash equivalents, restricted cash on deposit, accounts receivable, a note receivable, accounts payable, bank loans, notes payable, equipment financing, lease obligations, asset retirement obligations, equity instruments, and warrants.  The carrying amounts of the Company's financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, except for the bank loans, notes payable, equipment financing, asset retirement obligations, equity instruments, and warrants.  The carrying amounts of the bank loans and notes payable approximates fair value due to the interest rate and terms approximating those available to us for similar obligations.  The interest rate on the equipment financing obligation was imputed based on the requirements described in FASB ASC Topic 842-40-30-6. The asset retirement obligation is calculated as the present value of the estimated fair value of the future obligation using the Company's credit-adjusted risk-free rate. The fair value of the nonconvertible attribute and conversion option of the Series C Preferred Stock and related Warrant was determined using the Option-Pricing Method ("OPM") as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a "with" and "without" methodology to bifurcate the Series C Preferred conversion feature.  The OPM model treats the various equity securities as call options on the total equity value contingent upon each security's strike price or participation rights.  The Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value estimated based on the back-solve methodology to reconcile the closing common stock price as of the valuation date; (ii) a term in alignment with the terms of the Supply Agreement; (iii) a risk free rate from the Federal Reserve Board's H.15 release as of the transaction date; (iv) the volatility of the Company's publicly traded stock price; and (v) the performance vesting requirements of the equity instruments that were expected to be met.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  The Company maintains its cash deposits at financial institutions predominately in the United States, Australia, Hong Kong, and China.  The Company has not experienced any losses in such accounts.

Restricted Cash on Deposit
The Company had no restricted cash and $60,193 in restricted cash on deposit as of March 31, 2016 and June 30, 2015, respectively, as collateral for certain credit arrangements.
Accounts Receivable
Credit is extended based on an evaluation of a customer's financial condition.  Accounts receivable are stated at the amount the Company expects to collect from outstanding balances.  The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable are stated net of an allowance for doubtful accounts of $10,878 as of March 31, 2016 and $11,074 as of June 30, 2015.  The composition of accounts receivable by aging category is as follows as of:
	March 31, 2016	June 30, 2015
Current	$11,226	$4,291
30-60 days	101	-
60-90 days	24,713	3,555
Over 90 days	1,486	105,248
Total	$37,526	$113,093

Inventories
Inventories are stated at the lower of cost or market.  Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis.  The Company provides inventory write-downs based on excess and obsolete inventories based on historical usage.  The write-down is measured as the difference between the cost of the inventory and market based upon assumptions about usage and charged to the provision for inventory, which is a component of cost of sales.  At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
Customer Intangible Asset
Customer intangible assets are reviewed quarterly for impairment due to the expected short-term nature of the asset.  The customer intangible asset is amortized as revenue from the acquired contracts is recognized in our condensed consolidated statements of operations.  To date, there have been no write-offs recorded for impairments.
As of March 31, 2016, the gross carrying value of the customer intangible asset is $169,321 and the accumulated amortization is $46,206, resulting in a net customer intangible asset of $123,115.  Amortization expense recognized during the three and nine months ended March, 31, 2016 was $31,759 and $46,206, respectively.  There was no amortization expense recognized during the three or nine months ended March 31, 2015.
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
Deferred PPA Project Costs
Deferred PPA project costs represents the costs that the Company capitalizes as project assets for arrangements that we accounted for as real estate transactions after we have entered into a definitive sales arrangement, but before the sale is completed or before we have met all criteria to recognize the sale as revenue.  We classify deferred PPA project costs as current if the completion of the sale and the meeting of all revenue recognition criteria are expected within the next 12 months.
If a project is completed and begins commercial operation prior to entering into or the closing of a sales agreement, the completed project will remain in project assets or deferred PPA project costs until the sale of such project closes.  Any income generated by such project while it remains within project assets or deferred PPA project costs is accounted for as a reduction in our basis in the project, which at the time of sale and meeting all revenue recognition criteria will be recorded within cost of sales.

Deferred Customer Project Costs
Deferred customer project costs consist primarily of the costs of products delivered and services performed that are subject to additional performance obligations or customer acceptance.  These deferred customer project costs are expensed at the time the related revenue is recognized.
Project Assets
Project assets consist primarily of capitalized costs which are incurred by the Company prior to the sale of the photovoltaic, storage or energy management systems and power purchase agreement to a third-party.  These costs are typically for the construction, installation and development of these projects.  Construction and installation costs include primarily material and labor costs.  Development fees can include legal, consulting, permitting, and other similar costs.  Once we enter into a definitive sales agreement, we reclassify project assets to deferred PPA project costs on our condensed consolidated balance sheet until the sale is completed and we have met all of the criteria to recognize the sale as revenue, which is typically subject to real estate revenue recognition requirements.  We expense project assets to cost of sales after each respective project asset is sold to a customer and all revenue recognition criteria have been met (matching the expensing of costs to the underlying revenue recognition method).  We classify project assets as current as the time required to develop, construct, and sell the projects is expected within the next 12 months.
We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  We consider a project commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed.  We consider a partially developed or partially constructed project commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets.  We examine a number of factors to determine if the project will be recoverable, the most notable of which include whether there are any changes in environmental, ecological, permitting, market pricing, or regulatory conditions that impact the project.  Such changes could cause the costs of the project to increase or the selling price of the project to decrease.  If a project is not considered recoverable, we impair the respective project assets and adjust the carrying value to the estimated recoverable amount, with the resulting impairment recorded within operating expenses.  The Company did not record any impairment charges during the three or nine months ended March 31, 2016.
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

The Company completed a review of the estimated useful lives of specific assets for the nine months ended March 31, 2016 and determined that there were no changes in the estimated useful lives of assets.
Impairment of Long-Lived Assets
In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant, equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.
If such an indication exists, the recoverable amount of the asset is compared to the asset's carrying value.  Any excess of the asset's carrying value over its recoverable amount is expensed in the statement of operations.  In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were no long-lived assets impaired as of March 31, 2016 and June 30, 2015.
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
The first step of the impairment test requires the comparing of a reporting unit's fair value to its carrying value.  If the carrying value is less than the fair value, no impairment exists and the second step is not performed.  If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment.  In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit's goodwill.  The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of March 31, 2016 and June 30, 2015.
Accrued Expenses
Accrued expenses consist of the Company's present obligations related to various expenses incurred during the period and includes a reserve for estimated contract losses, other accrued expenses, and warranty obligations.  Included in accrued expenses as of June 30, 2015 was a reserve of approximately $685,000, for a product upgrade initiative established in the fourth quarter of fiscal 2014.  The product upgrade initiative was completed during the quarter ended March 31, 2016 and the unused reserve of $186,000 was reversed during the period.
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

As of March 31, 2016 and June 30, 2015, included in the Company's accrued expenses were $106,738 and $176,967, respectively, related to warranty obligations.  The following is a summary of accrued warranty activity as of:
	March 31, 2016	June 30, 2015
Beginning balance	$176,967	$731,910
Accruals for warranties during the period	39,415	167,901
Settlements during the period	(316,903)	(480,683)
Adjustments relating to preexisting warranties	207,259	(242,161)
Ending balance	$106,738	$176,967
Asset Retirement Obligations
The asset retirement obligation represents the estimated present value of amounts expected to be incurred to remove a solar power system, repair the property to which it is affixed, pack and ship the equipment offsite at the end of the lease term.  The asset retirement obligation is recognized in accordance with FASB ASC Topic 410, "Asset Retirement and Environmental Obligations."  FASB ASC Topic 410 requires that the fair value of an asset's retirement obligation be recorded as a liability in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset.  Periodic accretion of the discount of the estimated liability is treated as accretion expense and included in depreciation and amortization in the condensed consolidated statement of operations.
Revenue Recognition
Revenues are recognized when persuasive evidence of a contractual arrangement exists, delivery has occurred or services have been rendered, the seller's price to buyer is fixed and determinable, and collectability is reasonably assured.  The portion of revenue related to installation and final acceptance, is deferred until such installation and final customer acceptance are completed.
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
The Company recognizes revenue for the sales of PPA systems following the guidance in FASB ASC Topic 360, "Accounting for Sales of Real Estate."  We record the sale as revenue after the initial and continuing investment requirements have been met and whether collectability from the buyer is reasonably assured.  We may align our revenue recognition and release our project assets or deferred PPA project costs to cost of sales with the receipt of payment from the buyer if the sale has been consummated and we have transferred the usual risks and rewards of ownership to the buyer.

The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in product revenues and shipping costs in cost of sales.  The Company reports its revenues net of estimated returns and allowances.
Total revenues of $160,138 and $815,375 were recognized for the three and nine months ended March 31, 2016, respectively.  Revenues for the three months ended March 31, 2016 were comprised of two significant customers (95% of revenues) and revenues for the nine months ended March 31, 2016 were comprised of three significant customers (85% of revenues).  Total revenues of $584,817 and $1,450,332 were recognized for the three and nine months ended March 31, 2015, respectively.  Revenues for the three months ended March 31, 2015 were comprised of two significant customers (88% of revenue) and revenues for the nine months ended March 31, 2015 were comprised of two significant customers (79% of revenue).  The Company had one significant customer with an outstanding receivable balance of $23,000 (62% of accounts receivable, net) as of March 31, 2016.  The Company had two significant customers with outstanding receivable balances of $77,000 and $31,000 (68% and 28% of accounts receivable, net) as of June 30, 2015.
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
On December 16, 2013, the Company and Lotte entered into a Research and Development Agreement (the "R&D Agreement") pursuant to which the Company has agreed to develop and provide to Lotte a 500kWh zinc bromide flow battery system, including a zinc bromide chemical flow battery module and related software (the "Product"), on the terms and conditions set forth in the R&D Agreement (the "Lotte Project"). Subject to the satisfaction of certain specified milestones, Lotte is required to make payments to the Company under the R&D Agreement totaling $3,000,000 over the term of the Lotte Project.  We recognize revenue based upon a Performance Based Method pursuant to the model described in FASB ASC Subtopic 980-605-25, where revenue is recognized based on the lesser of the amount of nonrefundable cash received or the amounts due based on the proportional amount of the total effort expected to be expended on the contract that has been provided to date as there does not exist substantial doubt that the milestones will be achieved.  The Company recognized $95,382 and $264,389 of revenue under this agreement for the three and nine months ended March 31, 2016, respectively.  The Company recognized $297,173 and $483,650 of revenue under the R&D Agreement for the three and nine months ended March 31, 2015, respectively.
Additionally, on December 16, 2013, we entered into an Amended License Agreement with Lotte (the "Amended License Agreement").  Pursuant to the Amended License Agreement, we granted to Lotte, (1) an exclusive and royalty-free limited license in South Korea to use the Company's zinc bromide flow battery module, zinc bromide flow battery stack and the technical information and know how related to the intellectual property arising from the Lotte Project (collectively, the "Technology") to manufacture or sell a zinc bromide flow battery (the "Lotte Product") in South Korea and (2) a non-exclusive (a) royalty-free limited license for Lotte and its affiliates to use the Technology internally in all locations other than China and South Korea to manufacture the Lotte Product and (b) royalty-bearing limited license to sell the Lotte Product in all locations other than China, the United States and South Korea. Lotte is required to pay us a total license fee of $3,000,000 under the Amended License Agreement plus up to an additional $1,000,000 if certain specific milestones are successfully achieved.  In addition, Lotte is required to make ongoing royalty payments to the Company equal to a single digit percentage of Lotte's net sales of the Lotte Product outside of South Korea until December 31, 2019.  The original license fees were subject to a 16.5% non-refundable Korea withholding tax.

Overall since December 16, 2013 through March 31, 2016 there were $5,250,000 of payments received and $5,049,836 of revenue recognized under the Lotte R&D and Amended License Agreements.
Engineering and development costs related to the R&D Agreement totaled $221,628 and $357,795 for the three and nine months ended March 31, 2016, respectively.  Engineering and development costs related to the R&D Agreement totaled $33,078 and $202,223 for the three and nine months ended March 31, 2015, respectively.
As of March 31, 2016 and June 30, 2015, the Company had no unbilled amounts from engineering and development contracts in process.  The Company had received $105,000 and $370,000, which is included in "Customer deposits" in the condensed consolidated balance sheets, of customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work as of March 31, 2016 and June 30, 2015, respectively.
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
The Company compensates its outside directors with restricted stock units ("RSUs") and cash.  The grant date fair value of the RSU awards is determined using the closing stock price of the Company's common stock on the day prior to the date of the grant, with the compensation expense amortized over the vesting period of RSU awards, net of estimated forfeitures.
The Company only recognizes expense for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards.  See further discussion of stock-based compensation in Note 11.
Advertising Expense
Advertising costs of $4,103 and $14,362 were incurred for the three and nine months ended March 31, 2016, respectively.  Advertising costs of $3,284 and $16,245 were incurred for the three and nine months ended March 31, 2015, respectively.  These costs were charged to selling, general, and administrative expenses as incurred.
Income Taxes
The Company records deferred income taxes in accordance with FASB ASC Topic 740, "Accounting for Income Taxes."  FASB ASC Topic 740 requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of March 31, 2016 and June 30, 2015.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.
The Company's U.S. Federal income tax returns for the years ended June 30, 2012 through June 30, 2015 and the Company's Wisconsin and Australian income tax returns for the years ended June 30, 2011 through June 30, 2015 are subject to examination by taxing authorities.  As of March 31, 2016, there were no examinations in progress.
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
Loss per Share
The Company follows the FASB ASC Topic 260, "Earnings per Share," provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  As of March 31, 2016 and March 31, 2015 there were 14,000,034 and 9,809,404 shares of common stock underlying convertible preferred stock, options, restricted stock units and warrants that are excluded, respectively.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.
The Company maintains significant cash deposits primarily with one financial institution.  The Company has not previously experienced any losses on such deposits.  Additionally, the Company performs periodic evaluations of the relative credit rating of the institution as part of its banking strategy.
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
In March 2016, the FASB issued Accounting Standards Update ("ASU") 2016-09 – Compensation – Stock Compensation (Topic 780): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 modifies US GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current US GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes.  ASU 2016-09 is effective for annual periods beginning after January 1, 2017, including interim periods.  Early adoption is permitted.  The Company is currently assessing the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07 – Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which simplifies the accounting for equity method investments by removing the requirements that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence.  The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and must apply a prospective adoption approach.  Early adoption is permitted.  The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-06 – Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force), which requires that embedded derivatives be separate from the host contract and accounted for separately as derivatives if certain criteria are met, including the "clearly and closely related" criterion.  The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts.  An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence.  The amendments apply to all entities that are issuers or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options.  ASU 2016-06 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and must apply a modified retrospective transition approach.  Early adoption is permitted.  The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-05 – Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force), which provides guidance clarifying that the novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship.  This ASU amends ASC 815 to clarify that such a change does not, in and of itself, represent a termination or the original derivative instrument or a change in the critical terms of the hedge relationship.  ASU 2016-05 allows the hedging relationship to continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterpart to the derivative contract is considered.  The amendments of this ASU are effective for reporting periods beginning after December 15, 2016.  Early adoption is permitted.  Entities may adopt the guidance prospectively or use a modified retrospective approach.  The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 – Leases (Topic 842): Amendments to the FASB Accounting Standards Codifications, to increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  ASU 2016-02 is effective for reporting periods beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  Companies must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented.  Lessees and lessors may not apply a full retrospective transition approach.  The Company has early adopted ASU 2016-02 effective January 1, 2016.  With the adoption of ASU 2016-02, the Company has elected to apply the package of practical expedients and use of hindsight detailed in ASC 842.  Additionally, the Company elects the practical expedient in ASC Subtopic 842-10 to not separate nonlease components from lease components and instead account for each separate lease component and nonlease components associated with that lease component as a single lease component by class of the underlying asset.  The Company also elected not to recognize right of use assets and lease liabilities for short term leases, which has a lease term of 12 months or less and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.
In January 2016, the FASB issued ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  This guidance makes specific improvements to existing US GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requiring entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and requiring entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as "own credit") when the organization has elected to measure the liability at fair value in accordance with the fair value option.  The guidance is effective for public business entities for fiscal years beginning after December 15, 2017.  Early adoption of the own credit provision is permitted.  The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.

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
In August 2014, the FASB issued ASU 2014-15 – Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (Subtopic 205-40).  The update requires management to perform a going concern assessment if there is substantial doubt about an entity's ability to continue as a going concern within one year of the financial statement issuance date.  Under the new standard, the definition of substantial doubt incorporates a likeliness threshold of "probable" that is consistent with the current use of the term defined in US GAAP for loss contingencies (Topic 450 – Contingencies).  Management will need to consider conditions that are known and reasonably knowable at the financial statement issuance date and determine whether the entity will be able to meet its obligations within the one-year period.  Additional disclosures are required if it is probable that the entity will be unable to meet its current obligations.  The amendments in this ASU will be effective for annual periods ending after December 15, 2016.  Early adoption is permitted.  The Company does not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

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
In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606).  The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when the entity satisfies a performance obligation.  ASU 2014-09 also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers.  See ASU 2015-14 above for applicable effective date of ASU 2014-09.  The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  In April 2016, the FASB issued ASU 2016-10 – Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing.  Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable.  The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time).  In March 2016, the FASB also issued ASU 2016-08 – Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).  The amendments in ASU 2016-08 affect the guidance in ASU 2014-09.  ASU 2016-08 requires when a third party is involved in provided goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or services itself to the customer (that is, the entity is a principal) or to arrange for that good or service to be provided by the third party to the customer (that is, the entity is an agent).  If the entity is a principal, upon satisfying a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer.  If the entity is an agent, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the third party.  The effective date and transition requirements for ASU 2016-10 and 2016-08 are the same as the effective date and transition requirements for ASU 2014-09.  The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.
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

NOTE 2 - GLOBAL STRATEGIC PARTNERSHIP WITH SPI ENERGY CO., LTD.
On July 13, 2015, the Company entered into a global strategic partnership with SPI Energy Co., Ltd. ("SPI"), (formerly known as Solar Power, Inc.), which includes a Securities Purchase Agreement, a Supply Agreement, and a Governance Agreement.
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
Terms of the Purchased Preferred Shares
The Purchased Preferred Shares are perpetual, are not eligible for dividends, and are not redeemable.  Upon any liquidation, dissolution, or winding up of the Company (a "Liquidation") or a Fundamental Transaction (as defined in the Certificate of Designation for the Series C Preferred Stock), holders of the Purchased Preferred Shares are entitled to receive out of the assets of the Company an amount equal to the higher of (1) the Stated Value, which was $28,048,000 as of March 31, 2016 and (2) the amount payable to the holder if it had converted the shares into common stock immediately prior to the Liquidation or Fundamental Transaction, for each share of the Purchased Preferred Stock after any distribution or payment to the holders of the Series B Preferred Stock and before any distribution or payment shall be made to the holders of the Company's existing Common Stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed shall be ratably distributed in accordance with respective amount that would be payable on such shares if all amounts payable thereon were paid in full, which was $18,252,296 as of March 31, 2016.
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
If SPI complies with the provisions of the Supply Agreement, as discussed below, it will make sufficient purchases for each tranche of the Purchased Preferred Shares to vest and become convertible over the next four years.  However, the shares will become convertible whenever final payment is received for the specified purchases, even if the payments are made later or earlier than the schedule laid out in the Supply Agreement.  As of March 31, 2016, no purchases had been made under the Supply Agreement and the Purchased Preferred Shares were therefore not convertible.
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
If SPI complies with the provisions of the Supply Agreement, as discussed below, it will make sufficient purchases for the Warrant to vest and become exercisable prior to its termination.  As of March 31, 2016, no purchases had been made under the Supply Agreement and the Warrant was therefore not vested or exercisable.  As the closing price of the Company's common stock at March 31, 2016 was below the exercise price of the Warrant, the Warrant was out-of-the-money at that date.
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
The Supply Agreement contains customary representations, warranties and covenants by the Company and SPI and prohibits the Company from selling lower quantities of its Products and Services (each as defined in the Supply Agreement) to other buyers at prices below those provided to SPI.  However, the Supply Agreement does not otherwise set the prices at which any Products or Services will be sold.  In addition to customary termination rights (including for an uncured material breach), either party may terminate the Supply Agreement upon one years' prior written notice to the other party; however, neither party may so terminate the Supply Agreement until all of the Purchased Preferred Shares have become convertible.
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
As of March 31, 2016, the value of the conversion option on the Series C Preferred Stock was estimated to be $7.30 million and the value of the Warrant was estimated to be $8.30 million, which was determined using the Option-Pricing Method ("OPM") as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a "with" and "without" methodology to bifurcate the Series C Preferred conversion feature.  The OPM model treats the various equity securities as call options on the total equity value contingent upon each security's strike price or participation rights.  At March 31, 2016, the Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value of $43.36 million, estimated based on the back-solve methodology to reconcile the closing common stock price ($0.28) as of the valuation date; (ii) a term of 3.25 years, in alignment with the terms of the Supply Agreement; (iii) a risk free rate of 0.91%, from the Federal Reserve Board's H.15 release as of the transaction date; (iv) a volatility of 106.0%, based on the volatility of the Company's publicly traded stock price; and (v) the performance vesting requirements of the equity instruments were expected to be met.
As no sales under the Supply Agreement occurred prior to March 31, 2016, no revenue has been recognized pursuant to the Supply Agreement, and no amounts related to the convertibility option on the Series C Preferred Stock or the Warrant have been reflected in the financial statements.
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

Additionally, the Governance Agreement provides a preemptive right to SPI in the case of issuances of equity securities.  As of March 31, 2016, SPI owned approximately 17% of the Company's outstanding common stock.
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
The Company's investment in Meineng Energy was made through Holdco.  Pursuant to the Holdco Agreement, the Company contributed technology to Holdco via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest.  PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest.  The initial capital contributions (consisting of the Company's technology contribution and one half of required cash contributions) were made in December 2011.  The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012.  For financial reporting purposes, Holdco's assets and liabilities are consolidated with those of the Company and PowerSav's 40% interest in Holdco is included in the Company's condensed consolidated financial statements as a noncontrolling interest.  As of March 31, 2016, the Company's indirect investment in the China JV was $746,317.
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
The Company had $55,326 and $109,418 of product sales to Meineng Energy during the three and nine months ended March 31, 2016.  The Company had $12,230 and $70,328 of product sales to Meineng Energy during the three and nine months ended March 31, 2015.  During the three and nine months ended March 31, 2016, the Company had total product purchases from Meineng Energy of $399,470 and $1,045,668, respectively.  During the three months ended March 31, 2015, the Company had no product purchases from Meineng Energy, and during the nine months ended March 31, 2015, the Company had $152,150 of product purchases from Meineng Energy.  As of March 31, 2016 and June 30, 2015, the total amount due to Meineng Energy was $141,144 and $250,562, respectively.
The operating results for Meineng Energy for the three and nine months ended March 31, 2016 and March 31, 2015 are summarized as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenues	$235,322	$84,998	$955,799	$436,580
Gross Profit (loss)	(28,187)	(96,943)	(7,259)	(177,844)
Income (loss) from operations	(468,340)	(714,346)	(1,160,750)	(1,847,266)
Net Income (loss)	(455,840)	(688,811)	(1,112,460)	(1,823,402)

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
The fair value of total consideration paid includes (1) $225,829 of cash, and (2) $18,577 of contingent consideration.  The contingent consideration is comprised of 20% of the value of the unbilled portions of certain purchased assets.  Holu will pay immediately to the Seller any amount of the contingent consideration collected in full after the closing date.  Holu is not obligated to pay the Seller any amount not collected in full after six months after the date of a project's completion.  All acquired projects are expected to be completed and billed within the next 12 months.  As of March 31, 2016, none of the contingent liability has been settled and the Company expects to pay the entire contingent consideration.
The following table summarizes the fair value of the assets acquired as of the date of acquisition:
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
The amounts of revenue and net operating income (loss) of Holu included in the Company's condensed consolidated statement of income from the date of acquisition of August 17, 2015 to the period ending March 31, 2016 are as follows:
Total product sales	$43,104
Net loss	$(366,971)
For financial reporting purposes, Holu's assets and liabilities are consolidated with those of the Company and the minority shareholder's 15% interest in Holu is included in the Company's condensed consolidated financial statements as a noncontrolling interest.
Pro-forma results of operations have not been presented because the effects of the acquired operations were not material individually or in the aggregate.
Acquisition Related Expenses
Included in the condensed consolidated statement of operations for the period from August 17, 2015 to March 31, 2016 were transaction expenses totaling approximately $33,700 for advisory and legal costs incurred in connection with the business acquisition.

NOTE 5 - MANAGEMENT'S PLANS AND FUTURE OPERATIONS
The accompanying condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business.  Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets.  The Company incurred a net loss of $12,145,573 attributable to EnSync, Inc. for the nine months ended March 31, 2016, and as of March 31, 2016 had an accumulated deficit of $114,819,622 and total EnSync, Inc. equity of $21,986,272.  The ability of the Company to settle its total liabilities of $17,028,131 and to continue as a going concern is dependent upon increasing revenues and achieving profitability.  The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
We believe that cash and cash equivalents on hand at March 31, 2016 and other potential sources of cash, will be sufficient to fund our current operations through the fourth quarter of fiscal year 2017.  However, there can be no assurances that unforeseen circumstances will not require the Company to raise additional investment capital to fund its operations.  If the Company is unable to obtain additional required funding, the Company's financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.
NOTE 6 - INVENTORIES
Inventories are comprised of the following as of:
	March 31, 2016	June 30, 2015
Raw materials	$2,208,610	$1,125,251
Work in progress	-	72,866
Total	$2,208,610	$1,198,117
NOTE 7 – NOTE RECEIVABLE
On September 23, 2014, the Company was issued a $150,000 convertible promissory note from an unrelated party.  The note accrues interest at 8% per annum on the outstanding principal amount.  The note matures on the earlier of (a) the date on which the unrelated party has secured a total of $500,000 or more in additional financing from any source or (b) June 30, 2016, and is classified as "Note receivable" in the financial statements.  If at the maturity date the note and accrued interest has not been paid in full, the Company may convert the principal and interest outstanding into shares of the unrelated party's convertible preferred stock at the then-current valuation.
NOTE 8 - PROPERTY, PLANT & EQUIPMENT
Property, plant, and equipment are comprised of the following as of:
	March 31, 2016	June 30, 2015
Land	$217,000	$217,000
Building and improvements	3,914,825	3,532,375
Manufacturing equipment	3,952,441	3,965,750
Office equipment	420,979	407,191
Construction in process	-	35,700
Total, at cost	8,505,245	8,158,016
Less: accumulated depreciation	(4,478,159)	(3,993,104)
Property, plant and equipment, net	$4,027,086	$4,164,912
The Company recorded depreciation expense of $173,524 and $523,441 for the three and nine months ended March 31, 2016, respectively.  The Company recorded depreciation expense of $162,010 and $475,700 for the three and nine months ended March 31, 2015, respectively.
NOTE 9 - GOODWILL
The Company acquired ZBB Technologies, Inc., a former wholly-owned subsidiary, through a series of transactions in March 1996.  ZBB Technologies Inc. was subsequently merged with and into EnSync, Inc. on January 1, 2012.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079 as of March 31, 2016 and June 30, 2015.

NOTE 10 - DEBT
The Company's debt consisted of the following as of:
	March 31, 2016	June 30, 2015
Current maturities of long-term debt	$330,861	$324,626
Long-term debt	1,136,798	1,053,581
Total	$1,467,659	$1,378,207

Bank loans, notes payable, and other debt consisted of the following as of:
	March 31, 2016	June 30, 2015

Note payable to Wisconsin Econcomic Development Corporation payable in
monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase by a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement.	$602,141	$804,550

Bank loan payable in fixed monthly installments of $6,800 of principal and
interest at a rate of 0.25% below prime, as defined, subject to a floor of 5% with any remaining principal and interest due at maturity on June 1, 2018; collateralized by the building and land.	533,692	573,657

Equipment finance obligation, interest payable in quarterly installments ranging
between $1,510 and $2,555 at an imputed interest rate of approximately 2.44% over 20 years. See Note 15 for discussion of sale-leaseback transaction.	331,826	-

	$1,467,659	$1,378,207
Maximum aggregate annual principal payments for fiscal periods subsequent to March 31, 2016 are as follows:
2016	$81,920
2017	332,954
2018	720,959
2019	-
2020	-
2021 and thereafter	331,826
$1,467,659
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
At the annual meeting of shareholders held on November 17, 2015, the Company's shareholders approved an amendment of the Omnibus Plan which increased the number of shares of the Company's common stock available for issuance pursuant to awards under the Omnibus Plan by 5,000,000.  The shareholders also approved an amendment of the 2012 Director Equity Plan which increased the number of shares of the Company's common stock available for issuance pursuant to awards under the 2012 Director Equity Plan by 1,500,000.  As of March 31, 2016, there were a total of 2,400,910 shares available to be issued under the Omnibus Plan and 1,092,804 shares available to be issued under the 2012 Director Equity Plan.
In aggregate for all plans, at March 31, 2016, there were a total of 4,108,027 options and 4,137,244 RSUs outstanding.
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method.  The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.  The following assumptions were used to estimate the fair value of options granted during the nine months ended March 31, 2016 and March 31, 2015 using the Black-Scholes option-pricing model:
	Nine Months Ended March 31,
	2016	2015
Expected life of option (years)	4	4
Risk-free interest rate	1.12 - 1.50%	1.08 - 1.42%
Assumed volatility	100.77 - 101.70%	99.78 - 103.90%
Expected dividend rate	0.00%	0.00%
Expected forfeiture rate	6.23 - 12.63%	5.00 - 6.32%
Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.
During the three and nine months ended March 31, 2016 and March 31, 2015, the Company's results of operations include compensation expense for stock options and RSUs granted under its various equity incentive plans.  The amount recognized in the condensed consolidated financial statements related to stock-based compensation was $422,923 and $886,463, based on the amortized grant date fair value of options and RSUs during the three and nine months ended March 31, 2016, respectively.  The amount recognized in the financial statements related to stock-based compensation was $302,908 and $1,156,720, based on the amortized grant date fair value of options and RSUs during the three and nine months ended March 31, 2015, respectively.

Information with respect to stock option activity is as follows:
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at June 30, 2014	1,419,068	$3.23
Options granted	423,000	0.85
Options forfeited	(264,290)	3.22
Balance at June 30, 2015	1,577,778	2.60	5.74
Options granted	2,776,600	0.58
Options forfeited	(246,351)	4.19
Balance at March 31, 2016	4,108,027	$1.14	6.73

The following table summarizes information relating to the stock options outstanding as of March 31, 2016:
		Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.31 to $1.00	3,070,650	7.33	$0.58	189,883	6.07	$0.69
$1.01 to $2.50	724,327	6.00	1.51	220,763	5.36	1.81
$2.51 to $5.00	98,400	3.23	3.95	98,400	3.23	3.95
$5.01 to $6.95	214,650	2.06	6.47	214,650	2.06	6.47
Balance at March 31, 2016	4,108,027	6.73	$1.14	723,696	4.28	$3.19
During the nine months ended March 31, 2016, options to purchase 2,776,600 shares were granted to employees exercisable at $0.31 to $0.85 per share based on various service-based and performance-based vesting terms from July 2015 through March 2019 and exercisable at various dates through March 2024.  During the nine months ended March 31, 2015, options to purchase 420,500 shares were granted to employees exercisable at $0.48 to $1.67 per share based on service based vesting terms from July 2014 through March 2018 and exercisable at various dates through March 2023.
There was no aggregate intrinsic value of outstanding options based on the Company's adjusted closing stock price of $0.28 as of March 31, 2016.
A summary of the status of unvested employee stock options as of March 31, 2016 and June 30, 2015 and changes during the nine months and year then ended is presented below:
	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at June 30, 2014	822,469	$1.63
Options granted	423,000	0.85
Options vested	(347,328)	1.42
Options forfeited	(121,616)	2.31
Balance at June 30, 2015	776,525	1.19
Options granted	2,776,600	0.64
Options vested	(59,529)	1.18
Options forfeited	(109,265)	0.88
Balance at March 31, 2016	3,384,331	$0.70	7.25
Total fair value of options granted for the nine months ended March 31, 2016 and March 31, 2015 was $1,113,441 and $249,419, respectively.  At March 31, 2016, there was $742,736 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.5 years.
The Company compensates its directors with RSUs and cash.  On November 17, 2015, 864,000 RSUs were granted to the Company's directors in partial payment of director's fees through November 2016 under the 2012 Director Equity Plan.  As of March 31, 2016, 432,000 of the RSUs had vested and there were $108,000 and $306,000 in director's fees expense settled with RSUs for the three and nine months ended March 31, 2016.

On November 17, 2015, the Company's CEO was awarded 1,500,000 RSUs.  750,000 of these RSUs vest over three years, beginning on November 17, 2016.  The remaining 750,000 of these RSUs vest upon the satisfaction of certain performance targets that must be met on or before June 30, 2019.
As of March 31, 2016, there were 1,932,000 of unvested RSUs and $872,250 in unrecognized compensation cost.  Generally, shares of common stock related to vested RSUs are to be issued six months after the holder's separation from service with the Company.
The table below summarizes the activity of the RSUs for the nine months ended March 31, 2016 and the year ended June 30, 2015:
	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at June 30, 2014	1,346,813	$1.87
RSUs granted	922,500	1.05
RSUs forfeited	(103,334)	1.69
Shares issued	(229,944)	0.80
Balance at June 30, 2015	1,936,035	1.53
RSUs granted	2,364,000	0.50
RSUs forfeited	-	-
Shares issued	(162,791)	0.72
Balance at March 31, 2016	4,137,244	$1.01
NOTE 12 - WARRANTS
At March 31, 2016, the following warrants to purchase the Company's common stock were outstanding and exercisable:
•	81,579 warrants exercisable at $0.95 per share and which expire in September 2016 issued as placement agent's compensation in connection with the sale of $3.0 million of preferred stock on September 27, 2013 as described in Note 14.
•	1,710,525 warrants exercisable at $0.95 per share and which expire in September 2016 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $3.0 million of preferred stock on September 27, 2013 described in Note 14. In March 2014, 1,447,369 warrants were exercised via a cashless exercise resulting in the issuance of 850,169 shares of common stock of the Company.
•	15,000 warrants were exercisable at $2.10 per share and expired in July 2015 issued as partial payment for services.
•	45,000 warrants are exercisable at $0.37 per share and expire in February 2019 issued as partial payment for services.
•	306,902 warrants exercisable at $2.375 per share and which expire in June 2017 issued in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $12 million of common stock on June 19, 2012. In March 2014, 272,159 warrants were exercised via a cashless exercise resulting in the issuance of 53,048 shares of common stock of the Company.
•	511,604 warrants exercisable at $2.65 per share and which expire in May 2017 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes on May 1, 2012.
•	6,300 warrants were exercisable at $5.00 per share and expired in July 2015 issued as partial payment for services.
•	224,375 warrants were exercisable at $5.20 per share and expired in September 2015 issued to certain purchasers of Company shares in March 2010.
•	71,667 warrants were exercisable at $6.65 per share and expired in August 2015 issued to certain purchasers of Company shares in August 2009.

The table below summarizes warrant balances and activity for the nine months ended March 31, 2016 and the year ended June 30, 2015:
	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at June 30, 2014	2,933,752	$1.88
Warrants granted	-	-
Warrants expired	(5,800)	5.00
Warrants exercised	-	-
Balance at June 30, 2015	2,927,952	1.88
Warrants granted	45,000	0.37
Warrants expired	(317,342)	5.38
Warrants exercised	-	-
Balance at March 31, 2016	2,655,610	$1.43
NOTE 13 – BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported.  Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported.  Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock.  In computing diluted net loss per share for the nine months ended March 31, 2016 and March 31, 2015, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follow:
	As of March 31,
	2016	2015
Stock options and restricted stock units	8,245,271	3,732,272
Stock warrants	2,655,610	2,933,752
Series B preferred shares	3,099,153	3,143,380
Total	14,000,034	9,809,404
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
SPI Energy Co., Ltd. Securities Purchase Agreement
On July 13, 2015 we entered into a Securities Purchase Agreement (the "Purchase Agreement") with SPI Energy Co., Ltd. ("SPI"), (formerly known as Solar Power, Inc.), pursuant to which we sold SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of common stock (the "Purchased Common Shares") and (ii) 28,048 shares of Series C Convertible Preferred Stock (the "Purchased Preferred Shares") which are convertible, subject to the completion of projects under our supply agreement with SPI (as described below), into a total of up to 42,000,600 shares of Common Stock.  The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678 and the aggregate purchase price for the Purchased Preferred Shares was determined based on a price of $0.6678 per common share equivalent.  Pursuant to the Purchase Agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the "Warrant").
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
Shares of Preferred Stock were sold for $1,000 per share (the "Stated Value") and accrue dividends on the Stated Value at an annual rate of 10%.  The net proceeds to the Company, after deducting $96,966 of offering costs, were $2,903,004.  During the year ended June 30, 2014, 425 shares of Preferred Stock were converted into 470,171 shares of common stock of the Company.  During the nine months ended March 31, 2016, 275 shares of Preferred Stock were converted into 352,696 shares of common stock of the Company.  At March 31, 2016, 2,300 shares of Preferred Stock were convertible into 3,099,153 shares of common stock of the Company ("Common Stock") at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  At March 31, 2016 the liquidation preference of the Preferred Stock was $5,244,195.
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
NOTE 15 - COMMITMENTS
Asset Retirement Obligations
FASB ASC Topic 410, "Asset Retirement and Environmental Obligations," requires the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The retirement obligation relates to estimated costs for the removal and shipment of a solar power system under an equipment lease.  Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease.  The Company had an asset retirement obligation of $18,527 as of March 31, 2016 and none as of June 30, 2015.  This retirement obligation is classified as "Other long-term liabilities" in the condensed consolidated balance sheets.  The table below summarizes the asset retirement obligation balances and activity as of:
	March 31, 2016	June 30, 2015
Balance at beginning of period	-	-
Liabilities incurred	18,527	-
Balance at end of period	$18,527	$-

Leasing Activities
Sale-leaseback Transactions
During the three months ended March 31, 2016, the Company entered into a sale-leaseback transaction with a non-related party.  The Company evaluated the transaction under FASB ASC Subtopic 842-40, "Sale and Leaseback Transactions" and concluded that the transfer of the asset did not qualify as a sale and is accounted for in accordance with other Topics.  The liability is presented in the debt table in Note 10 as an equipment financing obligation.
Finance Leases
The Company executed a lease-to-own agreement for certain office equipment from a non-related company that includes a bargain purchase of $1 at the end of the lease term.  The Company is required to pay monthly installments of $1,158 for twelve months beginning in July 2015.  Amortization of the right of use asset recognized during the nine months ended March 31, 2016 was $3,380 and no amortization expense was recognized during the nine months ended March 31, 2015.  Amortization expense related to finance lease obligations is included in the "Depreciation and amortization" in the condensed consolidated statements of operations.  The associated interest expense on the lease liability recognized during the nine months ended March 31, 2016 was $340 and no interest expense was recognized during the nine months ended March 31, 2015.  Interest expense related to finance lease obligations is included in the "Interest expense" in the condensed consolidated statements of operations.  As of March 31, 2016, the net carrying value of the asset was $10,141 and is included in "Property, plant, and equipment, net" and the related liability of $3,444 is included in "Accrued expenses" in the condensed consolidated balance sheets.
Operating Leases
The Company leases office space in Madison, Wisconsin from a non-related company under the terms of a lease that expires October 31, 2017.  Monthly rent for the first twelve months of the lease is $1,580 and increases by 3% for each succeeding 12 month period.
The Company leased an Australian research and development facility from a non-related Australian company under the terms of a lease that was due to expire on October 31, 2016.  Subsequently, the Company entered into a lease termination agreement that was effective January 1, 2016.  The Company was required to pay a rent shortfall of $36,521 and a leasing fee of $7,313.  Lease expense recognized during the nine months ended March 31, 2016 was $95,422 and is included in operating expenses in the condensed consolidated statements of operations.  The carrying value of the right of use asset was $32,136 and is separately stated on the condensed consolidated balance sheets.  The related short-term and long-term liabilities of $19,964 and $12,172 are included in "Accrued expenses" and "Other long-term liabilities," respectively, in the condensed consolidated balance sheets.
Operating lease expense recognized during the nine months ended March 31, 2016 and March 31, 2015 was $95,422 and $66,961, respectively.   Operating lease expense is included in operating expenses in the condensed consolidated statements of operations.  As of March 31, 2016 and June 30, 2015, the carrying value of the right of use asset was $32,136 and $85,656, respectively, and is separately stated on the condensed consolidated balance sheets.  The related short-term and long-term liabilities as of March 31, 2016 were $19,964 and $12,172 and as of June 30, 2015 were $85,656 and $0, respectively.  The short-term and long-term liabilities are included in "Accrued expenses" and "Other long-term liabilities," respectively, in the condensed consolidated balance sheets.
Information regarding the weighted-average remaining lease term and the weighted-average discount rate for finance and operating leases as of March 31, 2016 and June 30, 2015 are summarized below:
	March 31, 2016	June 30, 2015
Weighted-average remaining lease term (in years)
Finance leases	0.25	-
Operating leases	1.58	0.50
Weighted-average discount rate
Finance leases	5.0%	-
Operating leases	5.0%	5.0%

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the finance lease liabilities and operating lease liabilities recorded in the condensed consolidated balance sheets:
	Finance Leases	Operating Leases
2016	$3,474	$5,260
2017	-	21,440
2018	-	7,180
Total undiscounted lease payments	3,474	33,880
Present value adjustment	(30)	(1,744)
Net finance lease and operating lease liabilities	$3,444	$32,136

Short-term Leases
The Company leases office space in Honolulu, Hawaii from a non-related party under the terms of a lease that expires September 15, 2016.  Monthly rent for the twelve month rental period is $4,250.  Rent expense of $34,000 was recognized during the nine months ended March 31, 2016 and no short-term rent expense was recognized during the nine months ended March 31, 2015.  Short-term rent expense is included in operating expenses in the condensed consolidated statement of operations.
Employment Contracts
The Company has entered into employment contracts with executives and management personnel.  The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits.  The employment contracts generally have no set term and can be terminated by either party.  There is a provision for payments of up to six months of annual salary as severance if the Company terminates a contract without cause, along with the acceleration of certain unvested stock option grants.  During the nine months ended March 31, 2016, the Company recorded $125,000 of severance for the former CEO.
NOTE 16 - RETIREMENT PLANS
All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributed to an accumulation fund on behalf of the employees under an award which is legally enforceable.
For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $28,990 and $89,556 for the three and nine months ended March 31, 2016, respectively.  Expenses under these plans were $26,260 and $71,963 for the three and nine months ended March 31, 2015.
NOTE 17 - INCOME TAXES
The provision for income taxes consists of the following:
	Nine Months Ended March 31,
	2016	2015
Current	$(468)	$-
Deferred	-	-
Provision for income taxes	$(468)	$-
The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company's financial statements or tax returns.  In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future.  Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income.  As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of March 31, 2016 and June 30, 2015.
The Company's combined effective income tax rate differed from the U.S. federal statutory income rate as follows:
	As of March 31,
	2016	2015
Income tax expense/(benefit) computed at the U.S. federal statutory rate	-34%	-34%
Change in valuation allowance	34%	34%
Total	0%	0%

Significant components of the Company's net deferred income tax assets as of March 31, 2016 and June 30, 2015 were as follows:
	March 31, 2016	June 30, 2015
Federal net operating loss carryforwards	$16,340,673	$11,780,604
Federal - other	2,149,682	2,783,304
Wisconsin net operating loss carryforwards	2,595,046	1,748,976
Australia net operating loss carryforwards	1,283,031	1,497,779
Deferred income tax asset valuation allowance	(22,368,432)	(17,810,663)
Total deferred income tax assets	$-	$-
The Company has U.S. federal net operating loss carryforwards of approximately $48.1 million as of March 31, 2016, that expire at various dates between June 30, 2017 and 2034.  The Company also has $6.3 million in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization.  The Company has U.S. federal research and development tax credit carryforwards of approximately $247,000 as of March 31, 2016 that expire at various dates through June 30, 2033.  As of March 31, 2016, the Company has approximately $49.4 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2015 and 2028.  As of March 31, 2016, the Company also has approximately $4.3 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.
A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:
	March 31, 2016	June 30, 2015
Beginning balance	$-	$196,583
Lapses of statutes of limitations	-	(161,344)
Effect of foreign currency translation	-	(35,239)
Ending balance	$-	$-
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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
EnSync, Inc. and its subsidiaries ("EnSync," "we," "us," "our," or the "Company") develop, license, and manufacture innovative energy management systems solutions serving the commercial and industrial ("C&I") building, utility, and off-grid markets.  Incorporated in 1998, EnSync is headquartered in Menomonee Falls, Wisconsin, USA with offices in Petaluma, California, Honolulu, Hawaii, and Shanghai, China.  In August 2015, we changed our corporate name from ZBB Energy Corporation to EnSync, Inc., and we regularly use the name EnSync Energy Systems for marketing and branding purposes.
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
We recently began addressing our target markets through power purchase agreements ("PPAs") under which we agree to provide, and the customer agrees to purchase, electricity from us at a fixed rate for a 20-year period.  Under this structure we develop and supply a system that uses our and other companies' products and the customer receives the benefit of a low and fixed price for electricity without any upfront costs.  Because this business model requires significant capital outlays, our monetization strategy is we either sell the PPAs outright or enter into sale-leaseback transactions.
The condensed consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.), Century West PNL LLC, Kona CE LLC, various other PPA subsidiaries, its eighty-five percent owned subsidiary Holu Energy LLC, and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong which was formed in connection with the Company's investment in a China joint venture.
SPI Energy Co., Ltd.
In July 2015, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with SPI Energy Co., Ltd. ("SPI"), (formerly known as Solar Power, Inc.), pursuant to which we sold to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of common stock (the "Purchased Common Shares") and (ii) 28,048 shares of Series C Convertible Preferred Stock (the "Purchased Preferred Shares") which are convertible, subject to the completion of projects under our supply agreement with SPI (as described below), into a total of up to 42,000,600 shares of Common Stock.  The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678.  The aggregate purchase price for the Purchased Preferred Shares was determined based on a price of $0.6678 per common share equivalent.  Pursuant to the purchase agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the "Warrant").
The Company also entered into a supply agreement with SPI pursuant to which we agreed to sell and SPI agreed to purchase certain products and services offered by us from time to time, including certain energy management system solutions for solar projects (the "Supply Agreement").
The Purchased Preferred Shares were sold for $1,000 per share and are convertible at a conversion price of $0.6678 per share provided that (A) the first one-fourth (the "Series C-1 Preferred Stock") of the Purchased Preferred Shares only become convertible upon the completion of five megawatts worth of solar projects in accordance with the Supply Agreement (the "Projects"), (B) the second one-fourth (the "Series C-2 Preferred Stock") only become convertible upon the completion of 15 megawatts worth of Projects, (C) the third one-fourth (the "Series C-3 Preferred Stock") only become convertible upon the completion of 25 megawatts worth of Projects, and (D) the last one-fourth (the "Series C-4 Preferred Stock") only become convertible upon the completion of 40 megawatts worth of Projects.  The Warrant represents the right to acquire 50,000,000 shares of Common Stock at an exercise price equal to $0.7346.  The Warrant only becomes exercisable upon the completion of 40 megawatts worth of Projects.  As of March 31, 2016, no purchases had been made under the Supply Agreement, and therefore, the Purchase Preferred Shares were not convertible and the Warrant was not exercisable.

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

RISKS AND UNCERTAINTIES
The following discussion of the condensed consolidated financial position and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the Company's Annual Report filed on Form 10-K for the fiscal year ended June 30, 2015.  In addition to the historical information, this discussion contains forward looking statements such as statements of the Company's expectations, plans, objectives, and beliefs.  These statements use words such as "may," "will," "expect," "anticipate," "believe," "plan," and other similar terminology.  In addition to the risks and uncertainties faced generally by participants in the renewable energy industry, we face the following risks and uncertainties:
•	We have incurred losses since our inception in 1998 and anticipate incurring continuing losses.
•	We may require a substantial amount of additional funds to finance our capital requirements and the growth of our business, and we may not be able to raise a sufficient amount of funds, or be able to do so on terms favorable to us and our stockholders, or at all.
•	Our stock price could be volatile and our trading volume may fluctuate substantially.
•	SPI could sell or transfer a substantial number of shares of our common stock, which could depress the price of our securities or result in a change in control of the Company.
•	Our industry is highly competitive and we may be unable to successfully compete.
•	Our ability to achieve significant revenue growth will be dependent on the successful commercialization of our new products, including our Agile Hybrid Storage System and Matrix Energy Management System.
•	To achieve profitability, we will need to lower our costs and increase our margins, which we may not be able to do.
•	If our products do not perform as planned, we could experience increased costs, lower margins and harm to our reputation.
•	We need to continue to improve the performance of our products to meet future requirements and competitive pressures.
•	We must build quality products to ensure acceptance of our products.
•	To succeed, we will need to rapidly grow and we may not be successful in managing this rapid growth.
•	Our relationships with our strategic partners may not be successful, and we may not be successful in establishing additional partnerships, which could adversely affect our ability to commercialize our products and services.
•	We expect that a significant portion of our sales will be to a single customer.
•	We depend on sole and limited source suppliers and outsource selected component manufacturing, and shortages or delay of supplies of component parts may adversely affect our operating results until alternate sources can be developed.
•	We have no experience manufacturing our products on a large-scale basis and may be unable to do so at our manufacturing facilities.
•	We are subject to risks relating to product concentration and lack of revenue diversification.
•	SPI has significant influence over key decision making and may ultimately acquire complete control of the Company.
•	Our China joint venture could be adversely affected by the laws and regulations of the Chinese government, our lack of decision-making authority and disputes between us and the Joint Venture.
•	Business practices in Asia may entail greater risk and dependence upon the personal relationships of senior management than is common in North America, and therefore some of our agreements with other parties in China and South Korea could be difficult or impossible to enforce.
•	Our success depends on our ability to retain our managerial personnel and to attract additional personnel.
•	We market and sell, and plan to market and sell, our products in numerous international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.
•	Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.
•	Our increased emphasis on larger and more complex system solutions and customer concentration may adversely affect our ability to accurately predict the timing of revenues and to meet short-term expectations of operating results.
•	We recently began addressing our target markets through power purchase agreements which represents a new business for us. We have very limited experience in the PPA business, which is very complex, and there can be no assurance that we will be able to successfully develop such business or secure the financing necessary to successfully develop such business.

•	We expect to rely on third-party suppliers and contractors when developing and constructing systems for our PPA business.
•	Businesses and consumers might not adopt alternative energy solutions as a means for obtaining their electricity and power needs, and therefore our revenues may not increase, and we may be unable to achieve and then sustain profitability.
•	Our business depends in part on the regulatory treatment of third-party owned solar energy systems.
•	The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.
•	We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.
•	We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders and reduce our financial resources.
•	We have never paid dividends and do not intend to do so.
NEW ACCOUNTING PRONOUNCEMENTS
In the third quarter of fiscal year 2016, the Company elected to early adopt ASU 2016-02 – Leases (Topic 842).  Application of ASU 2016-02 requires companies to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  The modified retrospective approach includes a number of optional practical expedients and use of hindsight, which the Company has elected to apply.  The practical expedients allow the Company to continue to account for leases that commence before the effective date in accordance with previous US GAAP, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments.  The Company has recognized a "Right of use asset-operating leases" in the amount of $85,656 and the related liability in "Accrued expenses" as of June 30, 2015 in the condensed consolidated balance sheets.  There was no impact on the Company's condensed consolidated statements of operations, comprehensive income, equity, or cash flows.  Note 15 reflects the changes in disclosure requirements under ASU 2016-02.
Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of other recently issued accounting pronouncements.
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

Excess and Obsolete Inventory
The Company determines inventory write-downs of excess and obsolete inventories based on historical usage.  The write-down is measured as the difference between the cost of the inventory and market based upon assumptions about usage.
We believe our accounting estimate related to excess and obsolete inventory is a critical accounting estimate because it requires us to make assumptions about usage, which can be highly uncertain.  Changes in these estimates can have a material effect on our financial statements.
Accrued Expenses
Accrued expenses consist of the Company's present obligations related to various expenses incurred during the period and includes a reserve for estimated contract losses, other accrued expenses, and warranty obligations.  Included in accrued expenses as of June 30, 2015 was a reserve of approximately $685,000 for a product upgrade initiative established in the fourth quarter of fiscal 2014.  The product upgrade initiative was completed during the quarter ended March 31, 2016 and the unused reserve of $186,000 was reversed during the period.
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
As the Series C Preferred Stock issued to SPI becomes convertible and the Warrant issued to SPI becomes exercisable only if SPI makes certain purchases from the Company, the Company concluded that the guidance in FASB ASC Topic 605-50, "Revenue Recognition – Customer Payments and Incentives" requires that the fair value of the conversion option on the Series C Preferred Stock and the Warrant must be reflected as a sales incentive, and presented as a reduction of revenue and increase to additional paid in capital when that value is recognized in the condensed consolidated statement of operations.  The sales incentive will be recognized as SPI makes purchases that progress toward the vesting of each tranche of the conversion option of the Series C Preferred Stock and the Warrant, so long as the Company believes that it is probable SPI will make sufficient purchases to cause the applicable tranche of the Series C Preferred Stock to become convertible or the Warrant to vest.  As of March 31, 2016, no purchases under the Supply Agreement had occurred and therefore no sales incentive had been recognized.  Once such purchases occur, the Company will utilize all available information, including forecasts, in assessing whether each tranche of the Series C Preferred Stock is probable of becoming convertible and the Warrant is probable of vesting.

Any amount that is recognized as a sales incentive will be determined based upon the fair value of the convertibility provision on the applicable tranche of Series C Preferred Stock and/or the Warrant during the period in which sales to SPI occur.  Because SPI does not face a penalty for not making purchases under the Supply Agreement beyond the convertibility of the Series C Preferred Stock and the loss in value of the Warrant, the provisions of FASB ASC Topic 505-50, "Equity – Equity-Based Payments to Non-Employees" require that the sales incentive be measured based upon the fair value of the conversion provisions at the time they become exercisable and the Warrant at its vesting date and the value.  The Company will therefore be required to update its estimates of the fair value of these items each period until SPI has purchased 40 megawatts of Projects under the Supply Agreement, at which point all tranches of the Series C Preferred Stock will be convertible and the Warrant will vest.  As there are no observable prices for conversion provisions or the Warrant, the fair value estimates need to be determined using option pricing or other valuation techniques.  See Note 2 to the condensed consolidated financial statements for further information about the measurement of fair value of these instruments as of March 31, 2016.
RESULTS OF OPERATIONS
Three months ended March 31, 2016 compared with the three months ended March 31, 2015
Revenue:
Our revenues for the three months ended March 31, 2016 and March 31, 2015 were $160,138 and $584,817, respectively.  The decrease of $424,679 in the three months ended March 31, 2016 was the result of a $222,888 decrease in product sales and a $201,791 decrease in engineering and development revenue as compared to the three months ended March 31, 2015.
Costs and Expenses:
Total costs and expenses for the three months ended March 31, 2016 and March 31, 2015 were $4,131,929 and $3,953,457, respectively.  This increase of $178,472 in the three months ended March 31, 2016 was due to the following factors:
•	$185,714 decrease in costs of product sales principally due to an overall decrease in product sales during the three months ended March 31, 2016 compared to the three months ended March 31, 2015;
•	$188,550 increase in costs of engineering and development due to timing of costs incurred under the Lotte R&D Agreement for the three months ended March 31, 2016 compared to the three months ended March 31, 2015;
•	$248,020 decrease in advanced engineering and development expenses resulting from a $103,000 decrease in wages and benefits, and a $106,000 decrease in engineering project costs;
•	$375,675 increase in selling, general, and administrative expenses due to $384,000 of additional expenses for wages and benefits incurred during the period resulting from increased headcount, $188,000 of expenses incurred by Holu Energy during the current period primarily for wages and benefits, partially offset by the $186,000 reversal of the unused reserve for the system upgrade initiative; and
•	$47,981 increase in depreciation and amortization expense as a result of additional depreciation expense recognized on new fixed assets capitalized during fiscal year 2016 as well as $31,759 of customer intangible asset amortization expense.
Other Income (Expense):
Total other income (expense) for the three months ended March 31, 2016 decreased by $125,698 to a loss of $98,944 from a loss of $224,642 for the three months ended March 31, 2015 primarily as a result of a $107,897 decrease in equity in loss of investee company quarter over quarter.
Income Taxes Expense (Benefit):
The expense for income taxes during the three months ended March 31, 2016 increased by $172 to $172 from $0 for the three months ended March 31, 2015 as a result of a Korean tax on a royalty payment collected by the Company.
Net Loss:
Our net loss for the three months ended March 31, 2016 increased by $491,492 to $3,947,563 from the $3,456,071 net loss for the three months ended March 31, 2015.  This increase in loss was primarily from decreased revenues and increased costs and expenditures incurred during the quarter.

Nine months ended March 31, 2016 compared with the nine months ended March 31, 2015
Revenue:
Our revenues for the nine months ended March 31, 2016 and March 31, 2015 were $815,375 and $1,450,332, respectively.  The decrease of $634,957 in the nine months ended March 31, 2016 was the result of a $400,176 decrease in product sales and a $234,781 decrease in engineering and development revenue as compared to the nine months ended March 31, 2015.
Costs and Expenses:
Total costs and expenses for the nine months ended March 31, 2016 and March 31, 2015 were $13,138,964 and $11,486,121, respectively.  This increase of $1,652,843 in the nine months ended March 31, 2016 was due to the following factors:
•	$388,752 decrease in costs of product sales principally due to an overall decrease in product sales compared to prior year, partially offset by $49,000 of additional warranty charges;
•	$155,572 increase in costs of engineering and development due to timing of costs incurred under the Lotte R&D Agreement for the nine months ended March 31, 2016 compared to the nine months ended March 31, 2015;
•	$665,236 increase in advanced engineering and development expenses due to an additional $813,000 of expense for contract employees, and $104,000 of additional material and other purchases for R&D projects, partially offset by a $152,000 decrease in wages and benefits. Expenditures on contract employees and other related costs are for certain engineering projects. These engineering projects are nearing completion and should be finalized by the end of the fiscal year;
•	$1,126,840 increase in selling, general, and administrative expenses due to $677,000 of additional expenses related to wages and benefits resulting from increased headcount, $440,000 of expenses incurred by Holu Energy during the current period primarily for wages and benefits, and $125,000 of severance expense incurred in connection with the termination of employment with the former CEO, partially offset by the $186,000 reversal of the unused reserve for the system upgrade initiative; and
•	$93,947 increase in depreciation and amortization expense as a result of additional depreciation expense recognized on new fixed assets capitalized during fiscal year 2016 as well as $46,205 of customer intangible asset amortization expense.
Other Income (Expense):
Total other income (expense) for the nine months ended March 31, 2016 decreased by $782,473 to a loss of $100,041 from income of $682,432 for the nine months ended March 31, 2015 primarily as a result of the $1,257,407 gain on investment in investee company resulting from a third-party capital investment transaction with the investee company offset by the $517,702 equity in loss of investee company in prior year compared to the $170,429 equity in loss of investee company and a bargain purchase of $76,437 recognized on the assets purchased from Tian Shan recognized during the current period.
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
Income Taxes (Benefit):
The benefit for income taxes during the nine months ended March 31, 2016 increased by $468 to $468 from $0 for the nine months ended March 31, 2015.  The benefit relates to a refund received from the government of Australia related to a refundable tax credit for qualified research and development expenditures we incurred during the fiscal year ended June 30, 2014, offset by $172 of a Korean tax on a royalty payment collected by the Company.
Net Loss:
Our net loss for the nine months ended March 31, 2016 increased by $2,673,567 to $12,145,576 from the $9,472,006 net loss for the nine months ended March 31, 2015.  This increase in loss was primarily from increased costs and expenditures incurred during the nine months ended March 31, 2016 as well as the $1,257,407 gain on investment in investee company recognized during the nine months ended March 31, 2015.

Liquidity and Capital Resources
Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts.  Total capital stock and paid in capital as of March 31, 2016 was $138,390,502 compared with June 30, 2015 total capital stock of $118,204,570.  We had a cumulative deficit of $114,819,622 as of March 31, 2016 compared to a cumulative deficit of $102,674,049 as of June 30, 2015.  At March 31, 2016 we had net working capital of $30,853,588 compared to June 30, 2015 net working capital of $9,266,635.  Our shareholders' equity as of March 31, 2016 and June 30, 2015, exclusive of noncontrolling interests, was $21,986,272 and $13,941,035, respectively.
On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock").  Shares of Preferred Stock were sold for $1,000 per share (the "Stated Value") and accrue dividends on the Stated Value at an annual rate of 10%.  At March 31, 2016 the Preferred Stock was convertible into a total of 3,099,153 shares of common stock of the Company ("Common Stock") at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  The net proceeds to the Company, after deducting $96,967 of offering costs, were $2,909,873.  At March 31, 2016 the liquidation preference of the Preferred Stock was $5,244,195.
On August 27, 2014, we completed an underwritten public offering of our common stock at a price to the public of $1.12 per share.  We sold a total of 13,248,000 shares of our common stock in the offering for aggregate proceeds of approximately $14.8 million.  We received approximately $13.7 million of net proceeds from the offering, after deducting the underwriting discount and expenses.
On July 13, 2015, we entered into a Securities Purchase Agreement (the "Purchase Agreement") with SPI Energy Co., Ltd. ("SPI"), (formerly known as Solar Power, Inc.), pursuant to which we sold to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares (the "Purchased Common Shares") of Common Stock and (ii) 28,048 shares (the "Purchased Preferred Shares") of Series C Convertible Preferred Stock.  The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678 and the aggregate purchase price for the Purchased Preferred Shares was determined based on a price of $0.6678 per common share equivalent.  Pursuant to the Purchase Agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the "Warrant").
At March 31, 2016, our principal sources of liquidity were our cash and cash equivalents which totaled $21,804,177 and accounts receivable of $37,526.
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
Operating Activities
Our operating activities used net cash of $8,369,356 for the nine months ended March 31, 2016.  Cash used by operations resulted from a net loss of $12,423,162, which was decreased by $1,548,337 in non-cash adjustments and by $2,505,469 in net changes to working capital.  Non-cash adjustments included $523,441 of depreciation expense, $46,206 of amortization expense, $893,739 of stock compensation expense, $170,429 of equity in loss of investee company, partially offset by $9,041 of interest accreted on the note receivable and a $76,437 gain on the Tian Shan Renewable Energy bargain purchase.  Net increases in working capital were primarily from $75,567 in net collections of accounts receivable, increases in customer deposits of $53,236, and deferred revenue of $13,290,000, offset by increases in inventories of $1,010,493, prepaids and other current assets of $187,735, deferred PPA project costs of $159,978, deferred customer project costs of $1,009,730, project assets of $7,091,533, decreases in accounts payable of $470,831, accrued expenses of $877,806, and accrued compensation and benefits of $105,228.

Investing Activities
Our investing activities used net cash of $554,902 for the nine months ended March 31, 2016, related primarily to the cash paid in the amount of $225,829 for the business combination of Tian Shan Renewable Energy and $389,266 of expenditures for property and equipment, partially offset by the release of restricted cash of $60,193.
Financing Activities
Our financing activities provided net cash of $19,971,007 for the nine months ended March 31, 2016.  Net cash provided by financing activities was comprised principally of $20,100,000 in proceeds from the issuance of common stock and preferred stock to SPI, less financing costs of $261,982.  $45,000 of cash was provided by the noncontrolling interest as a capital contribution to Holu.  $331,827 of cash was provided by a sale-leaseback transaction.  During the nine months ended March 31, 2016 we made repayments of $242,375 of principal on bank loans and notes payable and paid $10,077 on a finance lease obligation.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2016.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Rules 13a-15(f) and 15d-15(f)) that occurred during the nine months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

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
During the quarter ended March, 31, 2016, pursuant to a certain services agreement, we issued to the subject service provider as partial consideration for services to be rendered to us under the agreement warrants to purchase a total of 45,000 shares of our common stock at an exercise price of $0.37 per share and expire in February 2019.
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

ENSYNC, INC.
By:        /s/ Bradley L. Hansen
Name:   Bradley L. Hansen
Title:     Chief Executive Officer
and President and Director
(Principal Executive Officer)
May 11, 2016
By:        /s/ James F. Schott
Name:   James F. Schott
Title:     Chief Financial Officer
(Principal Financial Officer)
May 11, 2016

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to
3.1	Articles of Incorporation of EnSync, Inc., as amended	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on September 28, 2015
3.2	Articles of Amendment to Articles of Incorporation of EnSync, Inc.	Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on February 16, 2016
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Stock	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 27, 2013
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 14, 2015
3.5	Amended and Restated By-laws of EnSync, Inc. (as of November 4, 2009)	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on September 28, 2015
4.1	Form of Warrant issued to Solar Power, Inc.	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 17, 2015
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002