Form 10-K
period 2016-06-30
EnSync, Inc.
filed 2016-09-08
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
__________________________________________________
FORM 10-K
__________________________________________________
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes    No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  ☑ Yes    No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer 	Accelerated filer 	Non-accelerated filer 	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes   ☑ No
The aggregate market value of the Common Stock held by non-affiliates of the Registrant, computed by reference to the closing price as reported on the NYSE MKT on December 31, 2015, which was the last business day of the registrant's most recently completed second fiscal quarter, was $18,091,352.
As of September 8, 2016, the Company had 47,752,821 shares of its Common Stock, par value $0.01, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2016.  Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ENSYNC, INC.
2016 ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements
The following discussion should be read in conjunction with our accompanying Consolidated Financial Statements and Notes thereto included within this Annual Report on Form 10-K.  In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These forward-looking statements contain projections of our future results of operations or of our financial position or state other forward-looking information.  In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will" and "would" or similar words.  We believe that it is important to communicate our future expectations to our investors.  However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.  Investors are cautioned not to rely on forward-looking statements because they involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to: our historical and anticipated future operation losses; our ability to raise the necessary capital to fund our operations and the risk of dilution to shareholders from capital raising transactions; our stock price volatility and trading volume; the effects of a sale or transfer of a large number of shares of our common stock; the competiveness of the industry in which we compete; our ability to successfully commercialize new products, including our Matrix TM Energy Management and Agile TM Hybrid Storage Systems; our ability to lower our costs and increase our margins; the failure of our products to perform as planned; our ability to improve the performance of our products; our ability to build quality and reliable products and market perception of our products; our ability to grow rapidly while successfully managing our growth; our ability to maintain our current and establish new strategic partnerships; our dependence on future sales to SPI Energy Co., Ltd ("SPI"), (formerly known as Solar Power, Inc.), and the lack of any such sales to date; our dependence on sole source and limited source suppliers; our limited experience manufacturing our products on a large-scale basis; our product and customer concentration and lack of revenue diversification; SPI's ability to influence key decision making and potential to acquire complete control; the effect laws and regulations of the Chinese government may have on our China joint venture; our ability to enforce our agreements in Asia; our ability to retain our managerial personnel and to attract additional personnel; our ability to manage our international operations; the length and variability of our sales cycle; our increased emphasis on larger and more complex system solutions; our lack of experience in the power purchase agreement business; our reliance of third-party suppliers and contractors when developing and constructing systems for our PPA business; the impact on our revenue of consumers; our dependence on the regulatory treatment of third-party owned solar energy systems; our ability to protect our intellectual property and the risk we may infringe on the intellectual property of others; the cost of protecting our intellectual property; future acquisitions could disrupt our business and dilute our stockholders; and other risks and uncertainties discussed under Item 1A. Risk Factors.  Readers should not place undue reliance on our forward-looking statements.  These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance.  Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the filing date of this Annual Report on Form 10-K.
Item 1. BUSINESS
EnSync, Inc. and its subsidiaries ("EnSync," "we," "us," "our," or the "Company") develop, license, and manufacture innovative energy management systems solutions serving the commercial and industrial ("C&I") and multi-tenant building, utility, and off-grid markets.  Incorporated in 1998, EnSync is headquartered in Menomonee Falls, Wisconsin, USA, with offices in Madison, Wisconsin, Petaluma, California, Honolulu, Hawaii, and Shanghai, China.  We regularly use the name EnSync Energy Systems for marketing and branding purposes.
EnSync develops and commercializes product and service solutions for the distributed energy generation market, including energy management systems, energy storage systems, applications, and internet of energy platforms that link distributed energy resources with the grid network.  These solutions are critical to the transition from a "coal-centric economy" to one reliant on renewable energy sources.  EnSync synchronizes conventional utility, distributed generation and storage assets to seamlessly ensure the least expensive and most reliable electricity available, thus enabling the future of energy networks.
EnSync systems directly connect wind and solar generation assets to the grid and other systems that can form various levels of micro-grids as well as power quality regulation solutions.  EnSync brings vital power control and energy storage solutions to problems caused by incorporation of increasingly pervasive renewable energy generating assets that are part of the grid power transmission and distribution network used in commercial, industrial, and multi-tenant buildings.  The Company also develops and commercializes energy management systems for off-grid applications such as island or remote power.

We recently began addressing our target markets through power purchase agreements ("PPAs") under which we agree to provide, and the customer agrees to purchase, electricity from us at a fixed rate for a 20-year period.  Under this structure we develop and supply a system that uses our and other companies' products and the customer receives the benefit of a low and fixed price for electricity without any upfront costs.  Because this business model requires significant capital outlays, we are developing a monetization strategy under which we either sell the PPA projects outright or we enter into sale-leaseback transactions.
Today there are generally three sources of electricity, particularly for behind-the-meter applications: conventional generation, generation from renewables, and energy storage.
On their own, each of these sources has limitations due to various factors such as cost, availability, resiliency and environmental impact.  In a model environment, these disparate sources work in a synchronized manner, all three continually prioritized and optimized to always deliver the least expensive and most reliable electricity.
However, the conventional approach of power electronics provides limited capability in terms of optimization, efficiency, scalability, and the ability to accommodate ever-changing and evolving applications and policies.  Further complicating the realization of the model environment is that a "one size fits all" approach to energy storage has been the norm, relying on single-storage technology for disparate applications, some of which need high power and some of which need high energy.  The perfect battery to perform the approximately 15 different applications does not exist, and forcing one type of storage technology to attempt a variety of both power and energy applications is limiting, unreliable and costly.
EnSync's energy management systems enable comprehensive functionality and provide for numerous applications that do away with limitations of conventional power electronics.  EnSync's energy management systems are being developed to provide:
•	active energy synchronization for any or all DC and AC inputs and outputs;
•	prioritization and optimization of all generating assets without system controllers and complex algorithms;
•	management of every power and energy storage application and asset in simultaneous operation; and
•	modular, scalable, efficient and "future proof" energy management as a 20-year asset.
Our energy storage system expertise enables us to design and deploy customized systems using whatever storage technology is most effective and economical for the specific needs of the customer and application, including applications where the optimum solution utilizes multiple storage technologies in a hybrid configuration.  EnSync has commercialized the Matrix™ Energy Management System, a system that makes it very easy to create hybrid energy storage systems by effectively "auto-segregating" power and energy applications, and pulling from the optimal battery technology to do the job.  By utilizing the proprietary EnSync "Auto-Sync" DC-Bus architecture, the Matrix accomplishes this without the complexity of a central control system; a highly complicated task accomplished simply and cost-effectively.
EnSync's portfolio of energy storage products includes ZnBr flow batteries, lithium ion batteries and aqueous batteries.  EnSync spends great effort to characterize each storage technology utilized in our systems for best economic performance as well as for safety and reliability.  We believe our expertise in delivering the optimum storage solutions for the set of applications being performed is a critical market differentiator.
These capabilities provide the opportunity to rethink how we source electricity and monetize distributed generation and storage assets.
Hybrid power and energy storage is the best way to optimize both power and energy applications, and an enabling energy management system distills all of the complexity to a simple means of generating or saving money behind the meter through a variant of applications, including supply response, time-of-use, frequency regulation and back-up power.
We believe our energy management solutions are a significant improvement over conventional, stick-built assets that cannot accommodate the dynamic evolution of rate structures, programs and capabilities.  We believe our solution will allow our customers to future-proof a building with an energy management system that is flexible and scalable by simply adding drawers to a cabinet, with each drawer designated as photovoltaics ("PV"), DC lighting, a diesel generator or storage, to list a few options.  "Hot swappable," drawer-based architecture similar to that of a rack mount server, should allow optimal uptime and reliability.
In some environments, such as remote micro grids, diesel generators could play the role of conventional generation.  All of the aforementioned synchronization capabilities apply in such a scenario as well, and allow the diesel generators to operate at their optimal efficiency by eliminating inefficient load following.  The system will operate the generators at optimal efficiency to charge the batteries, and then shut down the generators until possibly required again at some future point by simply running the generators only at optimal efficiency to charge the batteries.

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
Target Markets
EnSync's energy management systems, storage technologies and "internet of energy" products target a variety of applications in three primary markets: (1) Commercial & Industrial ("C&I") Buildings, Multi-tenant Structures and Communities; (2) Utility Grid Power Distribution; and (3) Microgrids.  We believe our solutions will enable utilities to reduce construction of under-utilized "peak" power generating plants and incorporate more renewable energy generating assets into the grid.  EnSync's ability to provide modular and configurable power control and storage solutions can be tailored to meet a variety of needs, whether it be shifting energy from low rate to high rate periods, or enabling complete grid independence.
Commercial & Industrial Buildings, Multi-Tenant Structures and Communities
EnSync offers a revolutionary energy synchronization system that we believe enables a dramatic reduction in the cost of electricity and increases the financial returns of distributed generation systems in the C&I and multi-tenant structures and communities markets.  Commercial and industrial buildings as well as multi-tenant structures have become a major opportunity for distributed generation assets to create "net zero" buildings, and provide utilities with sources of energy in critical peak or critical load situations.  We believe we are the only company today that can provide complete C&I and multi-tenant building energy storage and energy management systems that unlock opportunities to generate income today, as well as "future proof" the building for any additional applications and requirements that are realized throughout the life of the asset.  This includes energy management and hybrid energy storage systems.
For the C&I market, EnSync has introduced Matrix and Agile Hybrid systems engineered to:
•	enable distributed intelligence and active control of inputs and outputs inside buildings;
•	allow a building to be connected to others in a micro grid;
•	provide seamless connectivity to the utility for smart export on demand and "Internet of Energy" capability; and
•	create a net-zero building and deliver cash generation opportunities.
We recently began addressing the C&I and multi-tenant markets through power purchase agreements ("PPAs") under which we agree to provide, and the customer agrees to purchase, electricity from us at a fixed rate for a 20-year period.  Under this structure we develop and supply a system that uses our and other companies' products and the customer receives the benefit of a low and fixed price for electricity without any upfront costs.  Because this business model requires significant capital outlays, we are developing a monetization strategy under which we either sell the PPA projects outright to investors or we enter into sale-leaseback transactions.  We completed the sale of our first tranche of PPAs in the first quarter of fiscal 2017.
Utility Grid Power Distribution
Utilities are faced with providing cheaper, cleaner and more reliable power as consumers transition away from a coal-centric economy which requires increased use of renewables.  EnSync utility-scale energy storage systems are designed to improve power quality, smooth output from intermittent generating assets, help reduce emissions, defer transmission, distribution and substation upgrades, and reduce costs associated with traditional generating plants.
An integrated system that features zinc bromide flow battery technology can be partnered with Matrix power controls to provide for longer energy discharge applications prevalent in utility scale applications.  EnSync's lithium ion battery systems can be deployed in utility applications requiring very high power for shorter discharge durations.
EnSync's utility-scale flow batteries offer high energy density, are environmentally friendly, and are manufactured as 20-year assets.  Multiple container units can be modularly interconnected and configured with EnSync's inverter technology to deliver an end-to-end system for quick and simple installation.  EnSync's designs are easily transferable and portable with simple site permitting in places that can be constructed not always accessible by traditional generating sources.

Microgrids
Microgrids are localized grids that can disconnect from the traditional grid to operate autonomously and help mitigate grid disturbances to strengthen grid resilience, and can play an important role in transforming the nation's electric grid.
Remote microgrids, in locations where utility power is not available, often use a combination of renewables, diesel generators and storage for their electricity requirements.
Resiliency, independence, environmentally friendly and cost-effective operation are key requirements for today's microgrid environments, and we believe that EnSync is well-positioned to become the "go-to" microgrid enabling technology to deliver on these objectives.
Our Products
These are disruptive times for the power industry, and the industry must adapt to meet the challenges of a grid built on old technology and inefficient transmission and distribution.  With an abundance of renewable energy generation being realized in various domestic and international locations, problems utilizing power from renewables persist because the grid network cannot effectively utilize the additional and inherently variable generation propensity of renewables.  The grid today simply is not designed to accommodate such influxes and its intrinsic variability.  Additionally, peak demand is often not realized during periods of maximum wind or sun, leading to a condition where overbuilding of heavily under-utilized generation capacity is required to meet the load during the highest usage periods of the day.  Energy storage systems that are capable of long discharge can shift significant amounts of energy from relatively lower demand to higher demand periods, reducing the need for build-out of low utilization "peak power" generation.
EnSync products are designed to address the increasingly overtaxed grid networks throughout the world by enabling variable power generation from renewable sources to be introduced in large amounts in an economical, clean and reliable manner, improving the quality of life for an energy hungry population.
EnSync products have also been instrumental in enabling breakthroughs in distributed energy and micro-grid deployment in grid interactive or completely off-grid applications.  From island power installations in the Pacific region to remote off-grid power for military use and diesel displacement for back-up power for buildings and facilities in Hawaii, EnSync's advanced energy storage and power control systems deliver highly effective solutions for a variety of needs.
Matrix™ Energy Management System
The Matrix Energy Management System is breakthrough technology as a "behind-the-meter" energy control system targeted specifically at the commercial, industrial and multi-tenant building markets.  Matrix utilizes EnSync's patented "Auto-Sync" DC-Bus Modular Controls that enable simple integration of all AC and DC system inputs, and automatically route the generated electricity in the most efficient and cost-effective manner, in or out of the building.  Matrix is modular and configurable, designed to meet the building owner's needs today, as well as providing a "future proof" solution for potential applications tomorrow.  Matrix enables complete distributed generation asset-to-utility communication for "smart export" and can be clustered in a secure network as a set of assets that enable real-time spot market electricity sales through EnSync's "internet of energy" platform.  Serviceability is simple with "hot swappable" drawers that can be replaced without taking the entire distributed generation system off line.  DC-DC, DC-AC, and AC-DC transformers and communications drawers are all configurable to the same universal architecture in either single or multiple Matrix cabinets.
The Matrix is a fully configurable UL certified system for the commercial and industrial markets as well as distributed assets in the Electrical Utility market.  As the Matrix is considered a "platform", it provides a roadmap for incorporation of features, functionality, capabilities and higher power ratings, whether created organically or from third parties.

Advanced Energy Storage Products
The Agile Hybrid Storage System is forward-looking technology that seamlessly combines a variety of storage units to meet a breadth of applications.  EnSync's Agile Hybrid Series is an energy storage system optimized specifically for high performance, safety, longevity and ability to deliver both power and energy for all available behind-the-meter applications in commercial, industrial, multi-tenant and resort buildings.
The Agile Hybrid Series features EnSync's flow battery which achieved third-party certification from a leading, globally-recognized test facility in China that validated the battery achieved performance at or beyond design and company specifications.  Along with our flow battery, the Agile Hybrid integrates complementary storage technology best suited for the balance of applications, which is often Lithium-ion batteries because it marries well with renewable firming and other short-discharge, high-power applications, or aqueous storage technology for very long discharge durations at relatively low loads.  Highlights of the Agile Hybrid Storage System include:
•	Power and energy applications in one integrated platform:
•	power applications - PV ramp, frequency regulation, power quality;
•	energy applications - demand response, rate shifting, critical back-up power;
•	Configurable for any building, any application requiring discharge time from seconds to greater than 8 hours;
•	Controlled via a patented "Auto-Sync" DC-Bus;
•	High power, frequent cycling applications served by best-in-class Li-ion chemistry;
•	Li-ion is managed within its optimum operating range for extended life;
•	Hybridized solution with the potential to unlock additional value streams;
•	Long duration, deep discharge applications met with 4th generation zinc bromide flow chemistry;
•	System optimized for high performance, safety and longevity;
•	Modular and scalable to meet requirements for a wide variety of applications and locations; and
•	Field proven ability to perform in diverse operating environments.
Large-Format Storage Batteries
EnSync provides large-format flow battery and lithium ion battery "super modules" that are modular in design.  These flow battery and lithium ion battery systems are in 20-foot shipping containers that can be configured for large C&I and micro-grid installations, or for utility installations requiring tens of megawatt hours of energy storage.  The self-contained lithium ion and flow battery "super modules" can also be integrated into large-scale hybrid storage systems.  These "super modules" can utilize EnSync's "internet of energy" control platform for seamless grid network integration.
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
Our product licensing and development agreements with Lotte Chemical in South Korea have enabled us to fund development programs and significantly reduce our development cycle time.  Meineng Energy, our China joint venture, has enabled us to expand our supply chain and production in a low cost region, in addition to significantly increasing our post-prototype test and characterization capability.  Both partners have spread the EnSync brand to their respective regions.  Additionally, in July 2015 we entered into a strategic partnership with SPI Energy Co., Ltd. ("SPI").  In addition to receiving significant investment capital from SPI, we also entered into a Supply Agreement, which contemplates the sale of products and related services to SPI with an aggregated total of at least 40 megawatt of energy storage over the course of the next three years.  We have been anticipating that orders under the SPI Supply Agreement will comprise a very significant portion of our sales through at least fiscal 2019.

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
Intellectual Property
Our market position, in part, depends on our Intellectual Property ("IP") portfolio and our ability to obtain and maintain intellectual property protection for our products, processes, technology and know-how.  We seek to protect our IP by, among other methods, filing United States and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and conduct of our business.  We also rely on trademarks, trade secrets, know-how and continuing technological innovation to evolve and secure our proprietary position.  When it is determined that a trade secret is the most prudent approach to IP protection,  we employ confidentiality agreements with our employees, customers, prospective customers, consultants, advisors, contractors or any other person or entity requiring knowledge of our IP for technology development or business development reasons.
We continue to have domestic and international patents issued on our power and energy control architecture known as the "Auto-Sync" modular DC-Bus, which is utilized in our Matrix Energy Management System and our new high power version of Matrix Energy Management System.  As an extension of the auto-sync DC-Bus IP, we have further developed and filed IP for hybridization of multiple types of energy storage in a single system.  Other system level IP has been developed and patents filed utilizing these concepts to retrofit existing PV systems with energy storage without impacting the existing equipment and/or operation, allowing a conversion from an uncontrollable to controllable PV power generation system.  Additionally, we continue to have multiple patents allowed and pending on power conversion control concepts domestically and internationally related to renewable energy optimization.
EnSync continues to view the "Internet of Energy" as a key developing market.  We have completed the design and development of the critical building blocks that can enable efficient and economic deployment and control of distributed generation and storage assets throughout the grid network, delivering high value to both utility as well as distributed generation asset owners.  EnSync's control expertise and ability to leverage third-party data will be an enabling capability for a future where spot market buying and selling of electricity between asset owners and the utility is realized by an individual site or an aggregation of multiple sites.  IP for this unique approach has been developed and patents have been filed.  This advancement now allows EnSync to be the "hub" through which electricity and communication between the generating assets and the utility passes.
Our battery technology team has made significant progress and continues to advance our research and development of flow battery technology in the area of cell design, advanced cell materials and advanced electrolyte chemistries.  This research has generated new IP resulting in several patent filings.  This is an area where know-how, in addition to IP, is critical.
EnSync's structured finance team has developed proprietary economic modeling capabilities to produce financial return scenarios and create the optimal structure for our Power Purchase Agreements business segment.  EnSync's advanced modeling factors load profiles and operating requirements, as well as all sources of electricity, including Distributed Energy Resources (DER) such as solar, batteries (single technology and power + energy hybrid) and diesel generators, in conjunction with available utility resources.
We have filed for multiple patents in areas of energy storage technology and applications and control technologies, both domestically and internationally.  Our filings are intended to further our differentiation, as our ability to control complex functions in simple and economical ways is unique.  Through the advanced development of our IP, our product and system solutions portfolio continues to expand.  Areas such as hybridization of multiple storage technologies, concurrent control of multiple applications without the requirement for complicated control schemes, communications and control with utility power and energy management by site and by aggregation of sites and modular energy storage upgrades "seamlessly" into existing PV systems are all breakthroughs for the commercial and industrial building market.  Additionally, our ongoing research in flow battery technology provides the foundation for the next generation of our flow battery products.
To date EnSync has more than 120 active patents allowed or pending domestically and internationally with more than 50 patent filings anticipated over the next year.
We use trademarks on some of our products and systems, and have added registration of current and roadmap products this year in the United States and internationally.

Advanced Engineering and Development
Our key advanced engineering initiatives and achievements are:
•	Completion of Matrix ETL certification to standard UL1741 and IEEE1547.
•	Completion of a fully integrated and modular Matrix includes PV DC/DC converters, battery DC/DC converters, DC/AC grid tie and off-grid inverters as a first of its kind.
•	Completion of the EnerSection 125kVa grid-tie inverter certification to Hawaiian Electric utility standards.
•	Completion of the Matrix grid-tie inverter certification to Hawaiian Electric utility standards.
•	Completion of a high-efficiency DC/DC flow battery converter.
•	Completion of high power conversion for large C&I and utility scale flow battery, Lotte 500kWh flow battery.
•	Completion of 3rd party validation of Agile Hybrid, EnerSection, and Matrix products.
•	Design and development of the Higher Power version of the Matrix Energy Management System for utility scale markets.
•	Design and development of a higher power, hybridized zinc bromide/Li-ion/Matrix system incorporating PV and other renewable and advanced energy generation capability into a set of standardized modules which may be mixed and matched to meet the needs of specific applications.
•	Design and development of EnSync's "internet of energy" control platform for seamless integration of distributed energy resources into the utility grid.
•	Design and development of additional Matrix modules to enhance the Matrix portfolio.
•	Design and development of advanced high-efficiency power converters.
•	Research and development of advance flow battery materials and chemistries.
The goal of these initiatives is to deliver differentiated product and system solutions that enable the massive expansion of renewable energy generation and to provide optimal economic benefit to our customers.
Our advanced engineering and development expense and cost of engineering and development revenues totaled approximately $6.8 million and $6.7 million for the years ended June 30, 2016 and June 30, 2015, respectively.  We also had engineering and development revenues of approximately $369,000 and $771,000 for the years ended June 30, 2016 and June 30, 2015, respectively.
Employees
As of September 8, 2016, EnSync and its subsidiaries had a total of 78 full-time employees in the United States and China.  We expect staffing numbers to increase on an as-needed basis as our business grows in accordance with our business expansion plans.  None of our employees are represented by a labor union or are subject to collective-bargaining agreements.  We believe that our relationship with our employees is good.
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
For the fiscal year ended June 30, 2016, we had revenues of $2,100,023.  During this period, we had a net loss of $17,876,058 after deducting the net loss attributable to the noncontrolling interest.  There can be no assurance that we will have income from operations or net income in the future.  As of June 30, 2016 we had an accumulated deficit of $120,550,108.  As discussed in our financial statements our significant operating losses and operating cash flow deficits raise doubt about our ability to continue as a going concern.  We anticipate that we will continue to incur losses and operating cash flow deficits until we are able to increase our revenues to a level at which we become profitable.  However, we cannot predict when we will operate profitably, if ever.  Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.
We may require a substantial amount of additional funds to finance our capital requirements and the growth of our business, and we may not be able to raise a sufficient amount of funds, or be able to do so on terms favorable to us and our stockholders, or at all.
We have incurred losses since our inception in 1998 and expect to continue to incur losses until we are able to significantly grow our revenues.  Accordingly we may need additional financing to remain in operation and to maintain and expand our business, and such financing may not be available on favorable terms, if at all.  In the event that we issue any additional equity securities, investors' interests in the Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold.  Further, any such issuance may result in a change in control.
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
The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.13 to a high of $30.00 since June 18, 2007, the first day our stock was traded on the NYSE MKT.  Many factors could have a significant impact on the future price of our common stock, including:
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

For the three-month period ended June 30, 2016, the daily trading volume for shares of our common stock ranged from 7,000 to 1,190,000 shares traded per day, and the average daily trading volume during such three-month period was 127,400 shares traded per day.  Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.
SPI Energy Co., Ltd. ("SPI") could sell or transfer a substantial number of shares of our common stock, which could depress the price of our securities or result in a change in control of the Company.
SPI currently holds 8,000,000 shares of our common stock and convertible preferred stock and a warrant that, assuming full conversion and exercise, would result in the ownership by SPI of an additional 92,000,600 shares of our common stock. Although SPI has entered into a share purchase agreement contemplating the sale to a purchaser (the "Purchaser") of its 8,000,000 shares of common stock and shares of preferred stock potentially convertible into approximately 17.0 million shares of common stock, after the completion of such sale SPI would continue to own securities potentially convertible and exercisable into a significant number of shares of our common stock.  Neither SPI nor the Purchaser have any contractual restrictions on its ability to sell or transfer our common stock on the open market, in privately negotiated transactions or otherwise, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of the Company to a third party.  Additionally, the shares of our common stock owned by SPI are pledged by SPI as collateral under a loan agreement.  Sales by SPI (or its lender) of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.
Our industry is highly competitive and we may be unable to successfully compete.
We compete in the market for renewable energy products and services that is intensely competitive.  Evolving industry standards, rapid price changes and product obsolescence also impact the market.  Our competitors include many domestic and foreign companies, most of which have substantially greater financial, marketing, personnel and other resources than we do.  Our current competitors or new market entrants could introduce new or enhanced technologies, products or services with features that render our technologies, products or services obsolete, less competitive or less marketable.  Our success will be dependent upon our ability to develop products that are superior to existing products and products introduced in the future, and which are cost effective.  In addition, we may be required to continually enhance any products that are developed as well as introduce new products that keep pace with technological change and address the increasingly sophisticated needs of the marketplace.  Even if our current technologies prove to be commercially feasible, there is extensive research and development being conducted on alternative energy sources that may render our technologies and protocols obsolete or otherwise non-competitive.
There can be no assurance that we will be able to keep pace with the technological demands of the marketplace or successfully develop products that will succeed in the marketplace.  As a small company, we will be at a competitive disadvantage to most of our competitors, which include larger, established companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than us.  There can be no assurance that we will have the capital resources available to undertake the research that may be necessary to upgrade our equipment or develop new devices to meet the efficiencies of changing technologies.  Our inability to adapt to technological change could have a materially adverse effect on our results of operations.
Our ability to achieve significant revenue growth will be dependent on the successful commercialization of our new products, including our Matrix Energy Management System and Agile Hybrid Storage System.
We anticipate that a substantial majority of our revenue in fiscal year 2017 will come from new products, including our Matrix Energy Management System and Agile Hybrid Storage System.  If these new products do not meet with market acceptance, our business, financial condition and results of operations will be adversely affected.  A number of factors may affect the market acceptance of our new products, including, among others:
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

To achieve profitability, we will need to expand our sales, lower our costs and increase our margins, which we may not be able to do.
To achieve profitability we will need to expand our sales, lower our costs and increase our margins.  These efforts may fail due to unforeseen factors.  Our failure to lower our costs could make our products less competitive and harm our ability to grow our revenues.  Our inability to lower our costs and increase our margins could have a materially adverse effect on our results of operations.
If our products do not perform as planned, we could experience increased costs, lower margins and harm to our reputation.
We have developed a portfolio of new products.  We endeavor to monitor the effectiveness and performance of our products and services and implement procedures and programs in attempts to ensure such effectiveness.    However, the failure of our products to perform as planned could result in increased costs, lower margins, and harm to our reputation which could have a material adverse effect on our business and financial results.  For example, in the fourth quarter of fiscal 2014, we launched a product upgrade initiative for certain of our deployed ZBB EnerStore zinc bromide flow batteries and ZBB EnerSection power and energy control center.  We completed this initiative during the quarter ended March 31, 2016.
We need to continue to improve the performance of our products to meet future requirements and competitive pressures.
We need to continue to improve various aspects of our technology as we move forward with larger scale production and new applications of our products.  For example, through our collaboration with Lotte Chemical Corporation we have developed a 500kWh version of our zinc bromide flow battery.  Our products are complex and there can be no assurance our development efforts will be successful.  Future developments and competition may reveal additional technical issues that are not currently recognized as obstacles.  If we cannot continue to improve the performance of our products in a timely manner, we may be forced to redesign or delay large scale production or possibly abandon our product development efforts altogether.
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
In order to successfully grow our revenues and become profitable as well as meet the requirements set forth in our Supply Agreement with SPI, we will need to grow rapidly.  If we fail to effectively manage this growth, our business could be adversely affected.  Rapid growth will place significant demands on our management, operational and financial infrastructure.  If we do not effectively manage our growth, we may fail to timely deliver products to our customers in sufficient volume or the quality of our products could suffer, which could negatively affect our operating results.  To effectively manage this growth, we will need to hire additional personnel, and we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures.  As we move forward in commercializing our new products, we will also need to effectively manage our manufacturing and marketing needs, which represent new areas of oversight for us.  These additional employees, systems enhancements and improvements will require significant capital expenditures and management resources.  Failure to successfully implement these improvements could hurt our ability to manage our growth and our financial position.

Our relationships with our strategic partners may not be successful, and we may not be successful in establishing additional partnerships, which could adversely affect our ability to commercialize our products and services.
An important element of our business strategy is to enter into strategic partnerships with partners who can assist us in achieving our business goals.  We are currently a party to several strategic partnership arrangements and any disruption in these collaborations could be detrimental to our business.  The most significant of these strategic partnerships is our partnership with SPI.  We expect to seek additional collaborators or strategic partners due to the expense, effort and expertise required to develop market and commercialize our products and our limited resources, but we may not be successful in our efforts to establish additional strategic partnerships and arrangements.  If our strategic partners do not satisfy their obligations to us, we are unable to meet our strategic partners' expectations and demands or we are unable to reach agreements with additional suitable strategic partners, we may fail to meet our business objectives for the commercialization of our products.  The terms of any additional strategic partnerships or other arrangements that we establish may not be favorable to us.  Our inability to successfully implement strategic partnerships and arrangements could adversely affect our business, financial condition and results of operations.
We expect that a significant portion of our future sales will be to a single customer; however, we have not yet made any sales to such potential customer.
On July 13, 2015, in connection with the closing of the transaction between the Company and SPI, we entered into a Supply Agreement with SPI pursuant to which SPI agreed to purchase and we agreed to provide SPI with Products and related Services (each as defined in the Supply Agreement) that have an aggregated total of at least 40 megawatt of energy storage rated power output prior to the 48-month anniversary of the date of the Supply Agreement.  The Supply Agreement contemplates the sale of at least (i) 5 megawatts of Products and Services within the first year, (ii) an additional 10 megawatts in the second year, (iii) an additional 10 megawatts in the third year, and (iv) an additional 15 megawatts in the fourth year.  While we are continually seeking to expand our customer base, we have been anticipating that orders under the Supply Agreement will comprise a significant portion of our sales through at least fiscal 2019.  To date, however, SPI has not made any such purchases under the Supply Agreement and there can be no assurance that SPI will fulfill its purchase obligations under the Supply Agreement.
We had planned on achieving a significant amount of revenues under the Supply Agreement, and SPI's continued failure to fulfill its purchase obligations under the Supply agreement will have an adverse impact on our business, financial condition and results of operations.  In addition, even if SPI begins to fulfill its purchase obligations under the Supply Agreement, our relationship with SPI would continue to expose us to numerous other risks, including: (i) a slowdown or delay in SPI's deployment of our products could significantly reduce demand for our products; (ii) current or future economic conditions could negatively affect SPI and cause them to significantly reduce operations, or file for bankruptcy; and (iii) concentration of accounts receivable credit risk, which could have a material adverse effect on our liquidity and financial condition if SPI declared bankruptcy or delayed payments due under the Supply Agreement.  Finally, if we are unable to meet our obligations to SPI under the Supply Agreement, SPI may terminate the agreement, which would have a material adverse impact on our business, financial condition and results of operations.
We depend on sole and limited source suppliers and outsource certain manufacturing activities, and shortages or delay of supplies of component parts may adversely affect our operating results until alternate sources can be developed.
Our operations are dependent on the ability of suppliers to deliver quality components, devices and subassemblies in time to meet critical manufacturing and distribution schedules.  We have transitioned a significant portion of our manufacturing operations to Meineng Energy, our China joint venture.  If we experience any constrained supply of any such component parts or difficulties with respect to Meineng Energy's manufacturing activities, such constraints and difficulties, if persistent, may adversely affect operating results until alternate sourcing can be developed.  There may be an increased risk of supplier constraints in periods where we are increasing production volume to meet customer demands.  Volatility in the prices of component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect our future operating results.
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
To date, we have achieved only very limited production of our energy storage systems and have no experience manufacturing our products on a large-scale basis.  In connection with our strategic partnership with SPI, if SPI begins to purchase a significant amount of products and services pursuant to the Supply Agreement, we will have to increase our production of products significantly and rapidly.  We believe the current facilities at Meineng Energy, our OEM suppliers, and in Menomonee Falls, Wisconsin, are sufficient to allow us to significantly increase production of our products.  However, there can be no assurance that these current facilities, even if operating at full capacity, will be adequate to enable us to produce the energy storage systems in sufficient quantities to meet potential future orders, including orders we anticipate receiving under the Supply Agreement with SPI.  Our inability to manufacture a sufficient number of units on a timely basis would have a material adverse effect on our business prospects, strategic partner relationships, financial condition and results of operations.  In addition, even if we are able to meet production requirements, we may not be able to achieve margins that enable us to become profitable.
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
On July 13, 2015, in connection with the closing of the transaction between the Company and SPI, we issued SPI 8,000,000 shares of our common stock and convertible preferred stock and a warrant that, assuming full conversion and exercise, would result in the ownership by SPI of an additional 92,000,600 shares of our common stock.  SPI's 8,000,000 common shares represent approximately 17% of the outstanding common stock of the Company and, as a result, it may have the ability to exert influence over the outcome of matters submitted to our shareholders for approval. Although SPI has entered into a share purchase agreement contemplating the sale to a purchaser (the "Purchaser") of its 8,000,000 shares of common stock and shares of preferred stock potentially convertible into approximately 17.0 million shares of common stock, after the completion of such sale SPI would continue to own securities potentially convertible and exercisable into a significant number of shares of our common stock. Additionally, the certificate designations, preferences, rights and limitations of SPI's convertible preferred stock allow it to vote on an as-converted basis on amendments to the Company's Articles of Incorporation and Bylaws.  Assuming the full conversion of SPI's convertible preferred stock and the full exercise of its warrant (and that no other shares of common stock are issued pursuant to the exercise or conversion of outstanding derivative securities or otherwise), it would own greater than a majority of our outstanding common stock and would have the ability to exert complete control of the Company.  As a shareholder, SPI is entitled to vote its shares in its own interest, which may not always be in the interests of our shareholders generally.
Additionally, the Company is party to a Governance Agreement with SPI (the "Governance Agreement").  Under the Governance Agreement, SPI is entitled to nominate one director to our board of directors for so long as SPI holds at least 10,000 convertible preferred shares or 25 million shares of common stock or common stock equivalents (the "Requisite Shares"). Even following SPI's contemplated sale of securities to the Purchaser SPI would continue to hold the Requisite Shares. Additionally, for so long as SPI holds the Requisite Shares (1) following the time at which the Series C-2 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of two directors and (2) following the time at which the Series C-3 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of three directors.  The more representation that SPI gets on our board of directors, the more it will be able to influence the direction of the Company.
The Governance Agreement also provides that for so long as SPI holds the Requisite Shares, we will not take certain actions without the affirmative vote of SPI, including the following: (a) change the number or manner of appointment of the directors on the board; (b) other than in the ordinary course of conducting the Company's business, cause the incurrence, issuance, assumption, guarantee or refinancing of any debt if the aggregate amount of such debt and all other outstanding debt of the Company exceeds $10 million; (c) cause the acquisition of an interest in any entity or the acquisition of a substantial portion of the assets or business of any entity or any division or line of business thereof or any other acquisition of material assets, in any such case where the consideration paid exceeds $2 million, or cause the Company to engage in certain other Fundamental Transactions (as defined in the certificate of designation of preferences, rights and limitations of the Series C Convertible Preferred Stock); (d) cause the entering into by the Company of any agreement, arrangement or transaction with an affiliate that calls for aggregate payments (other than payment of salary, bonus or reimbursement of reasonable expenses) in excess of $120,000; (e) cause the commitment to capital expenditures in excess of $7 million during any fiscal year; (f) cause the selection or replacement of our auditors; (g) enter into of any partnership, consortium, joint venture or other similar enterprise involving the payment, contribution, or assignment by the Company or to the Company of money or assets greater than $5 million; (h) amend or otherwise change our Articles of Incorporation or by-laws or equivalent organizational documents of the Company or any subsidiary in any manner that materially and adversely affects any rights of SPI; or (i) grant, issue or sell any equity securities (with certain limited exceptions).  These veto rights provide SPI with significant influence over the Company's operations and strategy.  Even if we terminate the SPI Supply Agreement due to SPI's failure to fulfill its purchase obligations thereunder, SPI's rights under the Governance Agreement will continue.  SPI may choose to exert its influence in a manner that is not in the best interests of our general shareholders.
Our China joint venture could be adversely affected by the laws and regulations of the Chinese government, our lack of decision-making authority and disputes between us and the Joint Venture.
The China market has a large inherent need for advanced energy storage and power electronics and is likely to become the world's largest market for energy storage.  To take advantage of this opportunity, in November 2011, we established a joint venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China (the "Joint Venture").  The Joint Venture also serves as an important supplier to the Company.
However, achieving the anticipated benefits of the Joint Venture is subject to a number of risks and uncertainties.
The Joint Venture has (1) an exclusive royalty-free license to manufacture and distribute our third generation ZBB EnerStore zinc bromide flow battery and any other zinc bromide flow battery product developed internally by us based on the V3 EnerStore, ranging from 50kWh – 500kWh module design, and ZBB EnerSection power and energy control center (up to 250KW) (the "Products") in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.  Although the Joint Venture partners are contractually restricted from using our intellectual property outside of the Joint Venture, there is always a general risk associated with sharing intellectual property with third parties and the possibility that such information may be used and shared without our consent.  Moreover, China laws that protect intellectual property rights are not as developed and favorable to the owner of such rights as are U.S. laws.  If any of our intellectual property rights are used or shared without our approval in China, we may have difficulty in prosecuting our claim in an expeditious and effective manner.  Difficulties or delays in enforcing our intellectual property rights could have a material adverse effect on our business and prospects.

As a general matter, there are substantial uncertainties regarding the interpretation and application of China laws and regulations, including, but not limited to, the laws and regulations governing the anticipated business of the Joint Venture and the protection of intellectual property rights.  These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty.  The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors.  New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.  The unpredictability of the interpretation and application of existing and new China laws and regulations will pose additional challenges for us as we seek to develop and grow the Joint Venture's business in China.  Our failure to understand these laws or an unforeseen change in a law or the application thereof could have an adverse effect on the Joint Venture.
The success of the Joint Venture will depend in part on continued support of "new energy" initiatives by the government of China that includes requirements for products like ours.  Should the government change its policies in an unfavorable manner the anticipated demand for the Joint Venture's products in China may fail to materialize.
The Joint Venture may have economic, tax or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives.  Disputes between us and the Joint Venture partners may result in litigation or arbitration that could be costly and divert the attention of our management and key personnel from focusing their time and effort on our day-to-day business.  In addition, we may, in certain circumstances, be liable for the actions of the Joint Venture.
The Joint Venture is a new business in China.  As with any new business, there will be many challenges facing the Joint Venture, including establishing successful manufacturing capabilities, developing a market for the Joint Venture's products, obtaining requisite governmental approvals and permits, implementation of an untested business plan, and securing adequate funding for working capital and growth.  Failure to overcome any of these or any other challenges facing the Joint Venture could result in its failure.
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
Our success depends largely on our ability to attract and retain managerial personnel.  Competition for desirable personnel is intense, and there can be no assurance that we will be able to attract and retain the necessary staff.  The loss of members of managerial staff could have a material adverse effect on our future operations and on successful implementation of strategy and development of products for our target markets.  The failure to maintain management and to attract additional key personnel could materially adversely affect our business, financial condition and results of operations.
In the event that we are unable to attract, hire and retain other requisite personnel, contractors and subcontractors, we may experience delays in developing and commercializing our products and services.  Further, any increase in demand for specialty personnel, contractors and subcontractors may result in higher costs, which in turn may have an adverse effect on our business, financial condition and results of operations.

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
The sales cycle for our products is lengthy, which makes it difficult for us to accurately forecast revenue in a given period, and may cause revenue and operating results to vary significantly from period to period.  Some potential customers for our products typically need to commit significant time and resources to evaluate the technology used in our products and their decision to purchase our products may be further limited by budgetary constraints and numerous layers of internal review and approval, which are beyond our control.  We spend substantial time and effort assisting potential customers in evaluating our products, including providing demonstrations and validation.  Even after initial approval by appropriate decision makers, the negotiation and documentation processes for the actual adoption of our products can be lengthy.  As a result of these factors, based on our experience to date, our sales cycle, the time from initial contact with a prospective customer to routine commercial utilization of our products, has varied and can sometimes be several months or longer, which has made it difficult for us to accurately project revenues and other operating results.  We expect that sales of power purchase agreements we enter into will also be uneven from quarter to quarter due to the need to group such agreements together for sales as well as other factors.  As a result, our financial results may fluctuate on a quarterly basis which may adversely affect the price of our common stock.
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

We recently entered into our first target markets through power purchase agreements ("PPAs"), which represents a new business for us.  We have very limited experience in the PPA business, which is very complex, and there can be no assurance that we will be able to successfully develop such business.
We recently began addressing our target markets through power purchase agreements ("PPAs") which represents a new business for us.  We plan to continue to develop the PPA portion of our business and given our limited experience and the complex nature of this business we may encounter difficulties in doing so.  When we enter into a PPA we agree to provide electricity to our customer at a fixed rate for a fixed period of time (typically 20 years).  To satisfy our obligations under the PPA we need to develop a system that includes power generation capability (typically PV), and an energy management system and may also include energy storage.  The development and construction of these systems can require long periods of time and substantial initial capital investments, and there are significant risks related to the development of such systems, including potential technical difficulties and regulatory difficulties, including obtaining necessary permits.  There can be no assurance that we will be able to overcome these risks as we develop our PPA business.  Additionally, the failure of any counterparty to perform its obligations under a PPA may adversely affect our business, financial condition and results of operations.
The PPA industry in highly competitive and we may not be able to compete successfully or grow our business.  It involves competition in areas of pricing, grid access and markets, and our inability to compete successfully in this new line of business may adversely affect our business, financial condition and results of operation.  If we cannot enter into PPAs on terms favorable to us, or at all, it would negatively impact our revenue and our decisions regarding the development of our PPA business.
In light of the long-term nature of PPAs and the significant capital requirements associated with them, we plan to sell them to third parties rather than hold them for their full terms.  We recently completed our first sale of a tranche of PPA projects in the first quarter of fiscal 2017.  The sale of PPAs is a complex endeavor that is impacted by a variety of factors including interest rates, the availability of tax and other incentives, the perceived reliability and bankability of the system and other market forces beyond our control.  Even if we are able to sell our PPAs, we may not be able to do so at attractive process and we may retain significant exposure following the sale due to our keeping an ownership interest or because we warranty the related system or otherwise retain maintenance responsibility.  Our inability to sell our PPAs on acceptable terms, or at all, could have a material adverse effect on our financial condition and results of operations.  We have very limited experience in the PPA business (having sold our first tranche of PPA projects in the first quarter of fiscal 2017), and there can be no assurance that we will be able to successfully develop such business.
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
While we take steps to protect our proprietary rights to the extent possible, there can be no assurance that third parties will not know, discover or develop independently equivalent proprietary information or techniques, that they will not gain access to our trade secrets or disclose our trade secrets to the public.  Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets.  If we fail to protect our intellectual property, our planned business could be adversely affected.
Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary.  Unauthorized use of our proprietary technology could harm our business.  Litigation to protect our intellectual property and other rights related to our proprietary technology can be costly and time-consuming to prosecute, and there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action.

We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.
Our future operations may be subject to claims, and potential litigation, arising from our alleged infringement of patents, trade secrets or copyrights owned by other third parties.  We intend to fully comply with the law in avoiding such infringements.  However, we may become subject to claims of infringement, including such claims or litigation initiated by existing, better-funded competitors.  We could also become involved in disputes regarding the ownership of intellectual property rights that relate to our technologies.  These disputes could arise out of collaboration relationships, strategic partnerships or other relationships.  Any such litigation could be expensive, take significant time, and could divert management's attention from other business concerns.  Our failure to prevail in any such legal proceedings, or even the mere occurrence of such legal proceedings, could substantially affect our ability to meet our expenses and continue operations.
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
We have never declared or paid cash dividends on our common stock.  We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends.  Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.  Additionally, so long as any shares of our preferred stock are outstanding, we are prohibited from paying dividends on our common stock.
Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.
Item 2.  PROPERTIES
Location	Purpose	Occupancy Type
Menomonee Falls, Wisconsin	Corporate headquarters, research and development, manufacturing	Own approximately 72,000 square feet of space
Madison, Wisconsin	Offices	Leased through October 31, 2017
Petaluma, California	Offices	Leased through July 15, 2019
Shanghai, China	Offices	Leased through October 31, 2017
Honolulu, Hawaii	Offices	Leased through September 15, 2017
We believe that each of our facilities is adequate to support operations for its currently foreseeable level of operations.
Item 3. LEGAL PROCEEDINGS
We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business, financial condition or results of operations.  We may, however, be subject to various claims and legal actions arising from the ordinary course of business from time to time.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
	High ($)	Low ($)
2016
Fourth Quarter	0.45	0.13
Third Quarter	0.41	0.21
Second Quarter	0.59	0.35
First Quarter	0.92	0.44
2015
Fourth Quarter	1.25	0.56
Third Quarter	0.84	0.48
Second Quarter	0.93	0.41
First Quarter	1.85	0.54

As of September 8, 2016, the Company had 766 holders of record of common stock.  These shareholders of record do not include non-registered stockholders whose shares are held in "nominee" or "street name."
We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.
Item 6.  SELECTED FINANCIAL DATA
Not applicable.
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
EnSync, Inc. and its subsidiaries ("EnSync," "we," "us," "our," or the "Company") develop, license, and manufacture innovative energy management systems solutions serving the commercial and industrial ("C&I") and multi-tenant building, utility, and off-grid markets.  Incorporated in 1998, EnSync is headquartered in Menomonee Falls, Wisconsin, USA with offices in Madison, Wisconsin, Petaluma, California, Honolulu, Hawaii, and Shanghai, China.  We regularly use the name EnSync Energy Systems for marketing and branding purposes.
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
We recently began addressing our target markets through power purchase agreements ("PPAs") under which we agree to provide, and the customer agrees to purchase, electricity from us at a fixed rate for a 20-year period.  Under this structure we develop and supply a system that uses our and other companies' products and the customer receives the benefit of a low and fixed price for electricity without any upfront costs.  Because this business model requires significant capital outlays, we are developing a monetization strategy under which we either sell the PPA projects outright or enter into sale-leaseback transactions.
The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.), various PPA project subsidiaries, its eighty-five percent owned subsidiary Holu Energy LLC, and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong which was formed in connection with the Company's investment in a China joint venture.

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
The Company also entered into a supply agreement with SPI pursuant to which we agreed to sell and SPI agreed to purchase certain products and services offered by us from time to time, including certain energy management system solutions for solar projects (the "Supply Agreement").  The Supply Agreement contemplates the sale of at least (i) 5 megawatts of Products and Services within the first year, (ii) an additional 10 megawatts in the second year, (iii) an additional 10 megawatts in the third year, and (iv) an additional 15 megawatts in the fourth year.  To date, however, SPI has not made any such purchases under the Supply Agreement and there can be no assurance that SPI will fulfill its purchase obligations under the Supply Agreement.
The Purchased Preferred Shares were sold for $1,000 per share and are convertible at a conversion price of $0.6678 per share provided that (A) the first one-fourth (the "Series C-1 Preferred Stock") of the Purchased Preferred Shares only become convertible upon the completion of five megawatts worth of solar projects in accordance with the Supply Agreement (the "Projects"), (B) the second one-fourth (the "Series C-2 Preferred Stock") only become convertible upon the completion of 15 megawatts worth of Projects, (C) the third one-fourth (the "Series C-3 Preferred Stock") only become convertible upon the completion of 25 megawatts worth of Projects, and (D) the last one-fourth (the "Series C-4 Preferred Stock") only become convertible upon the completion of 40 megawatts worth of Projects.  The Warrant represents the right to acquire 50,000,000 shares of Common Stock at an exercise price equal to $0.7346.  The Warrant only becomes exercisable upon the completion of 40 megawatts worth of Projects.  As of June 30, 2016, no purchases had been made under the Supply Agreement, and therefore, the Purchase Preferred Shares were not convertible and the Warrant was not exercisable.
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
On August 30, 2016, SPI entered into a share purchase agreement (the "Share Purchase Agreement") with Melodious Investments Company Limited ("Melodious") pursuant to which it is contemplated that SPI will sell to Melodious all of the Purchased Common Shares, all 7,012 outstanding shares of Series C-1 Preferred Stock and 4,341 shares of Series C-2 Preferred Stock for a total purchase price of $17.0 million (which is equal to the price SPI paid for such securities).  The Share Purchase Agreement provides that one-half of the purchase price shall be paid at closing and the other one-half shall be paid no later than six months following the closing and further provides that if the purchased shares of Series C-1 Preferred Stock and Series C-2 Preferred Stock are not converted into shares of common stock within six months following the closing date, Melodious will have the right to require SPI to repurchase such shares for a price equal to approximately 102% of the price paid by Melodious for such shares (plus 10% interest accrued from the closing date).  To our knowledge the closing of the sale of securities contemplated by the Share Purchase Agreement has not yet occurred.  Following the sale of such securities SPI would continue to hold the Requisite Shares as a result of which the Governance Agreement will remain in effect.
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
Our investment in Meineng Energy was made through ZBB PowerSav Holdings Limited ("Holdco"), a limited liability Hong Kong holding company, formed with PowerSav New Energy Holdings Limited.  We own 60% of Holdco's equity interests.  We have the right to appoint a majority of the members of the Board of Directors of Holdco and Holdco has the right to appoint a majority of the members of the Board of Directors of Meineng Energy.  Our indirect interest in Meineng is approximately 30%.

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
NEW ACCOUNTING PRONOUNCEMENTS
In the third quarter of fiscal year 2016, the Company elected to early adopt ASU 2016-02 – Leases (Topic 842).  Application of ASU 2016-02 requires companies to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  The modified retrospective approach includes a number of optional practical expedients and use of hindsight, which the Company has elected to apply.  The practical expedients allow the Company to continue to account for leases that commence before the effective date in accordance with previous generally accepted accounting principles in the United States ("US GAAP"), except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments.  The Company has recognized a "Right of use asset-operating leases" in the amount of $27,264 and $85,656 and the related liability in "Accrued expenses" as of June 30, 2016 and June 30, 2015, respectively, in the consolidated balance sheets.  There was no impact on the Company's consolidated statements of operations, comprehensive income, equity, or cash flows.
Refer to Note 1 of the Notes to Consolidated Financial Statements for a discussion of other recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America ("US GAAP"), which requires management, in applying our accounting policies, to make estimates and assumptions that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements.  On an on-going basis, management evaluates its estimates including those related to revenue recognition, inventory valuations, warranty obligations, and income taxes.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from management's estimates.
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
Accrued Expenses
Accrued expenses consist of the Company's present obligations related to various expenses incurred during the period and includes a reserve for estimated contract losses, other accrued expenses, and warranty obligations.  Included in accrued expenses as of June 30, 2015 was a reserve of approximately $685,000 for a product upgrade initiative established in the fourth quarter of fiscal 2014.  The product upgrade initiative was completed during the year ended June 30, 2016 and the unused reserve of $186,000 was reversed during the year.
Subsequent to commercialization, installation and commissioning of units in the field, the Company garnered meaningful insights that resulted in system design modifications and other general upgrades, which improved the performance, efficiency, and reliability of its systems.  In the interest of enhancing customer satisfaction, the Company launched the product upgrade initiative to implement these improvements at certain locations of its installed base.
Warranty Provision
The Company's products are generally covered by a warranty for 12 or 18 months.  The Company accrues for warranty costs as part of costs of sales based on associated material costs, technical labor costs, and associated overheads at the time revenue is recognized.
If the Company experiences an increase in warranty claims compared with historical experience, or if the cost of servicing warranty claims is greater than expected, the Company's gross margin could be adversely affected.
Stock Based Compensation
The Company's Board of Directors approves grants of stock options to employees to purchase our common stock.  Stock compensation expense is recorded based upon the estimated fair value of the stock option at the date of grant.  The accounting estimate related to stock-based compensation is considered a critical accounting estimate because estimates are made in calculating compensation expense including stock price, expected option lives, forfeiture rates and expected volatility.  Expected option lives and forfeiture rates may be different from estimates and may result in potential future adjustments, which would impact the amount of stock-based compensation expense recorded in a particular period.

Accounting for the Securities Purchase Agreement and Supply Agreement with SPI
As discussed in Note 2 of the consolidated financial statements, the Company entered into several agreements with SPI on July 13, 2015, including the Securities Purchase Agreement and the Supply Agreement.  Determining the appropriate accounting for the arrangement required the Company to take into account the interrelated nature of the agreements and the terms of the securities issued.
As the Series C Preferred Stock issued to SPI becomes convertible and the Warrant issued to SPI becomes exercisable only if SPI makes certain purchases from the Company, the Company concluded that the guidance in FASB ASC Topic 605-50, "Revenue Recognition – Customer Payments and Incentives" requires that the fair value of the conversion option on the Series C Preferred Stock and the Warrant must be reflected as a sales incentive, and presented as a reduction of revenue and increase to additional paid in capital when that value is recognized in the  consolidated statement of operations.  The sales incentive will be recognized as SPI makes purchases that progress toward the vesting of each tranche of the conversion option of the Series C Preferred Stock and the Warrant, so long as the Company believes that it is probable SPI will make sufficient purchases to cause the applicable tranche of the Series C Preferred Stock to become convertible or the Warrant to vest.  As of June 30, 2016, no purchases under the Supply Agreement had occurred and therefore no sales incentive had been recognized.  Once such purchases occur, the Company will utilize all available information, including forecasts, in assessing whether each tranche of the Series C Preferred Stock is probable of becoming convertible and the Warrant is probable of vesting.
Any amount that is recognized as a sales incentive will be determined based upon the fair value of the convertibility provision on the applicable tranche of Series C Preferred Stock and/or the Warrant during the period in which sales to SPI occur.  Because SPI does not face a penalty for not making purchases under the Supply Agreement beyond the convertibility of the Series C Preferred Stock and the loss in value of the Warrant, the provisions of FASB ASC Topic 505-50, "Equity – Equity-Based Payments to Non-Employees" require that the sales incentive be measured based upon the fair value of the conversion provisions at the time they become exercisable and the Warrant at its vesting date and the value.  The Company will therefore be required to update its estimates of the fair value of these items each period until SPI has purchased 40 megawatts of Projects under the Supply Agreement, at which point all tranches of the Series C Preferred Stock will be convertible and the Warrant will vest.  As there are no observable prices for conversion provisions or the Warrant, the fair value estimates need to be determined using option pricing or other valuation techniques.  See Note 2 to the consolidated financial statements for further information about the measurement of fair value of these instruments as of June 30, 2016.
RESULTS OF OPERATIONS
Year ended June 30, 2016 compared with the year ended June 30, 2015
Revenue:
Our revenues for the years ended June 30, 2016 and June 30, 2015 were $2,100,023 and $1,763,510, respectively.  The increase of $336,513 in the year ended June 30, 2016 was the result of a $738,689 increase in product sales offset by a $402,176 decrease in engineering and development revenue as compared to the year ended June 30, 2015.  We expect our sales of PPAs to substantially increase revenues in fiscal 2017.
Costs and Expenses:
Total costs and expenses for the years ended June 30, 2016 and June 30, 2015 were $20,114,696 and $15,320,685, respectively.  This increase of $4,794,011 in the year ended June 30, 2016 was due to the following factors:
•	$2,644,614 increase in costs of product sales principally due to a $1.9 million charge for an impairment recognized on our PPA projects in process. The remaining increase in cost of product sales is a result of additional product sales compared to prior year;
•	On July 27, 2016, we sold PPA systems to AEP Onsite Site Partners for proceeds of $7,526,500, which resulted in the impairment charge of $1.9 million at June 30, 2016. During Q1 of fiscal 2017, the Company will recognize $7,103,862 of revenues from the sale of the PPA systems and $422,638 will be deferred and recognized over the warranty term. The impairment was a result of the initial costs incurred for creating and developing the Hawaii solar and storage PPA markets for commercial and industrial buildings. These costs included non-recurring expenditures for Engineering, Procurement, and Construction ("EPC") firm cost subsequently corrected by contracting via EnSync's request for proposal ("RFP") process, pre-volume production runs for equipment supplied by EnSync and its affiliates, system redesign and reconfiguration at University of the Nations associated with utility curtailment requirement specification changes, and other miscellaneous costs for UL approval, Hawaii inverter requirement compliance, product bankability reports, and production release of a software and control platform.
•	$316,010 increase in costs of engineering and development due to timing of costs incurred under the Lotte R&D Agreement for the year ended June 30, 2016 compared to the year ended June 30, 2015;
•	$186,108 decrease in advanced engineering and development expenses as a result of decreased expenditures for wages and benefits;
•	$1,891,953 increase in selling, general, and administrative expenses due to $1,300,000 of additional expenses related to wages and benefits resulting from increased headcount, $652,000 of expenses incurred by Holu Energy during the current period primarily for wages and benefits, and $125,000 of severance expense incurred in connection with the termination of employment with the former CEO, partially offset by the $186,000 reversal of the unused reserve for the system upgrade initiative and a $180,000 decrease in expenditures for consultants; and
•	$127,542 increase in depreciation and amortization expense as a result of additional depreciation expense recognized on new fixed assets capitalized during fiscal year 2016 as well as $93,029 of customer intangible asset amortization expense.

Other Income (Expense):
Total other income (expense) for the year ended June 30, 2016 decreased by $907,399 to a loss of $248,289 from income of $659,110 for the year ended June 30, 2015 primarily as a result of the $1,257,407 non-recurring gain on investment in investee company resulting from a third-party capital investment transaction with the investee company offset by the $495,119 equity in loss of investee company in prior year compared to the $242,902 equity in loss of investee company.
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
Income Taxes (Benefit):
The benefit for income taxes during the year ended June 30, 2016 decreased by $85,987 to $468 from $86,455 for the year ended June 30, 2015.  The current year benefit relates primarily to a refund received from the government of Australia related to a refundable tax credit for qualified research and development expenditures we incurred during the fiscal year ended June 30, 2014.
Net Loss:
Our net loss for the year ended June 30, 2016 increased by $4,990,250 to $17,876,058 from the $12,885,808 net loss for the year ended June 30, 2015.  This increase in loss was primarily from the $1.9 million impairment loss discussed above, increased costs and expenditures incurred during the year ended June 30, 2016 as well as the $1,257,407 gain on investment in investee company recognized during the year ended June 30, 2015.
Liquidity and Capital Resources
Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts.  Total capital stock and paid in capital as of June 30, 2016 was $138,771,379 compared with June 30, 2015 total capital stock and paid in capital of $118,204,570.  We had a cumulative deficit of $120,550,108 as of June 30, 2016 compared to a cumulative deficit of $102,674,049 as of June 30, 2015.  At June 30, 2016 we had net working capital of $25,519,210 compared to June 30, 2015 net working capital of $9,266,635.  Our shareholders' equity as of June 30, 2016 and June 30, 2015, exclusive of noncontrolling interests, was $16,635,688 and $13,941,035, respectively.
On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the "Preferred Stock").  Shares of Preferred Stock were sold for $1,000 per share (the "Stated Value") and accrue dividends on the Stated Value at an annual rate of 10%.  At June 30, 2016 the Preferred Stock was convertible into a total of 3,176,631 shares of common stock of the Company ("Common Stock") at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  The net proceeds to the Company, after deducting $96,967 of offering costs, were $2,909,873.  At June 30, 2016 the liquidation preference of the Preferred Stock was $5,317,800.

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
At June 30, 2016, our principal sources of liquidity were our cash and cash equivalents which totaled $17,189,089 and accounts receivable of $172,633.
We believe that cash and cash equivalents on hand and other potential sources of cash will be sufficient to fund our current operations through the first quarter of fiscal year 2018  However, unless we are able to increase our revenues and achieve profitability we will likely require additional investment capital thereafter to fund our operations.
If we are unable to obtain additional required funding, we may not be able to:
•	remain in operation;
•	execute our growth plan;
•	take advantage of future opportunities; or
•	respond to customers and competition.
Operating Activities
Our operating activities used net cash of $12,885,467 for the year ended June 30, 2016.  Cash used by operations resulted from a net loss of $18,262,494, which was decreased by $4,168,174 in non-cash adjustments and by $1,208,853 in net changes to working capital.  Non-cash adjustments included $679,303 of depreciation expense, $93,029 of amortization expense, $1,274,616 of stock compensation expense, $1,890,357 of an impairment of PPA project assets, $242,902 of equity in loss of investee company, partially offset by $12,033 of interest accreted on the note receivable.  Net increases in working capital were primarily from increases in accrued compensation and benefits of $21,736 and deferred revenue of $13,290,000, offset by increases in accounts receivable of $59,540, inventories of $671,825, prepaids and other current assets of $154,470, deferred PPA project costs of $7,580,402, deferred customer project costs of $419,765, project assets of $1,003,631, decreases in accounts payable of $487,518, accrued expenses of $749,667 and customer deposits of $975,803.
Investing Activities
Our investing activities used net cash of $572,553 for the year ended June 30, 2016, related primarily to the cash paid in the amount of $225,829 for the business combination of Tian Shan Renewable Energy and $406,917 of expenditures for property and equipment, partially offset by the release of restricted cash of $60,193.
Financing Activities
Our financing activities provided net cash of $19,890,331 for the year ended June 30, 2016.  Net cash provided by financing activities was comprised principally of $20,100,000 in proceeds from the issuance of common stock and preferred stock to SPI, less financing costs of $261,982.  $45,000 of cash was provided by the noncontrolling interest as a capital contribution to Holu.  $331,827 of cash was provided by a sale-leaseback transaction.  During the year ended June 30, 2016 we made repayments of $319,607 of principal on bank loans and notes payable and paid $13,521 on a finance lease obligation.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2016.
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS
ENSYNC, INC.

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM
To the Shareholders, Audit Committee and Board of Directors
EnSync, Inc.
Menomonee Falls, Wisconsin

We have audited the accompanying consolidated balance sheets of EnSync, Inc., (the Company) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EnSync, Inc., as of June 30, 2016 and 2015 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

  Milwaukee, Wisconsin
September 8, 2016

EnSync, Inc.
Consolidated Balance Sheets

	June 30, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$17,189,089	$10,757,461
Restricted cash on deposit	-	60,193
Accounts receivable, net	172,633	113,093
Inventories, net	1,869,942	1,198,117
Prepaid expenses and other current assets	600,591	441,537
Deferred financing costs	-	545,825
Customer intangible assets	76,293	-
Note receivable	171,140	159,107
Deferred PPA project costs	5,690,307	-
Deferred customer project costs	419,765	-
Project assets	1,190,853	-
Total current assets	27,380,613	13,275,333
Long-term assets:
Property, plant and equipment, net	3,889,106	4,164,912
Investment in investee company	2,165,626	2,408,528
Goodwill	809,363	803,079
Right of use assets-operating leases	27,264	85,656
Total assets	$34,271,972	$20,737,508

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$332,707	$324,626
Accounts payable	569,226	1,056,744
Accrued expenses	501,031	1,214,822
Customer deposits	201,352	1,177,155
Accrued compensation and benefits	257,087	235,351
Total current liabilities	1,861,403	4,008,698
Long-term liabilities:
Long-term debt, net of current maturities	1,057,720	1,053,581
Deferred revenue	13,290,000	-
Other long-term liabilities	25,789	-
Total liabilities	16,234,912	5,062,279

Commitments and contingencies (Note 15)

Equity
Series B redeemable convertible preferred stock ($0.01 par value,
$1,000 face value) 3,000 shares authorized and issued, 2,300 and 2,575 shares outstanding, preference in liquidation of $5,317,800 and $5,635,866 as of June 30, 2016 and June 30, 2015, respectively	23	26
Series C convertible preferred stock ($0.01 par value, $1,000 face value),
28,048 and 0 shares authorized, issued, and outstanding, preference in liquidation of $12,719,260 and $0 as of June 30, 2016 and June 30, 2015, respectively	280	-
Common stock ($0.01 par value); 300,000,000 and 150,000,000 authorized,
47,752,821 and 39,129,334 shares issued and outstanding as of June 30, 2016 and June 30, 2015, respectively	1,185,843	1,099,608
Additional paid-in capital	137,585,233	117,104,936
Accumulated deficit	(120,550,108)	(102,674,049)
Accumulated other comprehensive loss	(1,585,583)	(1,589,486)
Total EnSync, Inc. equity	16,635,688	13,941,035
Noncontrolling interest	1,401,372	1,734,194
Total equity	18,037,060	15,675,229
Total liabilities and equity	$34,271,972	$20,737,508

See accompanying notes to consolidated financial statements.

EnSync, Inc.
Consolidated Statements of Operations

	Year ended June 30,
	2016	2015
Revenues
Product sales	$1,730,851	$992,162
Engineering and development	369,172	771,348
Total revenues	2,100,023	1,763,510

Costs and expenses
Cost of product sales	3,486,542	841,928
Cost of engineering and development	583,137	267,127
Advanced engineering and development	6,234,083	6,420,191
Selling, general, and administrative	9,038,602	7,146,649
Depreciation and amortization	772,332	644,790
Total costs and expenses	20,114,696	15,320,685

Loss from operations	(18,014,673)	(13,557,175)

Other income (expense)
Equity in loss of investee company	(242,902)	(495,119)
Gain on investment in investee company	-	1,257,407
Interest income	46,438	25,108
Interest expense	(51,825)	(128,009)
Other income (expense)	-	(277)
Total other income (expense)	(248,289)	659,110

Loss before expense (benefit) for income taxes	(18,262,962)	(12,898,065)

Expense (benefit) for income taxes	(468)	(86,455)
Net loss	(18,262,494)	(12,811,610)
Net loss attributable to noncontrolling interest	386,436	407,672
Gain attributable to noncontrolling interest	-	(481,870)
Net loss attributable to EnSync, Inc.	(17,876,058)	(12,885,808)
Preferred stock dividend	(291,995)	(266,356)
Net loss attributable to common shareholders	$(18,168,053)	$(13,152,164)

Net loss per share
Basic and diluted	$(0.39)	$(0.36)

Weighted average shares - basic and diluted	47,156,928	36,944,116

See accompanying notes to consolidated financial statements.

EnSync, Inc.
Consolidated Statements of Comprehensive Loss

	Year ended June 30,
	2016	2015
Net loss	$(18,262,494)	$(12,811,610)
Foreign exchange translation adjustments	3,903	10,389
Comprehensive loss	(18,258,591)	(12,801,221)
Net (income) loss attributable to noncontrolling interest	386,436	(74,198)
Comprehensive loss attributable to EnSync, Inc.	$(17,872,155)	$(12,875,419)

See accompanying notes to consolidated financial statements.

EnSync, Inc.
Consolidated Statements of Changes in Equity
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest

	Shares	Amount	Shares	Amount	Shares	Amount

Balance: June 30, 2014	2,575	$26	-	$-	25,651,389	$964,828	$102,286,450	$(89,788,242)	$(1,599,875)	$1,646,240

Net (loss) income								(12,885,808)		74,198
Net currency translation adjustment									10,389
Issuance of common stock, net of costs and underwriting fees					13,248,000	132,480	13,557,257
Stock-based compensation					229,945	2,300	1,261,229
Contribution of capital from noncontrolling interest										13,756
Balance: June 30, 2015	2,575	26	-	-	39,129,334	1,099,608	117,104,936	(102,674,049)	(1,589,486)	1,734,194

Net loss								(17,876,058)		(386,436)
Net currency translation adjustment									3,903
Issuance of common and preferred stock, net of costs and other fees			28,048	280	8,000,000	80,000	19,211,913
Stock-based compensation					270,791	2,708	1,271,908
Contribution of capital from noncontrolling interest										53,614
Conversion of preferred stock	(275)	(3)			352,696	3,527	(3,524)
Balance: June 30, 2016	2,300	$23	28,048	$280	47,752,821	$1,185,843	$137,585,233	$(120,550,108)	$(1,585,583)	$1,401,372

See accompanying notes to consolidated financial statements.

EnSync, Inc.
Consolidated Statements of Cash Flows

	Year ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(18,262,494)	$(12,811,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	679,303	644,790
Amortization of customer intangible assets	93,029	-
Stock-based compensation, net	1,274,616	1,263,529
Impairment of PPA project costs	1,890,357	-
Equity in loss of investee company	242,902	495,119
Gain on investment in investee company	-	(1,257,407)
Interest accreted on note receivable	(12,033)	(9,107)
Changes in assets and liabilities
Accounts receivable	(59,540)	937,931
Inventories	(671,825)	154,853
Prepaids and other current assets	(154,470)	(145,723)
Refundable income taxes	-	91,191
Deferred PPA project costs	(7,580,664)	-
Deferred customer project costs	(419,765)	-
Project assets	(1,003,631)	-
Accounts payable	(487,518)	467,102
Accrued expenses	(749,667)	(1,473,945)
Customer deposits	(975,803)	436,010
Accrued compensation and benefits	21,736	40,170
Deferred revenue	13,290,000	-
Net cash used in operating activities	(12,885,467)	(11,167,097)
Cash flows from investing activities
Cash paid for business combination	(225,829)	-
Change in restricted cash	60,193	9,708
Expenditures for property and equipment	(406,917)	(427,499)
Issuance of note receivable	-	(150,000)
Net cash used in investing activities	(572,553)	(567,791)
Cash flows from financing activities
Payment of financing costs	(261,982)	(545,825)
Repayments of long term debt	(319,607)	(1,018,062)
Proceeds from equipment financing	331,827	-
Payments for finance leases	(13,521)	-
Proceeds from issuance of preferred stock	13,300,000	-
Proceeds from issuance of common stock	6,800,000	14,837,760
Common stock issuance costs	-	(1,148,023)
Contributions of capital from noncontrolling interest	53,614	13,756
Net cash provided by financing activities	19,890,331	12,139,606
Effect of exchange rate changes on cash and cash equivalents	(683)	(7,978)
Net increase in cash and cash equivalents	6,431,628	396,740
Cash and cash equivalents - beginning of year	10,757,461	10,360,721

Cash and cash equivalents - end of year	$17,189,089	$10,757,461

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,568	$114,236
Supplemental noncash information:
Right of use asset obtained in exchange for new operating lease	$41,048	$-
Asset retirement obligation	18,527	-

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
We recently began addressing our target markets through power purchase agreements ("PPAs") under which we agree to provide, and the customer agrees to purchase, electricity from us at a fixed rate for a 20-year period.  Under this structure we develop and supply a system that uses our and other companies' products and the customer receives the benefit of a low and fixed price for electricity without any upfront costs.  Because this business model requires significant capital outlays, our monetization strategy is we either sell the PPA projects outright or enter into sale-leaseback transactions.
The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.), various PPA project subsidiaries, its eighty-five percent owned subsidiary Holu Energy LLC, and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong, which was formed in connection with the Company's investment in a China joint venture.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries and have been prepared in accordance with US GAAP and are reported in US dollars.  For subsidiaries in which the Company's ownership interest is less than 100%, the noncontrolling interests are reported in stockholders' equity in the consolidated balance sheets.  The noncontrolling interests in net income (loss), net of tax, are classified separately in the consolidated statements of operations.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company's fiscal year end is June 30.
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
The Company accounts for the fair value of financial instruments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures."  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlate to the level or pricing observability.  FASB ASC Topic 820 describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:
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
Restricted Cash on Deposit
The Company had no restricted cash and $60,193 in restricted cash on deposit as of June 30, 2016 and June 30, 2015, respectively, as collateral for certain credit arrangements.
Accounts Receivable
Credit is extended based on an evaluation of a customer's financial condition.  Accounts receivable are stated at the amount the Company expects to collect from outstanding balances.  The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions.  The Company writes off accounts receivable against the allowance when they become uncollectible.  Accounts receivable are stated net of an allowance for doubtful accounts of $10,878 as of June 30, 2016 and $11,074 as of June 30, 2015.  The composition of accounts receivable by aging category is as follows as of:

	Year ended June 30,
	2016	2015
Current	$165,114	$4,291
30-60 days	2,219	-
60-90 days	-	3,555
Over 90 days	5,300	105,248
Total	$172,633	$113,093

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
Customer Intangible Asset
Customer intangible assets are reviewed quarterly for impairment due to the expected short-term nature of the asset.  The customer intangible asset is amortized as revenue from the acquired contracts is recognized in our consolidated statements of operations.  To date, there have been no write-offs recorded for impairments.
As of June 30, 2016, the gross carrying value of the customer intangible asset is $169,322 and the accumulated amortization is $93,029, resulting in a net customer intangible asset of $76,293  Amortization expense recognized during the year ended June 30, 2016 was $93,029.  There was no customer intangible asset as of June 30, 2015 and there was no amortization expense recognized during the year ended June 30, 2015.
Note Receivable
The Company has one note receivable from an unrelated party.  On June 20, 2016, the Company and the unrelated party amended the terms of the note receivable.  The note matures on the earlier of (a) the date on which the unrelated party has secured a total of $500,000 or more in additional financing from any source or (b) December 31, 2016 and is classified as "Note receivable" in the financial statements.  We regularly evaluate the financial condition of the borrower to determine if any reserve for an uncollectible amount should be established.  To date, no such reserve is required.
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
Once we enter into a definitive sales agreement, we reclassify project assets to deferred PPA project costs on our consolidated balance sheet until the sale is completed and we have met all of the criteria to recognize the sale as revenue, which is typically subject to real estate revenue recognition requirements.  We expense project assets to cost of sales after each respective project asset is sold to a customer and all revenue recognition criteria have been met (matching the expensing of costs to the underlying revenue recognition method).  We classify project assets as current as the time required to develop, construct, and sell the projects is expected within the next 12 months.
We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  We consider a project commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed.  We consider a partially developed or partially constructed project commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets.  We examine a number of factors to determine if the accumulated project costs will be recoverable, the most notable of which include whether there are any changes in environmental, ecological, permitting, market pricing, or regulatory conditions that impact the project.  Such changes could cause the costs of the project to increase or the selling price of the project to decrease.  If a project is not considered recoverable, we impair the respective project assets and adjust the carrying value to the estimated recoverable amount, with the resulting impairment recorded within operating expenses.  The Company recognized $1.9 million of impairment charges during the year ended June 30, 2016.

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

The Company completed a review of the estimated useful lives of specific assets for the year ended June 30, 2016 and determined that there were no changes in the estimated useful lives of assets.
Impairment of Long-Lived Assets
In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant, equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.
If such an indication exists, the recoverable amount of the asset is compared to the asset's carrying value.  Any excess of the asset's carrying value over its recoverable amount is expensed in the statement of operations.  In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.  Management has determined that there were no long-lived assets impaired as of June 30, 2016 and June 30, 2015.
Investment in Investee Company
Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting.  Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company's board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company.  Under the equity method of accounting, an investee company's accounts are not reported in the Company's consolidated balance sheets and statements of operations; however, the Company's share of the earnings or losses of the investee company is reflected in the caption ''Equity in loss of investee company" in the consolidated statements of operations.  The Company's carrying value in an equity method investee company is reported in the caption ''Investment in investee company'' in the Company's consolidated balance sheets.
When the Company's carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding.  When the investee company subsequently reports income, the Company will not record its share of such income until it equals or exceeds the amount of its share of losses not previously recognized.

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
The first step of the impairment test requires the comparing of a reporting unit's fair value to its carrying value.  If the carrying value is less than the fair value, no impairment exists and the second step is not performed.  If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment.  In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit's goodwill.  The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of June 30, 2016 and June 30, 2015.
Accrued Expenses
Accrued expenses consist of the Company's present obligations related to various expenses incurred during the period and includes a reserve for estimated contract losses, other accrued expenses, and warranty obligations.  Included in accrued expenses as of June 30, 2015 was a reserve of approximately $685,000, for a product upgrade initiative established in the fourth quarter of fiscal 2014.  The product upgrade initiative was completed during the year ended June 30, 2016 and the unused reserve of $186,000 was reversed during the year.
Subsequent to commercialization, installation and commissioning of units in the field, the Company garnered meaningful insights that resulted in system design modifications and other general upgrades, which improved the performance, efficiency, and reliability of its systems.  In the interest of enhancing customer satisfaction, the Company launched the product upgrade initiative to implement these improvements at certain locations of its installed base.
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

As of June 30, 2016 and June 30, 2015, included in the Company's accrued expenses were $27,207 and $176,967, respectively, related to warranty obligations.  The following is a summary of accrued warranty activity as of:
	Year ended June 30
	2016	2015
Beginning balance	$176,967	$731,910
Accruals for warranties during the period	44,645	167,901
Settlements during the period	(318,698)	(480,683)
Adjustments relating to preexisting warranties	124,293	(242,161)
Ending balance	$27,207	$176,967

Asset Retirement Obligations
The asset retirement obligation represents the estimated present value of amounts expected to be incurred to remove a solar power system, repair the property to which it is affixed, pack and ship the equipment offsite at the end of the lease term.  The asset retirement obligation is recognized in accordance with FASB ASC Topic 410, "Asset Retirement and Environmental Obligations."  FASB ASC Topic 410 requires that the fair value of an asset's retirement obligation be recorded as a liability in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset.  Periodic accretion of the discount of the estimated liability is treated as accretion expense and included in depreciation and amortization in the consolidated statement of operations.
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
The Company recognizes revenue for the sales of PPA projects following the guidance in FASB ASC Topic 360, "Accounting for Sales of Real Estate."  We record the sale as revenue after the initial and continuing investment requirements have been met and whether collectability from the buyer is reasonably assured.  We may align our revenue recognition and release our project assets or deferred PPA project costs to cost of sales with the receipt of payment from the buyer if the sale has been consummated and we have transferred the usual risks and rewards of ownership to the buyer.

The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in product revenues and shipping costs in cost of sales.  The Company reports its revenues net of estimated returns and allowances.
Total revenues of $2,100,023 and $1,763,510 were recognized for the years ended June 30, 2016 and June 30, 2015, respectively.  Revenues for the year ended June 30, 2016 were comprised of three significant customers (81% of revenues) and revenues for the year ended June 30, 2015 were comprised of two significant customers (81% of revenues).  The Company had one significant customer with an outstanding receivable balance of $157,200 (91% of accounts receivable, net) as of June 30, 2016.  The Company had two significant customers with outstanding receivable balances of $77,000 and $31,000 (68% and 28% of accounts receivable, net) as of June 30, 2015.
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
On December 16, 2013, the Company and Lotte entered into a Research and Development Agreement (the "R&D Agreement") pursuant to which the Company has agreed to develop and provide to Lotte a 500kWh zinc bromide flow battery system, including a zinc bromide chemical flow battery module and related software (the "Product"), on the terms and conditions set forth in the R&D Agreement (the "Lotte Project").  Subject to the satisfaction of certain specified milestones, Lotte is required to make payments to the Company under the R&D Agreement totaling $3,000,000 over the term of the Lotte Project.  We recognize revenue based upon a Performance Based Method pursuant to the model described in FASB ASC Subtopic 980-605-25, where revenue is recognized based on the lesser of the amount of nonrefundable cash received or the amounts due based on the proportional amount of the total effort expected to be expended on the contract that has been provided to date as there does not exist substantial doubt that the milestones will be achieved.  The Company recognized $369,172 and $755,000 of revenue under this agreement for the years ended June 30, 2016 and June 30, 2015, respectively.
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

Overall since December 16, 2013 through June 30, 2016 there were $5,250,000 of payments received and revenue recognized under the Lotte R&D and Amended License Agreements.
Engineering and development costs related to the Lotte Project totaled $576,178 and $267,127 for the years ended June 30, 2016 and June 30, 2015, respectively.
As of June 30, 2016 and June 30, 2015, the Company had no unbilled amounts from engineering and development contracts in process.  The Company had received $0 and $370,000, which is included in "Customer deposits" in the consolidated balance sheets, of customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work as of June 30, 2016 and June 30, 2015, respectively.
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
To the extent these costs are separately identifiable, incurred and funded by advanced engineering and development type agreements with outside parties, they are shown separately on the consolidated statements of operations as a "Cost of engineering and development."
Stock-Based Compensation
The Company measures all "Share-Based Payments," including grants of stock options, restricted shares and restricted stock units ("RSUs") in its  consolidated statement of operations based on their fair values on the grant date, which is consistent with FASB ASC Topic 718, "Stock Compensation," guidelines.
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
The Company compensates its outside directors with RSUs and cash.  The grant date fair value of the RSU awards is determined using the closing stock price of the Company's common stock on the day prior to the date of the grant, with the compensation expense amortized over the vesting period of RSU awards, net of estimated forfeitures.
The Company only recognizes expense for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards.  See further discussion of stock-based compensation in Note 11.
Advertising Expense
Advertising costs of $26,816 and $44,176 were incurred for the years ended June 30, 2016 and June 30, 2015, respectively.  These costs were charged to selling, general, and administrative expenses as incurred.
Income Taxes
The Company records deferred income taxes in accordance with FASB ASC Topic 740, "Accounting for Income Taxes."  FASB ASC Topic 740 requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized.  There were no net deferred income tax assets recorded as of June 30, 2016 and June 30, 2015.
The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.
The Company's U.S. Federal income tax returns for the years ended June 30, 2012 through June 30, 2015 and the Company's Wisconsin and Australian income tax returns for the years ended June 30, 2011 through June 30, 2015 are subject to examination by taxing authorities.  As of June 30, 2016, there were no examinations in progress.

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
Loss per Share
The Company follows the FASB ASC Topic 260, "Earnings per Share," provisions which require the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.  As of June 30, 2016 and June 30, 2015 there were 15,972,845 and 9,663,729 shares of common stock underlying convertible preferred stock, options, restricted stock units and warrants that are excluded, respectively.
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
In May 2016, the FASB issued Accounting Standards Update ("ASU") 2016-11 – Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update).  ASU 2016-11 rescinds the certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities – Oil and Gas, effective upon the adoption of Topic 606.  Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (a) Revenue and Expense Recognition for Freight Services in Process, (b) Accounting for Shipping and Handling Fees and Costs, (c) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor's Products), (d) Accounting for Gas-Balancing Arrangements (that is, use of the "entitlements method").  In addition, as a result of the amendments in Update 2014-16, the SEC staff is rescinding its SEC Staff Announcement, "Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815," effective concurrently with ASU 2014-16.  The Company is currently evaluating the effects of ASU 2016-11 on its financial statements.
In March 2016, the FASB issued ASU 2016-09 – Compensation – Stock Compensation (Topic 780): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 modifies US GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current US GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes.  ASU 2016-09 is effective for annual periods beginning after January 1, 2017, including interim periods.  Early adoption is permitted.  The Company is currently assessing the impact the adoption of ASU 2016-09 will have on its consolidated financial statements.

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
In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606).  The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when the entity satisfies a performance obligation.  ASU 2014-09 also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers.  See ASU 2015-14 above for applicable effective date of ASU 2014-09.  The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  In April 2016, the FASB issued ASU 2016-10 – Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing.  Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable.  The amendments also provide implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time).  In March 2016, the FASB also issued ASU 2016-08 – Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).  The amendments in ASU 2016-08 affect the guidance in ASU 2014-09.  ASU 2016-08 requires when a third party is involved in provided goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or services itself to the customer (that is, the entity is a principal) or to arrange for that good or service to be provided by the third party to the customer (that is, the entity is an agent).  If the entity is a principal, upon satisfying a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer.  If the entity is an agent, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the third party.  In May 2016, the FASB issued ASU 2016-12 – Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients, which contains certain clarifications and practical expedients in response to certain identified implementation issues.  The effective date and transition requirements for ASU 2016-10, 2016-08, and 2016-12 are the same as the effective date and transition requirements for ASU 2014-09.  The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.
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
The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678, and the aggregate purchase price for the Purchased Preferred Shares was determined based on a price of $0.6678 per common equivalent.  Pursuant to the Securities Purchase Agreement, the Company also issued to SPI a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the "Warrant"), at a per share exercise price of $0.7346.
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
Terms of the Purchased Preferred Shares
The Purchased Preferred Shares are perpetual, are not eligible for dividends, and are not redeemable.  Upon any liquidation, dissolution, or winding up of the Company (a "Liquidation") or a Fundamental Transaction (as defined in the Certificate of Designation for the Series C Preferred Stock), holders of the Purchased Preferred Shares are entitled to receive out of the assets of the Company an amount equal to the higher of (1) the Stated Value, which was $28,048,000 as of June 30, 2016 and (2) the amount payable to the holder if it had converted the shares into common stock immediately prior to the Liquidation or Fundamental Transaction, for each share of the Purchased Preferred Stock after any distribution or payment to the holders of the Series B Preferred Stock and before any distribution or payment shall be made to the holders of the Company's existing Common Stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed shall be ratably distributed in accordance with respective amount that would be payable on such shares if all amounts payable thereon were paid in full, which was $12,719,260 as of June 30, 2016.
Except as required by law or as set forth in the Certificate of Designation for the Series C Preferred Stock, the Purchased Preferred Shares do not have voting rights.  While the Series C Preferred Stock is outstanding, the Company may not pay dividends on its common stock and may not redeem more than $100,000 in common stock per year.
The Purchased Preferred Shares were sold for $1,000 per share and are contingently convertible into 42,000,600 shares calculated utilizing a conversion price of $0.6678, subject to adjustment for stock splits, stock dividends, and other designated capital events.  Convertibility of the Purchased Preferred Shares is dependent upon SPI making purchases of and payments for energy storage systems under the Supply Agreement as follows:
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
If SPI complies with the provisions of the Supply Agreement, as discussed below, it will make sufficient purchases for each tranche of the Purchased Preferred Shares to vest and become convertible over the next 3 years.  However, the shares will become convertible whenever final payment is received for the specified purchases, even if the payments are made later or earlier than the schedule laid out in the Supply Agreement.  As of June 30, 2016, no purchases had been made under the Supply Agreement and the Purchased Preferred Shares were therefore not convertible.
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
If SPI complies with the provisions of the Supply Agreement, as discussed below, it will make sufficient purchases for the Warrant to vest and become exercisable prior to its termination.  As of June 30, 2016, no purchases had been made under the Supply Agreement and the Warrant was therefore not vested or exercisable.  As the closing price of the Company's common stock at June 30, 2016 was below the exercise price of the Warrant, the Warrant was out-of-the-money at that date.
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
As of June 30, 2016, the value of the conversion option on the Series C Preferred Stock was estimated to be $6.10 million and the value of the Warrant was estimated to be $1.31 million, which was determined using the Option-Pricing Method ("OPM") as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a "with" and "without" methodology to bifurcate the Series C Preferred conversion feature.  The OPM model treats the various equity securities as call options on the total equity value contingent upon each security's strike price or participation rights.  At June 30, 2016, the Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value of $41.01 million, estimated based on the back-solve methodology to reconcile the closing common stock price ($0.37) as of the valuation date; (ii) a term of 3.0 years, in alignment with the terms of the Supply Agreement; (iii) a risk free rate of 0.71%, from the Federal Reserve Board's H.15 release as of the transaction date; (iv) a volatility of 111.9%, based on the volatility of the Company's publicly traded stock price; and (v) the performance vesting requirements of the equity instruments were expected to be met.
As no sales under the Supply Agreement occurred prior to June 30, 2016, no revenue has been recognized pursuant to the Supply Agreement, and no amounts related to the convertibility option on the Series C Preferred Stock or the Warrant have been reflected in the financial statements.
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
Additionally, the Governance Agreement provides a preemptive right to SPI in the case of issuances of equity securities.  As of June 30, 2016, SPI owned approximately 17% of the Company's outstanding common stock.
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
The Company's investment in Meineng Energy was made through Holdco.  Pursuant to the Holdco Agreement, the Company contributed technology to Holdco via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest.  PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest.  The initial capital contributions (consisting of the Company's technology contribution and one half of required cash contributions) were made in December 2011.  The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012.  For financial reporting purposes, Holdco's assets and liabilities are consolidated with those of the Company and PowerSav's 40% interest in Holdco is included in the Company's consolidated financial statements as a noncontrolling interest.  As of June 30, 2016, the Company's indirect investment in the China JV was $752,986.
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
Activity with Meineng Energy for the years ended and as of June 30, 2016 and June 30, 2015 is summarized as follows:
	Year ended June 30,
	2016	2015
Product sales to Meineng Energy	$114,729	$70,328
Cost of product sales to Meineng Energy	46,497	55,550
Product purchases from Meineng Energy	1,048,118	482,161

	As of June 30,
	2016	2015
Net amount due from (due to) Meineng Energy	$(85,011)	$(250,562)

The operating results for Meineng Energy for the years ended June 30, 2016 and June 30, 2015 are summarized as follows:
	Year ended June 30,
	2016	2015
Revenues	$978,595	$588,190
Gross Profit (loss)	(4,164)	(197,957)
Income (loss) from operations	(1,558,807)	(2,095,980)
Net Income (loss)	(1,509,762)	(2,046,548)
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
The aggregate purchase consideration has been allocated to the assets acquired, including customer intangible assets, based on their respective fair values.  Measurement period adjustments based on new information obtained after the acquisition date have been recorded as a change in goodwill (bargain purchase) as allowed under ASC 805-10, Business Combinations – Overall.  The fair values of the assets purchased approximate the unbilled portion of each contract per the original terms of the contracts.  The business acquisition resulted in the recognition of $6,283 of goodwill attributable to the anticipated profitability of Tian Shan Renewable Energy LLC.  Calculation of the goodwill was measured as follows:
Fair value of the consideration transferred	$327,126
Identifiable net assets acquired	320,843
Goodwill	$6,283
The fair value of total consideration paid includes (1) $225,829 of cash, and (2) $101,297 of contingent consideration.  The contingent consideration is comprised of 20% of the value of the unbilled portions of certain purchased assets.  Holu will pay immediately to the Seller any amount of the contingent consideration collected in full after the closing date.  Holu is not obligated to pay the Seller any amount not collected in full after six months after the date of a project's completion.  All acquired projects are expected to be completed and billed within the next 12 months.  As of June 30, 2016, none of the contingent liability has been settled and the Company expects to pay the entire contingent consideration.
The following table summarizes the fair value of the assets acquired as of the date of acquisition:
Project assets	$151,522
Customer intangible assets	169,321
Identifiable net assets	$320,843
In addition to the consideration paid for the assets identified above, the Company settled pre-existing transactions that were accounted for separately in the amount of $171,205.  These transactions related to development and consulting services provided to the Company by the Seller prior to the acquisition date.  $159,205 of the development fees were initially capitalized within the "Project assets" line of the Company's balance sheet and subsequently recognized within "Cost of product revenue" and $12,000 has been recognized in the "Selling, general, and administrative" expense line of the Company's  consolidated statements of operations.  The development and consulting services were settled with cash based on the original contract prices.
The amounts of revenue and net operating income (loss) of Holu included in the Company's consolidated statement of income from the date of acquisition of August 17, 2015 to the period ending June 30, 2016 are as follows:
Total product sales	$263,638
Net loss	$(641,452)

For financial reporting purposes, Holu's assets and liabilities are consolidated with those of the Company and the minority shareholder's 15% interest in Holu is included in the Company's consolidated financial statements as a noncontrolling interest.
Pro-forma results of operations have not been presented because the effects of the acquired operations were not material individually or in the aggregate.
Acquisition Related Expenses
Included in the consolidated statement of operations for the period from August 17, 2015 to June 30, 2016 were transaction expenses totaling approximately $33,700 for advisory and legal costs incurred in connection with the business acquisition.
NOTE 5 - MANAGEMENT'S PLANS AND FUTURE OPERATIONS
The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business.  Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets.  The Company incurred a net loss of $17,876,058 attributable to EnSync, Inc. for the year ended June 30, 2016, and as of June 30, 2016 had an accumulated deficit of $120,550,108 and total EnSync, Inc. equity of $16,635,688.  The ability of the Company to settle its total liabilities of $16,234,912 and to continue as a going concern is dependent upon increasing revenues and achieving profitability.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
We believe that cash and cash equivalents on hand at June 30, 2016 and other potential sources of cash, will be sufficient to fund our current operations through the first quarter of fiscal year 2018  However, there can be no assurances that unforeseen circumstances will not require the Company to raise additional investment capital to fund its operations.  If the Company is unable to obtain additional required funding, the Company's financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.
NOTE 6 - INVENTORIES
Net inventories are comprised of the following:
	As of June 30,
	2016	2015
Raw materials	$1,857,471	$1,125,251
Work in progress	12,471	72,866
Total	$1,869,942	$1,198,117
NOTE 7 – NOTE RECEIVABLE
On September 23, 2014, the Company was issued a $150,000 convertible promissory note from an unrelated party.  The note accrues interest at 8% per annum on the outstanding principal amount.  The note matures on the earlier of (a) the date on which the unrelated party has secured a total of $500,000 or more in additional financing from any source or (b) December 31, 2016, and is classified as "Note receivable" in the financial statements.  If at the maturity date the note and accrued interest has not been paid in full, the Company may convert the principal and interest outstanding into shares of the unrelated party's convertible preferred stock at the then-current valuation.

NOTE 8 - PROPERTY, PLANT & EQUIPMENT
Property, plant, and equipment are comprised of the following:
	As of June 30,
	2016	2015
Land	$217,000	$217,000
Building and improvements	3,931,129	3,532,375
Manufacturing equipment	3,953,788	3,965,750
Office equipment	424,359	407,191
Construction in process	-	35,700
Total, at cost	8,526,276	8,158,016
Less: accumulated depreciation	(4,637,170)	(3,993,104)
Property, plant and equipment, net	$3,889,106	$4,164,912
The Company recorded depreciation expense of $679,303 and $644,790 for the years ended June 30, 2016 and June 30, 2015, respectively.
NOTE 9 - GOODWILL
The Company acquired ZBB Technologies, Inc., a former wholly-owned subsidiary, through a series of transactions in March 1996.  ZBB Technologies Inc. was subsequently merged with and into EnSync, Inc. on January 1, 2012.  The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies, Inc. and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079.
During fiscal year 2016, the Company recorded goodwill totaling $6,284 in connection with the Tian Shan Renewable Energy LLC business acquisition.  See Note 4 for further information.
Information with respect to the carrying amount of goodwill is as follows:
Balance at June 30, 2015	$803,079
Goodwill acquired during the year	6,284
Balance at June 30, 2016	$809,363
NOTE 10 - DEBT
The Company's debt consisted of the following:
	As of June 30,
	2016	2015
Current maturities of long-term debt	$332,707	$324,626
Long-term debt	1,057,720	1,053,581
Total	$1,390,427	$1,378,207

Bank loans, notes payable, and other debt consisted of the following:
	As of June 30,
	2016	2015

Note payable to Wisconsin Econcomic Development Corporation payable in monthly installments of $23,685, including interest at 2%, with	$534,009	$804,550
the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase by a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement.

Bank loan payable in fixed monthly installments of $6,800 of principal and interest at a rate of 0.25% below prime, as defined, subject to a	524,592	573,657
floor of 5% with any remaining principal and interest due at maturity on June 1, 2018; collateralized by the building and land.
Equipment finance obligation, interest payable in quarterly installments ranging between $1,510 and $2,555 at an imputed interest rate of	331,826	-
approximately 2.44% over 20 years. See Note 15 for discussion of sale-leaseback transaction.
	$1,390,427	$1,378,207
Maximum aggregate annual principal payments for fiscal periods subsequent to June 30, 2016 are as follows:
2017	$332,707
2018	317,514
2019	408,380
2020	-
2021	-
2022 and thereafter	331,826
$1,390,427
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
At the annual meeting of shareholders held on November 17, 2015, the Company's shareholders approved an amendment of the Omnibus Plan which increased the number of shares of the Company's common stock available for issuance pursuant to awards under the Omnibus Plan by 5,000,000.  The shareholders also approved an amendment of the 2012 Director Equity Plan which increased the number of shares of the Company's common stock available for issuance pursuant to awards under the 2012 Director Equity Plan by 1,500,000.  As of June 30, 2016, there were a total of 676,350 shares available to be issued under the Omnibus Plan and 1,092,804 shares available to be issued under the 2012 Director Equity Plan.
In aggregate for all plans, at June 30, 2016, there were a total of 6,111,360 options and 4,029,244 RSUs outstanding.
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method.  The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate.  The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.  The following assumptions were used to estimate the fair value of options granted during the years ended June 30, 2016 and June 30, 2015 using the Black-Scholes option-pricing model:

	Year ended June 30,
	2016	2015
Expected life of option (years)	4	4
Risk-free interest rate	0.85 - 1.50%	1.07 - 1.42%
Assumed volatility	100.77 - 104.65%	99.43 - 103.90%
Expected dividend rate	0.00%	0.00%
Expected forfeiture rate	6.22 - 12.63%	5.00 - 6.32%
Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant.  Compensation expense is recognized over the requisite service and performance periods.
During the years ended June 30, 2016 and June 30, 2015, the Company's results of operations include compensation expense for stock options and RSUs granted under its various equity incentive plans.  The amount recognized in the consolidated financial statements related to stock-based compensation was $1,274,616 and $1,263,529, based on the amortized grant date fair value of options and RSUs during the years ended June 30, 2016, and June 30, 2015 respectively.

Information with respect to stock option activity is as follows:
	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at June 30, 2014	1,419,068	$3.23
Options granted	423,000	0.85
Options forfeited	(264,290)	3.22
Balance at June 30, 2015	1,577,778	2.60	5.74
Options granted	4,782,100	0.49
Options forfeited	(248,518)	4.16
Balance at June 30, 2016	6,111,360	$0.88	5.18
The following table summarizes information relating to the stock options outstanding as of June 30, 2016:
	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.28 to $1.00	5,076,150	7.42	$0.50	550,550	6.66	$0.58
$1.01 to $2.50	722,260	5.76	1.51	395,493	5.49	1.69
$2.51 to $5.00	98,400	2.99	3.95	98,400	2.99	3.95
$5.01 to $6.95	214,550	1.81	6.47	214,550	1.81	6.47
Balance at June 30, 2016	6,111,360	6.96	$0.88	1,258,993	5.18	$2.20
During the year ended June 30, 2016, options to purchase 4,782,100 shares were granted to employees exercisable at $0.28 to $0.85 per share based on various service-based and performance-based vesting terms from July 2015 through June 2019 and exercisable at various dates through June 2024.  During the years ended June 30, 2015, options to purchase 423,000 shares were granted to employees exercisable at $0.48 to $1.67 per share based on service based vesting terms from July 2014 through June 2018 and exercisable at various dates through June 2023.
The aggregate intrinsic value of outstanding options totaled $18,361 and was based on the Company's adjusted closing stock price of $0.37 as of June 30, 2016.
A summary of the status of unvested employee stock options as of June 30, 2016 and June 30, 2015 and changes during the years then ended is presented below:
	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at June 30, 2014	822,469	$1.63
Options granted	423,000	0.85
Options vested	(347,328)	1.42
Options forfeited	(121,616)	2.31
Balance at June 30, 2015	776,525	1.19
Options granted	4,782,100	0.49
Options vested	(596,993)	0.89
Options forfeited	(109,265)	0.88
Balance at June 30, 2016	4,852,367	$0.54	7.40
Total fair value of options granted for the years ended June 30, 2016 and June 30, 2015 was $1,638,832 and $250,771, respectively.  At June 30, 2016, there was $960,447 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.7 years.
The Company compensates its directors with RSUs and cash.  On November 17, 2015, 864,000 RSUs were granted to the Company's directors in partial payment of director's fees through November 2016 under the 2012 Director Equity Plan.  As of June 30, 2016, 648,000 of the RSUs from the November 17, 2015 grant had vested and there were $414,000 in director's fees expense settled with RSUs for the year ended June 30, 2016.

On November 17, 2015, the Company's CEO was awarded 1,500,000 RSUs.  750,000 of these RSUs vest over three years, beginning on November 17, 2016.  The remaining 750,000 of these RSUs vest upon the satisfaction of certain performance targets that must be met on or before June 30, 2019.
As of June 30, 2016, there were 1,716,000 of unvested RSUs and $739,302 in unrecognized compensation cost.  Generally, shares of common stock related to vested RSUs are to be issued six months after the holder's separation from service with the Company.
The table below summarizes the activity of the RSUs for the years ended June 30, 2016 and June 30, 2015:
	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at June 30, 2014	1,346,813	$1.87
RSUs granted	922,500	1.05
RSUs forfeited	(103,334)	1.69
Shares issued	(229,944)	0.80
Balance at June 30, 2015	1,936,035	1.53
RSUs granted	2,364,000	0.50
Shares issued	(270,791)	0.63
Balance at June 30, 2016	4,029,244	$1.03

NOTE 12 - WARRANTS
At June 30, 2016 and at June 30, 2015, the following warrants to purchase the Company's common stock were outstanding and exercisable:
•	81,579 warrants exercisable at $0.95 per share and which expire in September 2016 issued as placement agent's compensation in connection with the sale of $3.0 million of preferred stock on September 27, 2013 as described in Note 14.
•	1,710,525 warrants exercisable at $0.95 per share and which expire in September 2016 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $3.0 million of preferred stock on September 27, 2013 described in Note 14. In March 2014, 1,447,369 warrants were exercised via a cashless exercise resulting in the issuance of 850,169 shares of common stock of the Company.
•	15,000 warrants were exercisable at $2.10 per share and expired in July 2015 issued as partial payment for services.
•	45,000 warrants are exercisable at $0.37 per share and expire in February 2019 issued as partial payment for services.
•	306,902 warrants exercisable at $2.375 per share and which expire in June 2017 issued in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $12 million of common stock on June 19, 2012. In March 2014, 272,159 warrants were exercised via a cashless exercise resulting in the issuance of 53,048 shares of common stock of the Company.
•	511,604 warrants exercisable at $2.65 per share and which expire in May 2017 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes on May 1, 2012.
•	6,300 warrants were exercisable at $5.00 per share and expired in July 2015 issued as partial payment for services.
•	224,375 warrants were exercisable at $5.20 per share and expired in September 2015 issued to certain purchasers of Company shares in March 2010.
•	71,667 warrants were exercisable at $6.65 per share and expired in August 2015 issued to certain purchasers of Company shares in August 2009.

The table below summarizes warrant balances and activity for the years ended June 30, 2016 and June 30, 2015:
	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at June 30, 2014	2,933,752	$1.88
Warrants granted	-	-
Warrants expired	(5,800)	5.00
Warrants exercised	-	-
Balance at June 30, 2015	2,927,952	1.88
Warrants granted	45,000	0.37
Warrants expired	(317,342)	5.38
Warrants exercised	-	-
Balance at June 30, 2016	2,655,610	$1.43
NOTE 13 – BASIC AND DILUTED NET LOSS PER SHARE
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported.  Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported.  Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock.  In computing diluted net loss per share for the years ended June 30, 2016 and June 30, 2015, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.
Potential common shares not included in calculating diluted net loss per share are as follows:
	As of June 30,
	2016	2015
Stock options and restricted stock units	10,140,604	3,513,813
Stock warrants	2,655,610	2,927,952
Series B preferred shares	3,176,631	3,221,964
Total	15,972,845	9,663,729
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
Shares of Preferred Stock were sold for $1,000 per share (the "Stated Value") and accrue dividends on the Stated Value at an annual rate of 10%.  The net proceeds to the Company, after deducting $96,966 of offering costs, were $2,903,004.  During the year ended June 30, 2014, 425 shares of Preferred Stock were converted into 470,171 shares of common stock of the Company.  During the year ended June 30, 2016, 275 shares of Preferred Stock were converted into 352,696 shares of common stock of the Company.  At June 30, 2016, 2,300 shares of Preferred Stock were convertible into 3,176,631 shares of common stock of the Company ("Common Stock") at a conversion price equal to $0.95.  Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon.  At June 30, 2016 the liquidation preference of the Preferred Stock was $5,317,800.
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

NOTE 15 - COMMITMENTS
Asset Retirement Obligations
FASB ASC Topic 410, "Asset Retirement and Environmental Obligations," requires the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset.  The retirement obligation relates to estimated costs for the removal and shipment of a solar power system under an equipment lease.  Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease.  The Company had an asset retirement obligation of $18,759 as of June 30, 2016 and none as of June 30, 2015.  The asset retirement obligation is classified as "Other long-term liabilities" in the consolidated balance sheets.  The table below summarizes the asset retirement obligation balances and activity:
	As of June 30,
	2016	2015
Balance at beginning of period	$-	$-
Liabilities incurred	18,527	-
Accretion expense	232	-
Balance at end of period	$18,759	$-
Leasing Activities
Sale-leaseback Transactions
During the year ended June 30, 2016, the Company entered into a sale-leaseback transaction with a non-related party.  The Company evaluated the transaction under FASB ASC Subtopic 842-40, "Sale and Leaseback Transactions" and concluded that the transfer of the asset did not qualify as a sale and is accounted for in accordance with other Topics.  The liability is presented in the debt table in Note 10 as an equipment financing obligation.
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
Operating lease expense recognized during the years ended June 30, 2016 and June 30, 2015 was $100,715 and $87,568, respectively.  Operating lease expense is included in operating expenses in the consolidated statements of operations.  As of June 30, 2016 and June 30, 2015, the carrying value of the right of use asset was $27,264 and $85,656, respectively, and is separately stated on the consolidated balance sheets.  The related short-term and long-term liabilities as of June 30, 2016 were $20,234 and $7,030 and as of June 30, 2015 were $85,656 and $0, respectively.  The short-term and long-term liabilities are included in "Accrued expenses" and "Other long-term liabilities," respectively, in the consolidated balance sheets.
Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of June 30, 2016 and June 30, 2015 are summarized below:
	As of June 30,
	2016	2015
Weighted-average remaining lease term (in years)
Operating leases	1.33	0.50
Weighted-average discount rate
Operating leases	5.0%	5.0%

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the consolidated balance sheets as of June 30, 2016:
Operating Leases
2017	$21,440
2018	7,180
2019	-
2020	-
2021	-
Thereafter	-
Total undiscounted lease payments	28,620
Present value adjustment	(1,356)
Net operating lease liabilities	$27,264

Short-term Leases
The Company leases facilities in Honolulu, Hawaii, Milwaukee, Wisconsin, and Shanghai, China from non-related parties under lease terms that expire between September 15, 2016 and May 31, 2017.  Monthly rent for the twelve-month rental periods is between $400 and $4,250 per month.  Rent expense of $84,670 and $30,960 was recognized during the years ended June 30, 2016 and June 30, 2015.  Short-term rent expense is included in operating expenses in the consolidated statement of operations.
Employment Contracts
The Company has entered into employment contracts with executives and management personnel.  The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits.  The employment contracts generally have no set term and can be terminated by either party.  There is a provision for payments of up to six months of annual salary as severance if the Company terminates a contract without cause, along with the acceleration of certain unvested stock option grants.  During the year ended June 30, 2016, the Company recorded $125,000 of severance for the former CEO.
NOTE 16 - RETIREMENT PLANS
All Australian based employees are entitled to varying degrees of benefits on retirement, disability, or death.  The Company contributed to an accumulation fund on behalf of the employees under an award which is legally enforceable.
For U.S. employees, the Company has a 401(k) plan.  All active participants are 100% vested immediately.  Expenses under these plans were $126,125 and $108,044 for the years ended June 30, 2016 and June 30, 2015, respectively.
NOTE 17 - INCOME TAXES
The provision for income taxes consists of the following:
	Year ended June 30,
	2016	2015
Current	$(468)	$(86,455)
Deferred	-	-
Provision for income taxes	$(468)	$(86,455)

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company's financial statements or tax returns.  In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future.  Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income.  As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of June 30, 2016 and June 30, 2015.

The Company's combined effective income tax rate differed from the U.S. federal statutory income rate as follows:
	Year ended June 30,
	2016	2015
Income tax expense/(benefit) computed at the U.S. federal statutory rate	-34%	-34%
Settlement of uncertain tax positions	0%	-1%
Write-off of expired net operating loss carryforwards	0%	68%
Change in valuation allowance	34%	-34%
Total	0%	-1%

Significant components of the Company's net deferred income tax assets as of March 31, 2016 and June 30, 2015 were as follows:
	As of June 30,
	2016	2015
Federal net operating loss carryforwards	$18,018,631	$11,780,604
Federal - other	2,446,635	2,783,304
Wisconsin net operating loss carryforwards	2,929,157	1,748,976
Australia net operating loss carryforwards	1,290,134	1,497,779
Deferred income tax asset valuation allowance	(24,684,557)	(17,810,663)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $53.0 million as of June 30, 2016, that expire at various dates between June 30, 2017 and 2034.  The Company also has $7.2 million in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization.  The Company has U.S. federal research and development tax credit carryforwards of approximately $340,000 as of June 30, 2016 that expire at various dates through June 30, 2033.  As of June 30, 2016, the Company has approximately $54.3 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2015 and 2028.  As of June 30, 2016, the Company also has approximately $4.3 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.
A reconciliation of the beginning and ending balance of unrecognized income tax benefits is as follows:

	As of June 30,
	2016	2015
Beginning balance	$-	$196,583
Lapses of statutes of limitations	-	(161,344)
Effect of foreign currency translation	-	(35,239)
Ending balance	$-	$-

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
An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including the our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of June 30, 2016.  The Company's internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company to conform with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements of fraud.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate.
This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to SEC rules adopted in conformity with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  OTHER INFORMATION
Not applicable.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required under this item is set forth in the Company's Definitive Proxy Statement relating to the Company's 2016 annual meeting of shareholders to be held on November 14, 2016 and is incorporated herein by reference.
Item 11.  EXECUTIVE COMPENSATION
The information required under this item is set forth in the Company's Definitive Proxy Statement relating to the Company's 2016 annual meeting of shareholders to be held on November 14, 2016 and is incorporated herein by reference.
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required under this item is set forth in the Company's Definitive Proxy Statement relating to the Company's 2016 annual meeting of shareholders to be held on November 14, 2016 and is incorporated herein by reference.
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required under this item is set forth in the Company's Definitive Proxy Statement relating to the Company's 2016 annual meeting of shareholders to be held on November 14, 2016 and is incorporated herein by reference.
Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this item is set forth in the Company's Definitive Proxy Statement relating to the Company's 2016 annual meeting of shareholders to be held on November 14, 2016 and is incorporated herein by reference.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following financial statements are included in Item 8 of this Annual Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2016 and 2015
Consolidated Statements of Operations for the Years ended June 30, 2016 and 2015
Consolidated Statements of Comprehensive Loss for the Years ended June 30, 2016 and 2015
Consolidated Statements of Changes in Equity for the Years ended June 30, 2016 and 2015
Consolidated Statements of Cash Flows for the Years ended June 30, 2016 and 2015
Notes to the Consolidated Financial Statements
Financial Statement Schedules
Financial statement schedules have been omitted because they either are not applicable or the required information is included in the consolidated financial statements or notes thereto.
Exhibits6
The Exhibit Index immediately preceding the exhibits required to be filed with this report is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned on September 8, 2016 thereunto duly authorized.
ENSYNC, INC.
By: /s/ Bradley L. Hansen
Name: Bradley L. Hansen
Title: Chief Executive Officer
and President and Director
(Principal Executive Officer)

By: /s/ James F. Schott
Name: James F. Schott
Title: Chief Financial Officer
(Principal Financial Officer)

By: /s/ Dilek Wagner
Name: Dilek Wagner
Title: Vice President Finance
(Principal Accounting Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
	Position	Date

/s/ Bradley L. Hansen	Chief Executive Officer and President	September 8, 2016
Bradley L. Hansen	(Principal Executive Officer) and Director

/s/ James F. Schott	Chief Financial Officer	September 8, 2016
James F. Schott	(Principal Financial Officer)

/s/ Dilek Wagner	Vice President Finance	September 8, 2016
Dilek Wagner	(Principal Accounting Officer)

/s/ Paul F. Koeppe	Chairman and Director	September 8, 2016
Paul F. Koeppe

/s/ Eric C. Apfelbach	Vice Chairman and Director	September 8, 2016
Eric C. Apfelbach

/s/ Richard A. Abdoo	Director	September 8, 2016
Richard A. Abdoo

/s/ Manfred E. Birnbaum	Director	September 8, 2016
Manfred E. Birnbaum

/s/ Hoong Khoeng Cheong	Director	September 8, 2016
Hoong Khoeng Cheong

/s/ James H. Ozanne	Director	September 8, 2016
James H. Ozanne

/s/ Theodore Stern	Director	September 8, 2016
Theodore Stern

EXHIBIT INDEX
Exhibit No.	Description	Incorporated by Reference to
3.1	Articles of Incorporation of EnSync, Inc., as amended	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on September 28, 2015
3.2	Articles of Amendment to Articles of Incorporation of EnSync, Inc.	Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on February 16, 2016
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Stock	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 27, 2013
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 14, 2015
3.5	Amended and Restated By-laws of EnSync, Inc. (as of November 4, 2009)	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K filed on September 28, 2015
4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on September 28, 2015
4.2	Form of Underwriter Warrant	Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 10, 2012
4.2	Form of Warrant	Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on May 2, 2012
4.4	Form of Warrant	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 27, 2013
4.5	Form of Warrant issued to Solar Power, Inc.	Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 17, 2015
10.1*	2002 Stock Option Plan of ZBB Energy Corporation	Incorporated by reference to the Company's Registration Statement on Form S-8 filed on April 16, 2008
10.2*	2005 Employee Stock Option Scheme of ZBB Energy Corporation	Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on October 27, 2016
10.3*	2007 Equity Incentive Plan of ZBB Energy Corporation	Incorporated by reference to the Company's registration statement on Form S-8 filed on April 16, 2008
10.4*	Director Nonstatutory Stock Option Agreement by and between the Company and Paul F. Koeppe dated as of November 2, 2009	Incorporated by reference to the Company's Report of Form 8-K filed on November 4, 2009

10.5*	Nonstatutory Stock Option Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach (performance-based)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009
10.6*	Nonstatutory Stock Option Agreement dated January 7, 2010 by and between the Company and Eric C. Apfelbach (time-based)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2009
10.7*	2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to Appendix A attached to the Company's Definitive Proxy Statement filed on September 24, 2010
10.8*	Amendment No. 1 to 2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to the Appendix A attached to the Company's Definitive Proxy Statement filed on September 25, 2012
10.9*	2010 Omnibus Long-Term Incentive Plan Form Stock Option Award Agreement	Incorporated by reference to the Company's Registration Statement on Form S-8 filed January 31, 2010
10.10*	2010 Omnibus Long-Term Incentive Plan Form Restricted Stock Unit Award Agreement	Incorporated by reference to the Company's Registration Statement on Form S-8 filed on January 31, 2010
10.11	Collaboration Agreement between the Company and Honam Petrochemical Corporation dated April 8, 2011	Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended June 30, 2011
10.12	Joint Venture Agreement of Anhui Meineng Store Energy Co., Ltd. by and between ZBB PowerSav Holdings Limited and Anhui Xinrui Investment Co., Ltd., dated August 30, 2011	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.13	Limited Liability Company Agreement of ZBB PowerSav Holdings Limited by and between ZBB Cayman Corporation and PowerSav, Inc., dated August 30, 2011	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011
10.14
Anhui Meineng Store Energy Co., Ltd. Supplemental Agreement to the Joint Venture Agreement by and between ZBB PowerSav Holdings Limited and Anhui Xinlong Investment Management Co., Ltd., dated November 15, 2011
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011
10.15	License Agreement by and between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store energy Co., Ltd., dated November 11, 2011	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011
10.16	Management Services Agreement by and between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store Energy Co., Ltd., dated November 11, 2011	Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011
10.17	First Amendment to the License Agreement between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store Energy Co., Ltd., dated December 3, 2013	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014
10.18	Research and Development Agreement between the Company and Lotte Chemical Corporation, dated December 16, 2013	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013

10.19	Amended License Agreement between the Company and Lotte Chemical Corporation, dated December 16, 2013	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013
10.20	Amendment to the Collaboration Agreement between the Company and Lotte Chemical Corporation, dated December 16, 2013	Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2013
10.21*	Employment Agreement between the Company and Dilek Wagner, dated February 2, 2014	Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014
10.22*	Employment Agreement between the Company and Bradley Hansen, dated May 19, 2014	Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended June 30, 2014
10.23*	Form of Nonstatutory Option Agreement issued on May 19, 2014 to Bradley Hansen	Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended June 30, 2014
10.24*	Amended and Restated Employment Agreement between the Company and Eric Apfelbach, dated September 30, 2014	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 3, 2014
10.25*	Amended and Restated Employment Agreement between the Company and Kevin Dennis, dated September 30, 2014	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 3, 2014
10.26*	Restricted Stock Unit Award Agreement between the Company and Bradley Hansen, dated July 15, 2014	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014
10.27	Amended and Restated Management Services Agreement between Anhui Meineng Store Energy Co., Ltd. and ZBB PowerSav Holdings Limited, dated July 1, 2014	Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014
10.28*	Amended and Restated Employment Agreement between the Company and Daniel Nordloh, dated September 30, 2014	Incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014
10.29*	Amended and Restated Employment Agreement between the Company and Anthony Siebert, dated September 30, 2014	Incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2014
10.30*	Amendment No. 2 to the 2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to Appendix A attached to the Company's Definitive Proxy Statement filed on October 9, 2014
10.31*	Amendment No. 1 to the 2012 Non-Employee Director Equity Compensation Plan	Incorporated by reference to Appendix B attached to the Company's Definitive Proxy Statement filed on October 9, 2014
10.32	Securities Purchase Agreement between the Company and Solar Power, Inc. dated April 17, 2015	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 17, 2015
10.33	Form of Supply Agreement with Solar Power, Inc.	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 17, 2015

10.33	Form of Supply Agreement with Solar Power, Inc.	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 17, 2015
10.34	Governance Agreement between the Company and Solar Power, Inc., dated July 13, 2015	Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 17, 2015
10.35*	Amendment to Employment Agreement between the Company and Bradley Hansen, dated July 13, 2015	Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 14, 2015
10.36*	Amendment No. 3 of the EnSync, Inc. 2010 Omnibus Long-Term Incentive Plan (formerly the ZBB Energy Corporation 2010 Omnibus Long-Term Incentive Plan)	Incorporated by reference to Appendix B attached to the Company's Definitive Proxy Statement filed on October 7, 2015
10.37*	Amendment No. 2 of the EnSync, Inc. 2012 Non-Employee Director Equity Compensation Plan (formerly the ZBB Energy Corporation 2012 Non-Employee Director Equity Compensation Plan)	Incorporated by reference to Appendix C attached to the Company's Definitive Proxy Statement filed on October 7, 2015
10.38*	EnSync, Inc. Director Compensation Policy	Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015
10.39*	Employment Agreement by and between James F. Schott and the Company, dated October 20, 2015	Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2015
21	Subsidiaries of EnSync, Inc.
23	Consent of Baker Tilly Virchow Krause, LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files

* Indicates a management contract or any compensatory plan, contract or arrangement.