Form 10-Q
period 2016-09-30
EnSync, Inc.
filed 2016-11-10
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

Commission File Number: 001-33540

EnSync, Inc.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Class	Shares Outstanding as of November 10, 2016
Common Stock, $0.01 Par Value Per Share	47,853,983

ENSYNC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EnSync, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$19,923,178	$17,189,089
Accounts receivable, net	433,282	172,633
Inventories, net	1,797,287	1,869,942
Prepaid expenses and other current assets	541,599	600,591
Customer intangible assets	76,293	76,293
Note receivable	174,164	171,140
Deferred PPA project costs	516,017	5,690,307
Deferred customer project costs	115,536	419,765
Project assets	674,836	1,190,853
Total current assets	24,252,192	27,380,613
Long-term assets:
Property, plant and equipment, net	3,744,130	3,889,106
Investment in investee company	2,189,281	2,165,626
Goodwill	809,363	809,363
Right of use assets-operating leases	116,903	27,264
Total assets	$31,111,869	$34,271,972

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$334,762	$332,707
Accounts payable	449,684	569,226
Accrued expenses	1,106,679	501,031
Customer deposits	397,769	201,352
Accrued compensation and benefits	323,982	257,087
Total current liabilities	2,612,876	1,861,403
Long-term liabilities:
Long-term debt, net of current maturities	973,429	1,057,720
Deferred revenue	13,712,638	13,290,000
Other long-term liabilities	227,442	25,789
Total liabilities	17,526,385	16,234,912

Commitments and contingencies (Note 15)

Equity
Series B redeemable convertible preferred stock ($0.01 par value,
$1,000 face value) 3,000 shares authorized and issued, 2,300 shares outstanding, preference in liquidation of $5,393,243 and $5,317,800 as of September 30, 2016 and June 30, 2016, respectively	23	23
Series C convertible preferred stock ($0.01 par value, $1,000 face value),
28,048 shares authorized, issued, and outstanding, preference in liquidation of $8,192,241 and $12,719,260 as of September 30, 2016 and June 30, 2016, respectively	280	280
Common stock ($0.01 par value); 300,000,000 authorized,
47,824,821 and 47,752,821 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	1,186,563	1,185,843
Additional paid-in capital	137,857,166	137,585,233
Accumulated deficit	(125,192,830)	(120,550,108)
Accumulated other comprehensive loss	(1,584,817)	(1,585,583)
Total EnSync, Inc. equity	12,266,385	16,635,688
Noncontrolling interest	1,319,099	1,401,372
Total equity	13,585,484	18,037,060
Total liabilities and equity	$31,111,869	$34,271,972

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
	2016	2015
Revenues
Product sales	$7,656,561	$150,536
Engineering and development	-	122,440
Total revenues	7,656,561	272,976

Costs and expenses
Cost of product sales	7,766,143	(13,835)
Cost of engineering and development	937,725	54,147
Advanced engineering and development	1,001,328	1,671,442
Selling, general, and administrative	2,552,451	2,226,974
Depreciation and amortization	154,357	178,590
Total costs and expenses	12,412,004	4,117,318

Loss from operations	(4,755,443)	(3,844,342)

Other income (expense)
Equity in gain (loss) of investee company	23,655	(47,708)
Interest income	11,358	4,616
Interest expense	(12,997)	(15,130)
Other income	8,432	76,437
Total other income	30,448	18,215

Loss before expense (benefit) for income taxes	(4,724,995)	(3,826,127)

Expense (benefit) for income taxes	-	-
Net loss	(4,724,995)	(3,826,127)
Net loss attributable to noncontrolling interest	82,273	68,716
Net loss attributable to EnSync, Inc.	(4,642,722)	(3,757,411)
Preferred stock dividend	(75,445)	(76,521)
Net loss attributable to common shareholders	$(4,718,167)	$(3,833,932)

Net loss per share
Basic and diluted	$(0.10)	$(0.08)

Weighted average shares - basic and diluted	47,753,604	45,998,899

See accompanying notes to condensed consolidated financial statements.

4

EnSync, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,
	2016	2015
Net loss	$(4,724,995)	$(3,826,127)
Foreign exchange translation adjustments	766	(1,650)
Comprehensive loss	(4,724,229)	(3,827,777)
Net loss attributable to noncontrolling interest	82,273	68,716
Comprehensive loss attributable to EnSync, Inc.	$(4,641,956)	$(3,759,061)

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

									Accumulated
							Additional		Other
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest
Balance: June 30, 2015	2,575	$26	-	$-	39,129,334	$1,099,608	$117,104,936	$(102,674,049)	$(1,589,486)	$1,734,194

Net loss								(17,876,058)		(386,436)
Net currency translation adjustment									3,903
Issuance of common and preferred stock, net of costs and underwriting fees			28,048	280	8,000,000	80,000	19,211,913
Stock-based compensation					270,791	2,708	1,271,908
Contribution of capital from noncontrolling interest										53,614
Conversion of preferred stock	(275)	(3)			352,696	3,527	(3,524)
Balance: June 30, 2016	2,300	23	28,048	280	47,752,821	1,185,843	137,585,233	(120,550,108)	(1,585,583)	1,401,372

Net loss								(4,642,722)		(82,273)
Net currency translation adjustment									766
Stock-based compensation					72,000	720	271,933
Balance: September 30, 2016	2,300	$23	28,048	$280	47,824,821	$1,186,563	$137,857,166	$(125,192,830)	$(1,584,817)	$1,319,099

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(4,724,995)	$(3,826,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	156,464	208,290
Amortization of customer intangible assets	-	6,000
Stock-based compensation, net	272,653	156,792
Equity in (gain) loss of investee company	(23,655)	47,708
Provision for inventory reserve	140,690	-
Gain on sale of property and equipment	(8,432)	-
Interest accreted on note receivable	(3,024)	(3,025)
Gain on bargain purchase	-	(76,437)
Changes in assets and liabilities
Accounts receivable	(264,078)	(21,926)
Inventories	(68,035)	(1,085,700)
Prepaids and other current assets	60,441	(392,407)
Deferred PPA project costs	5,174,290	-
Deferred customer project costs	304,229	(137,124)
Project assets	516,017	(2,198,770)
Accounts payable	(119,542)	339,695
Accrued expenses	579,447	(416,930)
Customer deposits	196,417	35,964
Accrued compensation and benefits	66,895	70,004
Deferred revenue	422,638	13,290,000
Other long-term liabilities	137,983	-
Net cash provided by operating activities	2,816,403	5,996,007
Cash flows from investing activities
Cash paid for business combination	-	(225,829)
Change in restricted cash	-	(15)
Expenditures for property and equipment	(9,149)	-
Proceeds from sale of property and equipment	9,754	-
Net cash provided by (used in) investing activities	605	(225,844)
Cash flows from financing activities
Payment of financing costs	-	(261,982)
Repayments of long-term debt	(82,236)	(80,222)
Proceeds from issuance of preferred stock	-	13,300,000
Proceeds from issuance of common stock	-	6,800,000
Contributions of capital from noncontrolling interest	-	45,000
Net cash (used in) provided by financing activities	(82,236)	19,802,796
Effect of exchange rate changes on cash and cash equivalents	(683)	(2,062)
Net increase in cash and cash equivalents	2,734,089	25,570,897
Cash and cash equivalents - beginning of period	17,189,089	10,757,461

Cash and cash equivalents - end of period	$19,923,178	$36,328,358

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,520	$15,241
Supplemental noncash information:
Right of use asset obtained in exchange for new operating lease	$102,943	$-

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We recently began addressing our target markets through power purchase agreements (“PPAs”) under which we agree to provide, and the customer agrees to purchase, electricity from us at a fixed rate for a 20-year period. Under this structure we develop and supply a system that uses our and other companies’ products and the customer receives the benefit of a low and fixed price for electricity without any upfront costs. Because this business model requires significant capital outlays, our monetization strategy is we either sell the PPA projects outright or enter into sale-leaseback transactions.

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

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial data and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that might be expected for the year ending June 30, 2017.

The condensed consolidated balance sheet at June 30, 2016 has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by US GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s annual report filed on From 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission on September 8, 2016.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries and have been prepared in accordance with US GAAP and are reported in US dollars. For subsidiaries in which the Company’s ownership interest is less than 100%, the noncontrolling interests are reported in stockholders’ equity in the condensed consolidated balance sheets. The noncontrolling interests in net income (loss), net of tax, are classified separately in the condensed consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year end is June 30.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, a note receivable, accounts payable, bank loans, notes payable, equipment financing, lease obligations, asset retirement obligations, equity instruments, and warrants. The carrying amounts of the Company’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, except for the bank loans, notes payable, equipment financing, asset retirement obligations, equity instruments, and warrants. The carrying amounts of the bank loans and notes payable approximates fair value due to the interest rate and terms approximating those available to us for similar obligations. The interest rate on the equipment financing obligation was imputed based on the requirements described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842-40-30-6. The asset retirement obligation is calculated as the present value of the estimated fair value of the future obligation using the Company’s credit-adjusted risk-free rate. The fair value of the nonconvertible attribute and conversion option of the Series C Preferred Stock and related Warrant was determined using the Option-Pricing Method (“OPM”) as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a “with” and “without” methodology to bifurcate the Series C Preferred conversion feature. The OPM model treats the various equity securities as call options on the total equity value contingent upon each security’s strike price or participation rights. The Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value estimated based on the back-solve methodology to reconcile the closing common stock price as of the valuation date; (ii) a term in alignment with the terms of the Supply Agreement; (iii) a risk free rate from the Federal Reserve Board’s H.15 release as of the transaction date; (iv) the volatility of the Company’s publicly traded stock price; and (v) the performance vesting requirements of the equity instruments that were expected to be met.

The Company accounts for the fair value of financial instruments in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlate to the level or pricing observability. FASB ASC Topic 820 describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Accounts Receivable

Credit is extended based on an evaluation of a customer’s financial condition. Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. The Company writes off accounts receivable against the allowance when they become uncollectible. The Company had no allowance for doubtful accounts as of September 30, 2016. Accounts receivable are stated net of an allowance for doubtful accounts of $10,878 as of June 30, 2016. The composition of accounts receivable by aging category is as follows as of:

	September 30, 2016	June 30, 2016
Current	$271,935	$165,114
30-60 days	1,106	2,219
60-90 days	157,200	-
Over 90 days	3,041	5,300
Total	$433,282	$172,633

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

The customer intangible asset is comprised of the following as of:

	September 30, 2016	June 30, 2016
Gross carrying value	$169,322	$169,322
Accumulated amortization	(93,029)	(93,029)
Net carrying value	$76,293	$76,293

There was no amortization expense recognized during the three months ended September 30, 2016 and $6,000 of amortization expense was recognized during the three months ended September 30, 2015.

Note Receivable

The Company has one note receivable from an unrelated party. On June 20, 2016, the Company and the unrelated party amended the terms of the note receivable. The note matures on the earlier of (a) the date on which the unrelated party has secured a total of $500,000 or more in additional financing from any source or (b) December 31, 2016 and is classified as “Note receivable” in the financial statements. We regularly evaluate the financial condition of the borrower to determine if any reserve for an uncollectible amount should be established. To date, no such reserve is required.

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

The Company completed a review of the estimated useful lives of specific assets for the three months ended September 30, 2016 and determined that there were no changes in the estimated useful lives of assets.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, “Impairment or Disposal of Long-Lived Assets,” the Company assesses potential impairments to its long-lived assets including property, plant, equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate. Management has determined that there were no long-lived assets impaired as of September 30, 2016 and June 30, 2016.

Investment in Investee Company

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reported in the Company’s condensed consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption ’‘Equity in gain (loss) of investee company” in the condensed consolidated statements of operations. The Company’s carrying value in an equity method investee company is reported in the caption ’‘Investment in investee company’’ in the Company’s condensed consolidated balance sheets.

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

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of September 30, 2016 and June 30, 2016.

Accrued Expenses

Accrued expenses consist of the Company’s present obligations related to various expenses incurred during the period and includes a reserve for estimated contract losses, other accrued expenses, and warranty obligations. A product upgrade initiative was completed during the year ended June 30, 2016 and the unused reserve of $186,000 was reversed during fiscal 2016.

Subsequent to commercialization, installation and commissioning of units in the field, the Company garnered meaningful insights that resulted in system design modifications and other general upgrades, which improved the performance, efficiency, and reliability of its systems. In the interest of enhancing customer satisfaction, the Company launched a product upgrade initiative to implement these improvements at certain locations of its installed base.

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

As of September 30, 2016 and June 30, 2016, included in the Company’s accrued expenses were $24,273 and $27,207, respectively, related to warranty obligations. The following is a summary of accrued warranty activity as of:

	September 30, 2016	June 30, 2016
Beginning balance	$27,207	$176,967
Accruals for warranties during the period	5,915	44,645
Settlements during the period	(157,330)	(318,698)
Adjustments relating to preexisting warranties	148,481	124,293
Ending balance	$24,273	$27,207

The Company offers extended warranty contracts to its customers. These contracts typically cover a period up to twenty years and include advance payments that are recorded initially as long-term deferred revenue. Revenue is recognized in the same manner as the costs incurred to perform under the extended warranty contracts. Costs associated with these extended warranty contracts are expensed to cost of product sales as incurred. A summary of changes to long-term deferred revenue for extended warranty contracts is as follows:

	Three months ended September 30,
	2016	2015
Beginng balance	$-	$-
Deferred revenue for new extended warranty contracts	422,638	-
Deferred revenue recognized	-	-
Ending balance	422,638	-
Less: current portion of deferred revenue for extended warranty contracts	-	-
Long-term deferred revenue for extended warranty contracts	$422,638	$-

Asset Retirement Obligations

The asset retirement obligation represents the estimated present value of amounts expected to be incurred to remove a solar power system, repair the property to which it is affixed, pack and ship the equipment offsite at the end of the lease term. The asset retirement obligation is recognized in accordance with FASB ASC Topic 410, “Asset Retirement and Environmental Obligations.” FASB ASC Topic 410 requires that the fair value of an asset’s retirement obligation be recorded as a liability in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. Periodic accretion of the discount of the estimated liability is treated as accretion expense and included in depreciation and amortization in the condensed consolidated statement of operations.

Revenue Recognition

Revenues are recognized when persuasive evidence of a contractual arrangement exists, delivery has occurred or services have been rendered, the seller’s price to buyer is fixed and determinable, and collectability is reasonably assured. The portion of revenue related to installation and final acceptance, is deferred until such installation and final customer acceptance are completed.

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

Our collaboration agreements typically involve multiple elements or deliverables, including upfront fees, contract research and development, milestone payments, technology licenses or options to obtain technology licenses, and royalties. For these arrangements, revenues are recognized in accordance with FASB ASC Topic 605-25, “Revenue Recognition – Multiple Element Arrangements.” The Company’s revenues associated with multiple element contracts is based on the selling price hierarchy, which utilizes vendor-specific objective evidence (“VSOE”) when available, third-party evidence (“TPE”) if VSOE is not available, and if neither is available then the best estimate of the selling price is used. The Company utilizes best estimate for its multiple deliverable transactions as VSOE and TPE do not exist. To be considered a separate element, the product or service in question must represent a separate unit under SEC Staff Accounting Bulletin 104, and fulfill the following criteria: the delivered item(s) has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. For arrangements containing multiple elements, revenue from time and materials based service arrangements is recognized as the service is performed. Revenue relating to undelivered elements is deferred at the estimated fair value until delivery of the deferred elements. If the arrangement does not meet all criteria above, the entire amount of the transaction is deferred until all elements are delivered.

The portion of revenue related to engineering and development is recognized ratably upon delivery of the goods or services pertaining to the underlying contractual arrangement or revenue is recognized as certain activities are performed by the Company over the estimated performance period.

The Company recognizes revenue for the sales of PPA projects following the guidance in FASB ASC Topic 360, “Accounting for Sales of Real Estate.” We record the sale as revenue after the initial and continuing investment requirements have been met and whether collectability from the buyer is reasonably assured. We may align our revenue recognition and release our project assets or deferred PPA project costs to cost of sales with the receipt of payment from the buyer if the sale has been consummated and we have transferred the usual risks and rewards of ownership to the buyer.

The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in product revenues and shipping costs in cost of sales. The Company reports its revenues net of estimated returns and allowances.

Total revenues of $7,656,561 and $272,976 were recognized for the three months ended September 30, 2016 and September 30, 2015, respectively. Revenues for the three months ended September 30, 2016 were comprised of one significant customer (93% of revenues) and revenues for the three months ended September 30, 2015 were comprised of two significant customers (95% of revenues).

The Company had three significant customers with outstanding receivable balances of $174,410, $158,026, and $69,014 (92.7% of accounts receivable, net) as of September 30, 2016. The Company had three significant customers with outstanding receivable balances of $77,000 and $31,000, and $14,000 (60%, 24% and 11% of accounts receivable, net) as of September 30, 2015.

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

On December 16, 2013, the Company and Lotte entered into a Research and Development Agreement (the “R&D Agreement”) pursuant to which the Company has agreed to develop and provide to Lotte a 500kWh zinc bromide flow battery system, including a zinc bromide chemical flow battery module and related software (the “Product”), on the terms and conditions set forth in the R&D Agreement (the “Lotte Project”). Subject to the satisfaction of certain specified milestones, Lotte is required to make payments to the Company under the R&D Agreement totaling $3,000,000 over the term of the Lotte Project. We recognize revenue based upon a Performance Based Method pursuant to the model described in FASB ASC Subtopic 980-605-25, where revenue is recognized based on the lesser of the amount of nonrefundable cash received or the amounts due based on the proportional amount of the total effort expected to be expended on the contract that has been provided to date as there does not exist substantial doubt that the milestones will be achieved. The Company recognized $0 and $122,440 of revenue under this agreement for the three months ended September 30, 2016 and September 30, 2015, respectively.

Additionally, on December 16, 2013, we entered into an Amended License Agreement with Lotte (the “Amended License Agreement”). Pursuant to the Amended License Agreement, we granted to Lotte, (1) an exclusive and royalty-free limited license in South Korea to use the Company’s zinc bromide flow battery module, zinc bromide flow battery stack and the technical information and know how related to the intellectual property arising from the Lotte Project (collectively, the “Technology”) to manufacture or sell a zinc bromide flow battery (the “Lotte Product”) in South Korea and (2) a non-exclusive (a) royalty-free limited license for Lotte and its affiliates to use the Technology internally in all locations other than China and South Korea to manufacture the Lotte Product and (b) royalty-bearing limited license to sell the Lotte Product in all locations other than China, the United States and South Korea. Lotte is required to pay us a total license fee of $3,000,000 under the Amended License Agreement plus up to an additional $1,000,000 if certain specific milestones are successfully achieved. In addition, Lotte is required to make ongoing royalty payments to the Company equal to a single digit percentage of Lotte’s net sales of the Lotte Product outside of South Korea until December 31, 2019. The original license fees were subject to a 16.5% non-refundable Korea withholding tax.

Overall since December 16, 2013 through September 30, 2016 there were $5,425,000  of payments received and $5,250,000  of revenue recognized under the Lotte R&D and Amended License Agreements. The Company does not expect to receive any additional cash payments under these agreements.

Engineering and development costs related to the Lotte Project totaled $937,725 and $54,147 for the three months ended September 30, 2016 and September 30, 2015, respectively.

As of September 30, 2016 and June 30, 2016, the Company had no unbilled amounts from engineering and development contracts in process. The Company had received $175,000 and $370,000, which is included in “Customer deposits” in the consolidated balance sheets, of customer payments for engineering and development contracts, representing deposits in advance of performance of the contracted work as of September 30, 2016 and June 30, 2016, respectively.

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

Stock-Based Compensation

The Company measures all “Share-Based Payments,” including grants of stock options, restricted shares and restricted stock units (“RSUs”) in its condensed consolidated statement of operations based on their fair values on the grant date, which is consistent with FASB ASC Topic 718, “Stock Compensation,” guidelines.

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

The Company compensates its outside directors with RSUs and cash. The grant date fair value of the RSU awards is determined using the closing stock price of the Company’s common stock on the day prior to the date of the grant, with the compensation expense amortized over the vesting period of RSU awards, net of estimated forfeitures.

The Company only recognizes expense for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards. See further discussion of stock-based compensation in Note 11.

Advertising Expense

Advertising costs of $18,107 and $6,656 were incurred for the three months ended September 30, 2016 and September 30, 2015, respectively. These costs were charged to selling, general, and administrative expenses as incurred.

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” FASB ASC Topic 740 requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized. There were no net deferred income tax assets recorded as of September 30, 2016 and June 30, 2016.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s U.S. Federal income tax returns for the years ended June 30, 2013 through June 30, 2016 and the Company’s Wisconsin and Australian income tax returns for the years ended June 30, 2012 through June 30, 2016 are subject to examination by taxing authorities. As of September 30, 2016, there were no examinations in progress.

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

Loss per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded. As of September 30, 2016 and September 30, 2015 there were 14,208,306 and 10,259,093 shares of common stock underlying convertible preferred stock, options, restricted stock units and warrants that are excluded, respectively.

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

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15 – Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in ASU 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.

In May 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-11 – Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update). ASU 2016-11 rescinds the certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities – Oil and Gas, effective upon the adoption of Topic 606. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (a) Revenue and Expense Recognition for Freight Services in Process, (b) Accounting for Shipping and Handling Fees and Costs, (c) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), (d) Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”). In addition, as a result of the amendments in Update 2014-16, the SEC staff is rescinding its SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” effective concurrently with ASU 2014-16. The Company is currently evaluating the effects of ASU 2016-11 on its financial statements.

In March 2016, the FASB issued ASU 2016-09 – Compensation – Stock Compensation (Topic 780): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 modifies US GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current US GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 is effective for annual periods beginning after January 1, 2017, including interim periods. Early adoption is permitted. The Company is currently assessing the impact the adoption of ASU 2016-09 will have on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07 – Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting, which simplifies the accounting for equity method investments by removing the requirements that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and must apply a prospective adoption approach. Early adoption is permitted. The Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-06 – Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force), which requires that embedded derivatives be separate from the host contract and accounted for separately as derivatives if certain criteria are met, including the “clearly and closely related” criterion. The amendments in this update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under the amendments is required to assess the embedded call (put) options solely in accordance with the four-step decision sequence. The amendments apply to all entities that are issuers or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options. ASU 2016-06 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and must apply a modified retrospective transition approach. Early adoption is permitted. The Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05 – Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force), which provides guidance clarifying that the novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require dedesignation of that hedge accounting relationship. This ASU amends ASC 815 to clarify that such a change does not, in and of itself, represent a termination or the original derivative instrument or a change in the critical terms of the hedge relationship. ASU 2016-05 allows the hedging relationship to continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterpart to the derivative contract is considered. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. Entities may adopt the guidance prospectively or use a modified retrospective approach. The Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01 – Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance makes specific improvements to existing US GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; requiring entities to use the exit price notion when measuring fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset and requiring entities to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk (also referred to as “own credit”) when the organization has elected to measure the liability at fair value in accordance with the fair value option. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017. Early adoption of the own credit provision is permitted. The Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16 – Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update eliminate the requirement for entities to retrospectively account for adjustments made to provisional amounts recognized in a business combination. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim reporting periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company was required to adopt this standard beginning July 1, 2016. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11 – Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendment was issued to modify the process in which entities measure inventory. The amendment does not apply to inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. This amendment requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments are effective for fiscal years beginning after December 31, 2016, including interim periods within those fiscal years on a prospective basis with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 – Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment is intended to improve certain areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendment simplifies reporting requirements by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for public companies in several industries that typically make use of limited partnerships or VIEs. The amendment is effective for fiscal years beginning after December 31, 2015. The Company was required to adopt this standard beginning July 1, 2016. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The amendment was issued to reduce complexity in the accounting standards by eliminating the concept of extraordinary items from US GAAP. The amendment is effective for annual periods ending after December 15, 2015. The change may be applied prospectively or retrospectively to all prior periods presented in the financial statements. The Company was required to adopt this standard beginning July 1, 2016. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12 - Compensation – Stock Compensation (Topic 718). The amendment requires that entities treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation expense should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company was required to adopt this standard beginning July 1, 2016. The adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606). The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when the entity satisfies a performance obligation. ASU 2014-09 also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. See ASU 2015-14 above for applicable effective date of ASU 2014-09. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In April 2016, the FASB issued ASU 2016-10 – Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In March 2016, the FASB also issued ASU 2016-08 – Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in ASU 2016-08 affect the guidance in ASU 2014-09. ASU 2016-08 requires when a third party is involved in provided goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or services itself to the customer (that is, the entity is a principal) or to arrange for that good or service to be provided by the third party to the customer (that is, the entity is an agent). If the entity is a principal, upon satisfying a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. If the entity is an agent, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the third party. In May 2016, the FASB issued ASU 2016-12 – Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients, which contains certain clarifications and practical expedients in response to certain identified implementation issues. The effective date and transition requirements for ASU 2016-10, 2016-08, and 2016-12 are the same as the effective date and transition requirements for ASU 2014-09. The Company is currently evaluating the effect that implementation of this update will have on its condensed consolidated financial position and results of operations upon adoption.

NOTE 2 – GLOBAL STRATEGIC PARTNERSHIP WITH SPI ENERGY CO., LTD.

On July 13, 2015, the Company entered into a global strategic partnership with SPI Energy Co., Ltd. (“SPI”), (formerly known as Solar Power, Inc.), which includes a Securities Purchase Agreement, a Supply Agreement, and a Governance Agreement.

Pursuant to the Securities Purchase Agreement, SPI purchased, for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of common stock (the “Purchased Common Shares”) and (ii) 28,048 shares of Series C Convertible Preferred Stock (the “Purchased Preferred Shares”) which are convertible, subject to the completion of projects under our Supply Agreement with SPI (as described below), into a total of up to 42,000,600 shares of Common Stock.

The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678, and the aggregate purchase price for the Purchased Preferred Shares was determined based on a price of $0.6678 per common equivalent.  Pursuant to the Securities Purchase Agreement, the Company also issued to SPI a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the “Warrant”), at a per share exercise price of $0.7346.

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

The Company also entered into a governance agreement with SPI (the “Governance Agreement”) that provides SPI certain rights regarding the Company’s Board of Directors and other select governance rights.

Terms of the Purchased Preferred Shares

The Purchased Preferred Shares are perpetual, are not eligible for dividends, and are not redeemable. Upon any liquidation, dissolution, or winding up of the Company (a “Liquidation”) or a Fundamental Transaction (as defined in the Certificate of Designation for the Series C Preferred Stock), holders of the Purchased Preferred Shares are entitled to receive out of the assets of the Company an amount equal to the higher of (1) the Stated Value, which was $28,048,000 as of September 30, 2016 and (2) the amount payable to the holder if it had converted the shares into common stock immediately prior to the Liquidation or Fundamental Transaction, for each share of the Purchased Preferred Stock after any distribution or payment to the holders of the Series B Preferred Stock and before any distribution or payment shall be made to the holders of the Company’s existing Common Stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed shall be ratably distributed in accordance with respective amount that would be payable on such shares if all amounts payable thereon were paid in full, which was $8,192,241 as of September 30, 2016.

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

The Purchased Preferred Shares were sold for $1,000 per share and are contingently convertible into 42,000,600 shares calculated utilizing a conversion price of $0.6678, subject to adjustment for stock splits, stock dividends, and other designated capital events. Convertibility of the Purchased Preferred Shares is dependent upon SPI making purchases of and payments for energy storage systems under the Supply Agreement as follows:

•	The first one-fourth (the “Series C-1 Preferred Stock”) of the Purchased Preferred Shares only become convertible upon the receipt of final payment for five megawatts worth of solar projects that are purchased by SPI in accordance with the Supply Agreement (the “Projects”);

•	The second one-fourth (the “Series C-2 Preferred Stock”) only become convertible upon the receipt of final payment for an aggregate of 15 megawatts worth of Projects;

•	The third one-fourth (the “Series C-3 Preferred Stock”) only become convertible upon the receipt of final payment for an aggregate of 25 megawatts worth of Projects; and

•	The last one fourth (the “Series C-4 Preferred Stock”) only become convertible upon the receipt of final payment for an aggregate of 40 megawatts worth of Projects.

The Series C Preferred Stock will not become convertible unless final payment for the Projects is received.

If SPI complies with the provisions of the Supply Agreement, as discussed below, it will make sufficient purchases for each tranche of the Purchased Preferred Shares to vest and become convertible over the next 3 years. However, the shares will become convertible whenever final payment is received for the specified purchases, even if the payments are made later or earlier than the schedule laid out in the Supply Agreement. As of September 30, 2016, no purchases had been made under the Supply Agreement and the Purchased Preferred Shares were therefore not convertible. Additionally, if SPI fails to cure the breach of its terms of the Supply Agreement by November 23, 2016 (as described below), EnSync intends to terminate the Supply Agreement and following such termination, it will no longer be possible for SPI to satisfy the conditions that would have enabled it to convert any shares of the Series C Preferred Stock it then holds into shares of EnSync common stock.

Terms of the Warrant

The Warrant entitles SPI to purchase 50,000,000 shares of the Company’s common stock for an aggregate exercise price of $36,729,000, or $0.7346 per share, subject to adjustment for stock splits, stock dividends, and other designated capital transactions. The Warrant may not be partially exercised.

The Warrant vests and becomes exercisable once SPI purchases and pays for 40 megawatts of Projects, and will not vest or become exercisable if those purchases and payments do not occur before the termination of the Warrant, which will occur, whether the Warrant has vested or not, on July 13, 2019. Prior to exercise, the Warrant provides SPI with no voting rights.

If SPI complies with the provisions of the Supply Agreement, as discussed below, it will make sufficient purchases for the Warrant to vest and become exercisable prior to its termination. As of September 30, 2016, no purchases had been made under the Supply Agreement and the Warrant was therefore not vested or exercisable. Additionally, if SPI fails to cure the breach of its terms of the Supply Agreement by November 23, 2016, EnSync intends to terminate the Supply Agreement and following such termination, it will no longer be possible for the Warrant to become exercisable. The closing price of the Company’s common stock at September 30, 2016 was $0.99, which was above the exercise price of the Warrant, as such, the Warrant was in-the-money at that date.

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

The Supply Agreement contains customary representations, warranties and covenants by the Company and SPI and prohibits the Company from selling lower quantities of its Products and Services (each as defined in the Supply Agreement) to other buyers at prices below those provided to SPI.  However, the Supply Agreement does not otherwise set the prices at which any Products or Services will be sold. In addition to customary termination rights (including for an uncured material breach), either party may terminate the Supply Agreement upon one years’ prior written notice to the other party; however, neither party may so terminate the Supply Agreement until all of the Purchased Preferred Shares have become convertible.

Delivery by EnSync of Notice of Default under Supply Agreement

On October 24, 2016, EnSync delivered a formal Notice of Default under the Supply Agreement due to SPI’s failure to meet its purchase obligations under the Supply Agreement. In the Notice of Default, EnSync informed SPI that, to cure its breach of the terms of the Supply Agreement by November 23, 2016, SPI must (i) purchase and pay for Products (and related Services) (each defined in the Supply Agreement) from EnSync with a minimum total aggregated 5 megawatts of rated power, with discharge time of two or more hours and (ii) order additional Products (and related Services) from EnSync with an additional minimum total aggregated 10 megawatts of rated power, with discharge time of two or more hours, including paying a 50% deposit for such Products (and related Services). If SPI fails to meet these requirements, EnSync intends to terminate the Supply Agreement and following such termination, it will no longer be possible for SPI to satisfy the conditions that would have enabled it to convert any shares of Series C Preferred Stock it then holds into shares of EnSync common stock. Similarly, it will no longer be possible for the Warrant to become exercisable.

Accounting for the Securities Purchase Agreement and the Supply Agreement

At closing on July 13, 2015, the Company recognized the fair value of the Purchased Common Shares ($6.8 million, determined by reference to the closing price of the Company’s common stock on the NYSE MKT) as an increase to equity. The Company also recognized as equity the fair value of the Series C Preferred Stock ignoring the contingent convertibility on the closing date. The closing date fair value of the Series C Preferred Stock ignoring the contingent convertibility of those shares was estimated at $13.3 million. This price was determined using the Option-Pricing Method (“OPM”) as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a “with” and “without” methodology to bifurcate the Series C Preferred conversion feature. The OPM model treats the various equity securities as call options on the total equity value contingent upon each securities strike price or participation rights. At closing of the transaction, the Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value of $122.8 million, estimated based on the back-solve methodology to reconcile the closing common stock price ($0.85) as of the valuation date; (ii) a term of four years, in alignment with the terms of the Supply Agreement; (iii) a risk free rate of 1.4%, from the Federal Reserve Board’s H.15 release as of the transaction date; (iv) a volatility of 101.3%, based on the volatility of the Company’s publicly traded stock price; and (v) the performance vesting requirements of the Purchased Preferred Shares were expected to be met.

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

Because the Purchased Preferred Shares will only become convertible when the Company receives final payment for the stated purchases under the Supply Agreement, the value of the conversion option on each tranche of Series C Preferred Stock will be recognized as a sales incentive (a reduction of revenue) and an addition to equity as purchases that lead towards convertibility of that tranche occur, so long as the Company believes it is probable that the particular tranche will become convertible, pursuant to guidance in FASB ASC Topic 605-50, “Revenue Recognition – Customer Payments and Incentives.”

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

As SPI does not face a penalty for not purchasing Projects under the Supply Agreement beyond the convertibility of the Purchased Preferred Shares and the loss of the Warrant, FASB ASC Topic 505-50, “Equity – Equity-Based Payments to Non-Employees,” requires that the fair value of each tranche of Series C Preferred Stock be updated at each reporting date until that tranche vests according to its terms, and that the fair value of the Warrant be updated at each reporting date until the Warrant vests according to its terms.

As of September 30, 2016, the value of the conversion option on the Series C Preferred Stock was estimated to be $14.6 million and the value of the Warrant was estimated to be $1.95 million, which was determined using the Option-Pricing Method (“OPM”) as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a “with” and “without” methodology to bifurcate the Series C Preferred conversion feature. The OPM model treats the various equity securities as call options on the total equity value contingent upon each security’s strike price or participation rights. At September 30, 2016, the Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value of $92.32 million, estimated based on the back-solve methodology to reconcile the closing common stock price ($0.99) as of the valuation date; (ii) a term of 2.75 years, in alignment with the terms of the Supply Agreement; (iii) a risk free rate of 0.85%, from the Federal Reserve Board’s H.15 release as of the transaction date; (iv) a volatility of 111.4%, based on the volatility of the Company’s publicly traded stock price; and (v) the performance vesting requirements of the equity instruments were expected to be met.

As no sales under the Supply Agreement occurred prior to September 30, 2016, no revenue has been recognized pursuant to the Supply Agreement, and no amounts related to the convertibility option on the Series C Preferred Stock or the Warrant have been reflected in the financial statements.

Terms of Governance Agreement

In connection with the closing and pursuant to the Securities Purchase Agreement the Company entered into a Governance Agreement with SPI (the “Governance Agreement”).  Under the Governance Agreement, SPI is entitled to nominate one director to the Company’s board of directors for so long as SPI holds at least 10,000 Purchased Preferred Shares or 25 million shares of Common Stock or Common Stock equivalents (the “Requisite Shares”).  Additionally, for so long as SPI holds the Requisite Shares (1) following the time at which the Series C-2 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of two directors and (2) following the time at which the Series C-3 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of three directors; provided in no event shall SPI be entitled to nominate a number of directors to the Board that would represent a percentage of the Board greater than the percentage determined by dividing the number of Common Stock Equivalents held by SPI by the sum of (A) the total shares of the Company’s Common Stock outstanding and (B) the number of shares of Common Stock into which the Preferred Stock held by SPI is convertible.

The Governance Agreement provides that for so long as SPI holds the Requisite Shares, the Company will not take any of the following actions without the affirmative vote of SPI: (a) change the conduct by the Company’s business; (b) change the number or manner of appointment of the directors on the board; (c) cause the dissolution, liquidation or winding-up of the Company or the commencement of a voluntary proceeding seeking reorganization or other similar relief; (d) other than in the ordinary course of conducting the Company’s business, cause the incurrence, issuance, assumption, guarantee or refinancing of any debt if the aggregate amount of such debt and all other outstanding debt of the Company exceeds $10 million; (e) cause the acquisition, repurchase or redemption by the Company of any securities junior to the Purchased Preferred Shares; (f) cause the acquisition of an interest in any entity or the acquisition of a substantial portion of the assets or business of any entity or any division or line of business thereof or any other acquisition of material assets, in any such case where the consideration paid exceeds $2 million, or cause the Company to engage in other Fundamental Transactions (as defined in the certificate of designation of preferences, rights and limitations of the Series C Convertible Preferred Stock); (g) cause the entering into by the Company of any agreement, arrangement or transaction with an affiliate that calls for aggregate payments (other than payment of salary, bonus or reimbursement of reasonable expenses) in excess of $120,000; (h) cause the commitment to capital expenditures in excess of $7 million during any fiscal year; (i) cause the selection or replacement of the auditors of the Company; (j) enter into of any partnership, consortium, joint venture or other similar enterprise involving the payment, contribution, or assignment by the Company or to the Company of money or assets greater than $5 million; (k) amend or otherwise change its Articles of Incorporation or by-laws or equivalent organizational documents of the Company or any subsidiary in any manner that materially and adversely affects any rights of SPI; (l) amend or otherwise change the Articles of Incorporation or by-laws or equivalent organizational documents of any Subsidiary in any manner; (m) grant, issue or sell any equity securities (with certain limited exceptions); (n) declare, set aside, make or pay any dividend or other distribution, payable in cash, stock, property or otherwise, with respect to any of its capital stock; provided, however, that the dividends called for by Section 3(b) of the Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series B Convertible Preferred Stock shall nonetheless continue to accrue and accumulate on each share of the Company’s Series B Convertible Preferred Stock; (o) reclassify, combine, split or subdivide, directly or indirectly, any of its capital stock; (p) permit any item of material intellectual property to lapse or to be abandoned, dedicated, or disclaimed, fail to perform or make any applicable filings, recordings or other similar actions or filings, or fail to pay all required fees and taxes required or advisable to maintain and protect its interest in such intellectual property; or (q) enter into any contract, arrangement, understanding or other similar agreement with respect to any of the foregoing.

Additionally, the Governance Agreement provides a preemptive right to SPI in the case of issuances of equity securities. As of June 30, 2016, SPI owned approximately 17% of the Company’s outstanding common stock. As of September 30, 2016, SPI did not own any shares of the Company’s outstanding common stock.

On August 30, 2016, SPI entered into a share purchase agreement (the “Share Purchase Agreement”) with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious all of the Purchase Common Shares, all 7,012 outstanding shares of Series C-1 Preferred Stock and 4,341 shares of Series C-2 Preferred Stock for a total purchase price of $17.0 million (which is equal to the price SPI paid for such securities).  The Share Purchase Agreement provides that if the purchase shares of Series C-1 Preferred Stock and Series C-2 Preferred Stock are not converted into shares of common stock within six months following the closing date, Melodious will have the right to require SPI to repurchase such shares for a price equal to approximately 102% of the price paid by Melodious for such shares (plus 10% interest accrued from the closing date).  Following the sale of such securities, SPI continues to hold the Requisite Shares, and the Governance Agreement remains in effect.

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

The Company’s investment in Meineng Energy was made through Holdco. Pursuant to the Holdco Agreement, the Company contributed technology to Holdco via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest. PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest. The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011. The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012. For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s condensed consolidated financial statements as a noncontrolling interest. As of September 30, 2016, the Company’s indirect investment in the China JV was $816,298.

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

Activity with Meineng Energy for the three months ended September 30, 2016 and September 30, 2015 is summarized as follows:

	Three months ended September 30,
	2016	2015
Product sales to Meineng Energy	$59,147	$-
Cost of product sales to Meineng Energy	63,897	-
Product purchases from Meineng Energy	710,580	303

As of September 30, 2016 and June 30, 2015, the total amount due to Meineng Energy is as follows as of:

	September 30, 2016	June 30, 2016
Net amount due from (due to) Meineng Energy	$(25,863)	$(85,011)

The operating results for Meineng Energy for the three months ended September 30, 2016 and September 30, 2015 are summarized as follows:

	Three months ended September 30,
	2016	2015
Revenues	$779,155	$11,951
Gross Profit (loss)	103,421	(26,011)
Income (loss) from operations	(202,887)	(378,652)
Net Income (loss)	(187,473)	(357,651)

NOTE 4 – BUSINESS COMBINATION

On August 17, 2015 (the “Closing Date”), Holu Energy LLC (“Holu”), the Company’s 85%-owned subsidiary, entered into an Asset Purchase Agreement under which Holu acquired substantially all of the assets of Tian Shan Renewable Energy LLC (“Seller”). The transaction was accounted for as a business combination under US GAAP. The primary reason for the business acquisition was to penetrate the Hawaii and Pacific market in general, by acquiring a local team of respected expertise, solid projects, and healthy pipeline.

The aggregate purchase consideration has been allocated to the assets acquired, including customer intangible assets, based on their respective fair values. Measurement period adjustments based on new information obtained after the acquisition date have been recorded as a change in goodwill (bargain purchase) as allowed under ASC 805-10, Business Combinations – Overall. The fair values of the assets purchased approximate the unbilled portion of each contract per the original terms of the contracts. The business acquisition resulted in the recognition of $6,284 of goodwill attributable to the anticipated profitability of Tian Shan Renewable Energy LLC. Calculation of the goodwill was measured as follows:

Fair value of the consideration transferred	$327,127
Identifiable net assets acquired	320,843
Goodwill	$6,284

The fair value of total consideration paid includes (1) $225,829 of cash, and (2) $101,297 of contingent consideration. The contingent consideration is comprised of 20% of the value of the unbilled portions of certain purchased assets. Holu will pay immediately to the Seller any amount of the contingent consideration collected in full after the closing date. Holu is not obligated to pay the Seller any amount not collected in full after six months after the date of a project’s completion. All acquired projects are expected to be completed and billed within the next 12 months. As of September 30, 2016, none of the contingent liability has been settled and the Company expects to pay the entire contingent consideration.

The following table summarizes the fair value of the assets acquired as of the date of acquisition:

Project assets	$151,522
Customer intangible assets	169,321
Identifiable net assets	$320,843

In addition to the consideration paid for the assets identified above, the Company settled pre-existing transactions that were accounted for separately in the amount of $171,205. These transactions related to development and consulting services provided to the Company by the Seller prior to the acquisition date. $159,205 of the development fees were initially capitalized within the “Project assets” line of the Company’s condensed consolidated balance sheet and subsequently recognized within “Cost of product revenue” and $12,000 has been recognized in the “Selling, general, and administrative” expense line of the Company’s condensed consolidated statements of operations. The development and consulting services were settled with cash based on the original contract prices.

For financial reporting purposes, Holu’s assets and liabilities are consolidated with those of the Company and the minority shareholder’s 15% interest in Holu is included in the Company’s condensed consolidated financial statements as a noncontrolling interest.

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

NOTE 5 – MANAGEMENT’S PLANS AND FUTURE OPERATIONS

The accompanying condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $4,642,722 attributable to EnSync, Inc. for the three months ended September 30, 2016, and as of September 30, 2016 had an accumulated deficit of $125,192,830 and total EnSync, Inc. equity of $12,266,385. The ability of the Company to settle its total liabilities of $17,526,385 and to continue as a going concern is dependent upon increasing revenues and achieving profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We believe that cash and cash equivalents on hand at September 30, 2016 and other potential sources of cash, will be sufficient to fund our current operations through the first quarter of fiscal year 2018. However, there can be no assurances that unforeseen circumstances will not require the Company to raise additional investment capital to fund its operations. If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 6 – INVENTORIES

Net inventories are comprised of the following as of:

	September 30, 2016	June 30, 2016
Raw materials	$1,728,316	$1,857,471
Work in progress	68,971	12,471
Total	$1,797,287	$1,869,942

NOTE 7 – NOTE RECEIVABLE

On September 23, 2014, the Company was issued a $150,000 convertible promissory note from an unrelated party. The note accrues interest at 8% per annum on the outstanding principal amount. The note matures on the earlier of (a) the date on which the unrelated party has secured a total of $500,000 or more in additional financing from any source or (b) December 31, 2016, and is classified as “Note receivable” in the financial statements. If at the maturity date the note and accrued interest has not been paid in full, the Company may convert the principal and interest outstanding into shares of the unrelated party’s convertible preferred stock at the then-current valuation.

NOTE 8 – PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of:

	September 30, 2016	June 30, 2016
Land	$217,000	$217,000
Building and improvements	3,931,129	3,931,129
Manufacturing equipment	3,938,274	3,953,788
Office equipment	433,509	424,359
Total, at cost	8,519,912	8,526,276
Less: accumulated depreciation	(4,775,782)	(4,637,170)
Property, plant and equipment, net	$3,744,130	$3,889,106

The Company recorded depreciation expense of $156,464 and $172,590 for the three months ended September 30, 2016 and September 30, 2015, respectively.

NOTE 9 – GOODWILL

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

Information with respect to the carrying amount of goodwill is as follows as of:

	September 30, 2016	June 30, 2016
Beginning balance	$809,363	$803,079
Goodwill acquired during the year	-	6,284
Ending balance	$809,363	$809,363

NOTE 10 – DEBT

The Company’s debt consisted of the following as of:

	September 30, 2016	June 30, 2016
Current maturities of long-term debt	$334,762	$332,707
Long-term debt	973,429	1,057,720
Total	$1,308,191	$1,390,427

Bank loans, notes payable, and other debt consisted of the following as of:

	September 30, 2016	June 30, 2016

Note payable to Wisconsin Econcomic Development Corporation payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase by a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement.	$510,836	$534,009

Bank loan payable in fixed monthly installments of $6,800 of principal and interest at a rate of 0.25% below prime, as defined, subject to a floor of 5% with any remaining principal and interest due at maturity on June 1, 2018; collateralized by the building and land.	465,529	524,592

Equipment finance obligation, interest payable in quarterly installments ranging between $1,510 and $2,555 at an imputed interest rate of approximately 2.44% over 20 years. See Note 15 for discussion of sale-leaseback transaction.	331,826	331,826

	$1,308,191	$1,390,427

Maximum aggregate annual principal payments for fiscal periods subsequent to September 30, 2016 are as follows:

2017	$250,280
2018	317,504
2019	408,581
2020	-
2021	-
2022 and thereafter	331,826
$1,308,191

NOTE 11 – EMPLOYEE AND DIRECTOR EQUITY INCENTIVE PLANS

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

At the annual meeting of shareholders held on November 7, 2012, the Company’s shareholders approved an amendment of the Omnibus Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the Omnibus Plan by 900,000 shares and the creation of the 2012 Non-Employee Director Equity Compensation Plan (“2012 Director Equity Plan”), under which the Company may issue up to 700,000 restricted stock unit awards and other equity awards to our non-employee directors pursuant to the Company’s director compensation policy.

At the annual meeting of shareholders held on November 18, 2014, the Company’s shareholders approved an amendment of the Omnibus Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the Omnibus Plan by 1,250,000. The shareholders also approved an amendment of the 2012 Director Equity Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the 2012 Director Equity Plan by 1,000,000.

At the annual meeting of shareholders held on November 17, 2015, the Company’s shareholders approved an amendment of the Omnibus Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the Omnibus Plan by 5,000,000. The shareholders also approved an amendment of the 2012 Director Equity Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the 2012 Director Equity Plan by 1,500,000. As of September 30, 2016, there were a total of 636,200 shares available to be issued under the Omnibus Plan and 1,092,804 shares available to be issued under the 2012 Director Equity Plan.

In aggregate for all plans, at September 30, 2016, there were a total of 6,131,510 options and 3,957,244 RSUs outstanding.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2016 and September 30, 2015 using the Black-Scholes option-pricing model:

	Three months ended September 30,
	2016	2015
Expected life of option (years)	4	4
Risk-free interest rate	0.93 - 1.07%	1.14 - 1.38%
Assumed volatility	104.69 - 108.34%	100.77 - 101.70%
Expected dividend rate	0.00%	0.00%
Expected forfeiture rate	7.42 - 7.88%	6.23 - 7.97%

Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant. Compensation expense is recognized over the requisite service and performance periods.

During the three months ended September 30, 2016 and September 30, 2015, the Company’s results of operations include compensation expense for stock options and RSUs granted under its various equity incentive plans. The amount recognized in the condensed consolidated financial statements related to stock-based compensation was $272,653 and $156,792, based on the amortized grant date fair value of options and RSUs during the three months ended September 30, 2016, and September 30, 2015 respectively.

Information with respect to stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at June 30, 2015	1,577,778	$2.60
Options granted	4,782,100	0.49
Options forfeited	(248,518)	4.16
Balance at June 30, 2016	6,111,360	0.88	5.18
Options granted	182,500	0.85
Options forfeited	(162,350)	0.86
Balance at September 30, 2016	6,131,510	$0.88	6.75

The following table summarizes information relating to the stock options outstanding as of September 30, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.28 to $1.00	5,217,650	7.20	$0.51	911,217	6.57	$0.64
$1.01 to $2.50	600,910	5.41	1.61	398,491	5.24	1.69
$2.51 to $5.00	98,400	2.73	3.95	98,400	2.73	3.95
$5.01 to $6.95	214,550	1.56	6.47	214,550	1.56	6.47
Balance at September 30, 2016	6,131,510	6.75	$0.88	1,622,658	5.36	$1.87

During the three months ended September 30, 2016, options to purchase 182,500 shares were granted to employees exercisable at $0.35 to $0.88 per share based on various service-based and performance-based vesting terms from July 2016 through September 2019 and exercisable at various dates through September 2024. During the three months ended September 30, 2015, options to purchase 1,056,500 shares were granted to employees exercisable at $0.51 to $0.85 per share based on service based vesting terms from July 2015 through September 2018 and exercisable at various dates through September 2023.

The aggregate intrinsic value of outstanding options totaled $2,500,999 and was based on the Company’s adjusted closing stock price of $0.99 as of September 30, 2016.

A summary of the status of unvested employee stock options as of September 30, 2016 and June 30, 2016 and changes during the three months and years then ended is presented below:

	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at June 30, 2015	776,525	$1.19
Options granted	4,782,100	0.49
Options vested	(596,993)	0.89
Options forfeited	(109,265)	0.88
Balance at June 30, 2016	4,852,367	0.54
Options granted	182,500	0.85
Options vested	(363,665)	0.73
Options forfeited	(162,350)	(0.86)
Balance at September 30, 2016	4,508,852	$0.53	7.25

Total fair value of options granted for the three months ended September 30, 2016 and September 30, 2015 was $112,368 and $555,314, respectively. At September 30, 2016, there was $869,675 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.6 years.

The Company compensates its directors with RSUs and cash. On November 17, 2015, 864,000 RSUs were granted to the Company’s directors in partial payment of director’s fees through November 2016 under the 2012 Director Equity Plan. As of September 30, 2016, 864,000 of the RSUs from the November 17, 2015 grant had vested and there were $108,000 in director’s fees expense settled with RSUs for the three months ended September 30, 2016.

On November 17, 2015, the Company’s CEO was awarded 1,500,000 RSUs. 750,000 of these RSUs vest over three years, beginning on November 17, 2016. The remaining 750,000 of these RSUs vest upon the satisfaction of certain performance targets that must be met on or before December 31, 2017.

As of September 30, 2016, there were no unvested RSUs and no unrecognized compensation cost. Generally, shares of common stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

The table below summarizes the activity of the RSUs for the three months ended September 30, 2016 and the year ended June 30, 2016:

	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at June 30, 2015	1,936,035	$1.53
RSUs granted	2,364,000	0.50
Shares issued	(270,791)	0.63
Balance at June 30, 2016	4,029,244	1.03
RSUs granted	-	-
Shares issued	(72,000)	0.50
Balance at September 30, 2016	3,957,244	$1.04

NOTE 12 – WARRANTS

At September 30, 2016, the following warrants to purchase the Company’s common stock were outstanding and exercisable:

•	45,000 warrants are exercisable at $0.37 per share and expire in February 2019 issued as partial payment for services.

•	306,902 warrants exercisable at $2.375 per share and which expire in June 2017 issued in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $12 million of common stock on June 19, 2012. In March 2014, 272,159 warrants were exercised via a cashless exercise resulting in the issuance of 53,048 shares of common stock of the Company.

•	511,604 warrants exercisable at $2.65 per share and which expire in May 2017 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes on May 1, 2012.

•	81,579 warrants were exercisable at $0.95 per share and expired in September 2016 issued as placement agent’s compensation in connection with the sale of $3.0 million of preferred stock on September 27, 2013 as described in Note 14.

•	1,710,525 warrants were exercisable at $0.95 per share and expired in September 2016 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $3.0 million of preferred stock on September 27, 2013 described in Note 14. In March 2014, 1,447,369 warrants were exercised via a cashless exercise resulting in the issuance of 850,169 shares of common stock of the Company.

•	224,375 warrants were exercisable at $5.20 per share and expired in September 2015 issued to certain purchasers of Company shares in March 2010.

•	71,667 warrants were exercisable at $6.65 per share and expired in August 2015 issued to certain purchasers of Company shares in August 2009.

•	15,000 warrants were exercisable at $2.10 per share and expired in July 2015 issued as partial payment for services.

•	6,300 warrants were exercisable at $5.00 per share and expired in July 2015 issued as partial payment for services.

The table below summarizes warrant balances and activity for the three months ended September 30, 2016 and the year ended June 30, 2016:

	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at June 30, 2015	2,927,952	$1.88
Warrants granted	45,000	0.37
Warrants expired	(317,342)	5.38
Balance at June 30, 2016	2,655,610	1.43
Warrants granted	-	-
Warrants expired	(1,792,104)	0.95
Balance at September 30, 2016	863,506	$2.43

NOTE 13 – BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three months ended September 30, 2016 and September 30, 2015, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	As of September 30,
	2016	2015
Stock options and restricted stock units	10,088,754	4,345,970
Stock warrants	863,506	2,610,610
Series B preferred shares	3,256,046	3,302,513
Total	14,208,306	10,259,093

NOTE 14 – EQUITY

Amendment to the Articles of Incorporation

On November 17, 2015, the Company filed with the Wisconsin Department of Financial Institutions an amendment to the Company’s Articles of Incorporation (the “Articles of Amendment”) increasing the number of authorized shares of common stock from 150,000,000 shares to 300,000,000 shares. The Articles of Amendment were approved by the Company’s shareholders on November 17, 2015.

SPI Energy Co., Ltd. Securities Purchase Agreement

On July 13, 2015 we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with SPI Energy Co., Ltd. (“SPI”), (formerly known as Solar Power, Inc.), pursuant to which we sold SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of common stock (the “Purchased Common Shares”) and (ii) 28,048 shares of Series C Convertible Preferred Stock (the “Purchased Preferred Shares”) which are convertible, subject to the completion of projects under our supply agreement with SPI (as described below), into a total of up to 42,000,600 shares of Common Stock. The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678 and the aggregate purchase price for the Purchased Preferred Shares was determined based on a price of $0.6678 per common share equivalent. Pursuant to the Purchase Agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the “Warrant”).

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

The Purchase Preferred Shares were sold for $1,000 per share and are convertible at a conversion price of $0.6678 provided that (A) the first one-fourth (the “Series C-1 Preferred Stock”) of the Purchased Preferred Shares only become convertible upon the completion of five megawatts worth of solar projects in accordance with the Supply Agreement (the “Projects”), (B) the second one-fourth (the “Series C-2 Preferred Stock”) only become convertible upon the completion of an aggregate of 15 megawatts worth of Projects, (C) the third one-fourth (the “Series C-3 Preferred Stock”) only become convertible upon the completion of an aggregate of 25 megawatts worth of Projects, and (D) the last one-fourth (the “Series C-4 Preferred Stock”) only become convertible upon the completion of an aggregate of 40 megawatts worth of Projects. The Warrant represents the right to acquire 50,000,000 shares of Common Stock at an exercise price equal to $0.7346. The Warrant only becomes exercisable upon the completion of an aggregate of 40 megawatts worth of Projects.

On August 30, 2016, SPI entered into a share purchase agreement (the “Share Purchase Agreement”) with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious all of the Purchase Common Shares, all 7,012 outstanding shares of Series C-1 Preferred Stock and 4,341 shares of Series C-2 Preferred Stock for a total purchase price of $17.0 million (which is equal to the price SPI paid for such securities).  The Share Purchase Agreement provides that if the purchase shares of Series C-1 Preferred Stock and Series C-2 Preferred Stock are not converted into shares of common stock within six months following the closing date, Melodious will have the right to require SPI to repurchase such shares for a price equal to approximately 102% of the price paid by Melodious for such shares (plus 10% interest accrued from the closing date).  Following the sale of such securities, SPI continues to hold the Requisite Shares, and the Governance Agreement remains in effect.

August 27, 2014 Underwritten Public Offering

On March 13, 2013, the Company entered into a Common Stock Purchase Agreement (“Common Stock Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10 million of shares of the Company’s common stock over the two-year term of the Common Stock Purchase Agreement. On August 18, 2014, the Company provided notice to Aspire Capital electing to terminate the Common Stock Purchase Agreement.

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

At September 30, 2016, 2,300 shares of Preferred Stock were convertible into 3,256,046 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95. Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon. At September 30, 2016 the liquidation preference of the Preferred Stock was $5,393,243.

In connection with the purchase of the Preferred Stock, investors received warrants to purchase a total of 3,157,895 shares of Common Stock at an exercise price of $0.95. The warrants were exercisable at any time prior to September 27, 2016. During the year ended June 30, 2014, 1,447,370 warrants were exercised via a cashless exercise resulting in the issuance of 850,169 shares of common stock of the Company. In addition, the Company issued a total of 81,579 warrants to a placement agent in connection with the transaction. These warrants expired on September 27, 2016.

NOTE 15 – COMMITMENTS

Asset Retirement Obligations

FASB ASC Topic 410, “Asset Retirement and Environmental Obligations,” requires the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to estimated costs for the removal and shipment of a solar power system under an equipment lease. Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. The Company had an asset retirement obligation of $18,991 as of September 30, 2016 and $18,759 as of June 30, 2016. The asset retirement obligation is classified as “Other long-term liabilities” in the condensed consolidated balance sheets. The table below summarizes the asset retirement obligation balances and activity:

	September 30, 2016	June 30, 2016
Balance at beginning of period	$18,759	$-
Liabilities incurred	-	18,527
Accretion expense	232	232
Balance at end of period	$18,991	$18,759

Leasing Activities

Sale-leaseback Transactions

During the year ended June 30, 2016, the Company entered into a sale-leaseback transaction with a non-related party. The Company evaluated the transaction under FASB ASC Subtopic 842-40, “Sale and Leaseback Transactions” and concluded that the transfer of the asset did not qualify as a sale and is accounted for in accordance with other Topics. The liability is presented in the debt table in Note 10 as an equipment financing obligation.

Operating Leases

The Company leases office space in Petaluma, California from a non-related company under the terms of a lease that expires July 15, 2019. Monthly rent for the first twelve months of the lease is $3,000 and increase by 2.5% for each succeeding 12 month period.

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

Operating lease expense recognized during the three months ended September 30, 2016 and September 30, 2015 was $14,524 and $19,283, respectively. Operating lease expense is included in operating expenses in the condensed consolidated statements of operations. As of September 30, 2016 and June 30, 2016, the carrying value of the right of use asset was $116,903 and $27,264, respectively, and is separately stated on the condensed consolidated balance sheets. The related short-term and long-term liabilities as of September 30, 2016 were $53,465 and $63,478 and as of June 30, 2016 were $20,234 and $7,030, respectively. The short-term and long-term liabilities are included in “Accrued expenses” and “Other long-term liabilities,” respectively, in the condensed consolidated balance sheets.

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of September 30, 2016 and June 30, 2016 are summarized below:

	September 30, 2016	June 30, 2016
Weighted-average remaining lease term (in years)
Operating leases	2.43	1.33
Weighted-average discount rate
Operating leases	5.0%	5.0%

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheets as of September 30, 2016:

Operating Leases
2017	$43,140
2018	44,080
2019	37,800
2020	-
2021	-
Thereafter	-
Total undiscounted lease payments	125,020
Present value adjustment	(8,117)
Net operating lease liabilities	$116,903

Short-term Leases

The Company leases facilities in Honolulu, Hawaii, Milwaukee, Wisconsin, and Shanghai, China from non-related parties under lease terms that expire between September 15, 2016 and May 31, 2017. Monthly rent for the twelve-month rental periods is between $400 and $4,250 per month. Rent expense of $23,761 and $20,685 was recognized during the three months ended September 30, 2016 and September 30, 2015. Short-term rent expense is included in operating expenses in the condensed consolidated statement of operations.

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

NOTE 16 – RETIREMENT PLANS

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, the EnSync, Inc. 401(k) Savings Plan. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. The Company matches employees’ contributions up to 4% of eligible compensation and Company contributions are limited in any year to the amount allowable by government tax authorities. Eligible employees are 100% immediately vested. Total employer contributions recognized in the condensed consolidated statements of operations under this plan were $48,818 and $28,236 for the three months ended September 30, 2016 and September 30, 2015, respectively.

NOTE 17 – INCOME TAXES

The Company had no current or deferred provision (benefit) for income taxes for the three months ended September 30, 2016 or September 30, 2015.

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of September 30, 2016 and June 30, 2016.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Three months ended September 30,
	2016	2015
Income tax expense/(benefit) computed at the U.S. federal statutory rate	-34%	-34%
Change in valuation allowance	34%	34%
Total	0%	0%

Significant components of the Company’s net deferred income tax assets as of September 30, 2016 and June 30, 2016 were as follows:

	September 30, 2016	June 30, 2016
Federal net operating loss carryforwards	$19,544,058	$18,018,631
Federal - other	2,525,450	2,446,635
Wisconsin net operating loss carryforwards	3,232,896	2,929,157
Australia net operating loss carryforwards	1,290,134	1,290,134
Deferred income tax asset valuation allowance	(26,592,538)	(24,684,557)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $57.5 million as of September 30, 2016, that expire at various dates between June 30, 2018 and 2035. The Company also has $7.4 million in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization. The Company has U.S. federal research and development tax credit carryforwards of approximately $340,028 as of September 30, 2016 that expire at various dates through June 30, 2034. As of September 30, 2016, the Company has approximately $58.8 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2016 and 2029. As of September 30, 2016, the Company also has approximately $4.3 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

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

NOTE 18 – RELATED PARTY TRANSACTIONS

On September 7, 2016, the Company entered into a Membership Interest Purchase Agreement with Theodore Peck, the CEO of the Company’s 85% owned subsidiary, Holu Energy, LLC. Pursuant to the Membership Interest Purchase Agreement, the Company will sell to Theodore Peck all of the issued and outstanding membership interests of a PPA entity for $592,000, subject to the terms of a Promissory Note, a Security Agreement, and a Pledge Agreement. The transaction is considered to be executed upon terms that are in the normal course of operations. No revenue or expense has been recognized in the Company’s condensed consolidated statement of operations for the three months ended September 30, 2016 as no consideration has been received.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

EnSync, Inc. and its subsidiaries (“EnSync,” “we,” “us,” “our,” or the “Company”) develop, license, and manufacture innovative energy management systems solutions serving the commercial and industrial (“C&I”) and multi-tenant building, utility, and off-grid markets. Incorporated in 1998, EnSync is headquartered in Menomonee Falls, Wisconsin, USA with offices in Madison, Wisconsin, Petaluma, California, Honolulu, Hawaii, and Shanghai, China. We regularly use the name EnSync Energy Systems for marketing and branding purposes.

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

We recently began addressing our target markets through power purchase agreements (“PPAs”) under which we agree to provide, and the customer agrees to purchase, electricity from us at a fixed rate for a 20-year period. Under this structure we develop and supply a system that uses our and other companies’ products and the customer receives the benefit of a low and fixed price for electricity without any upfront costs. Because this business model requires significant capital outlays, we are developing a monetization strategy under which we either sell the PPA projects outright or enter into sale-leaseback transactions.

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

SPI Energy Co., Ltd.

In July 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with SPI Energy Co., Ltd. (“SPI”), (formerly known as Solar Power, Inc.), pursuant to which we sold to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of common stock (the “Purchased Common Shares”) and (ii) 28,048 shares of Series C Convertible Preferred Stock (the “Purchased Preferred Shares”) which are convertible, subject to the completion of projects under our supply agreement with SPI (as described below), into a total of up to 42,000,600 shares of Common Stock. The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678. The aggregate purchase price for the Purchased Preferred Shares was determined based on a price of $0.6678 per common share equivalent. Pursuant to the purchase agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the “Warrant”).

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

The Company also entered into a supply agreement with SPI pursuant to which we agreed to sell and SPI agreed to purchase certain products and services offered by us from time to time, including certain energy management system solutions for solar projects (the “Supply Agreement”). The Supply Agreement contemplates the sale of at least (i) 5 megawatts of Products and Services within the first year, (ii) an additional 10 megawatts in the second year, (iii) an additional 10 megawatts in the third year, and (iv) an additional 15 megawatts in the fourth year. We had planned on achieving a significant amount of revenues under the Supply Agreement. To date, however, SPI has not made any such purchases under the Supply Agreement and there can be no assurance that SPI will fulfill its purchase obligations under the Supply Agreement.

On October 24, 2016, we delivered a formal Notice of Default under the Supply Agreement due to SPI’s failure to meet its purchase obligations thereunder. In the Notice of Default, we informed SPI that, to cure its breach of the terms of the Supply Agreement by November 23, 2016, SPI must (i) purchase and pay for Products (and related Services) (each defined in the Supply Agreement) from us with a minimum total aggregated 5 megawatts of rated power, with discharge time of two or more hours and (ii) order additional Products (and related Services) from us with an additional minimum total aggregated 10 megawatts of rated power, with discharge time of two or more hours, including paying a 50% deposit for such Products (and related Services). If SPI fails to meet these requirements, we intend to terminate the Supply Agreement and following such termination, it will no longer be possible for SPI to satisfy the conditions that would have enabled it to convert any shares of Series C Preferred Stock it then holds into shares of EnSync common stock. Similarly, it will no longer be possible for the Warrant to become exercisable.

The Purchased Preferred Shares were sold for $1,000 per share and are convertible at a conversion price of $0.6678 per share provided that (A) the first one-fourth (the “Series C-1 Preferred Stock”) of the Purchased Preferred Shares only become convertible upon the completion of five megawatts worth of solar projects in accordance with the Supply Agreement (the “Projects”), (B) the second one-fourth (the “Series C-2 Preferred Stock”) only become convertible upon the completion of an aggregate of 15 megawatts worth of Projects, (C) the third one-fourth (the “Series C-3 Preferred Stock”) only become convertible upon the completion of an aggregate of 25 megawatts worth of Projects, and (D) the last one-fourth (the “Series C-4 Preferred Stock”) only become convertible upon the completion of an aggregate of 40 megawatts worth of Projects. The Warrant represents the right to acquire 50,000,000 shares of Common Stock at an exercise price equal to $0.7346. The Warrant only becomes exercisable upon the completion of an aggregate of 40 megawatts worth of Projects. As of September 30, 2016, no purchases had been made under the Supply Agreement, and therefore, the Purchase Preferred Shares were not convertible and the Warrant was not exercisable. Additionally, if SPI fails to cure the breach of its terms of the Supply Agreement by November 23, 2016, we intend to terminate the Supply Agreement and following such termination, it will no longer be possible for SPI to satisfy the conditions that would have enable it to convert any shares of Series C Preferred Stock it then holds into shares of EnSync common stock, and it will no longer be possible for the warrant to become exercisable.

We also entered into a governance agreement with SPI (the “Governance Agreement”) pursuant to which SPI is entitled to nominate one director to our board of directors for so long as SPI holds at least 10,000 Purchased Preferred Shares or 25 million shares of Common Stock or Common Stock equivalents (the “Requisite Shares”). Additionally, for so long as SPI holds the Requisite Shares (1) following the time at which the Series C-2 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of two additional Directors to the Board and (2) following the time at which the Series C-3 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of three directors.

On August 30, 2016, SPI entered into a share purchase agreement (the “Share Purchase Agreement”) with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious all of the Purchase Common Shares, all 7,012 outstanding shares of Series C-1 Preferred Stock and 4,341 shares of Series C-2 Preferred Stock for a total purchase price of $17.0 million (which is equal to the price SPI paid for such securities).  The Share Purchase Agreement provides that if the purchase shares of Series C-1 Preferred Stock and Series C-2 Preferred Stock are not converted into shares of common stock within six months following the closing date, Melodious will have the right to require SPI to repurchase such shares for a price equal to approximately 102% of the price paid by Melodious for such shares (plus 10% interest accrued from the closing date).  Following the sale of such securities, SPI continues to hold the Requisite Shares, and the Governance Agreement remains in effect.

Holu Energy LLC

On August 17, 2015, our eighty-five percent owned subsidiary, Holu Energy LLC (“Holu”), entered into an Asset Purchase Agreement under which Holu acquired substantially all of the assets of Tian Shan Renewable Energy LLC, a Honolulu-based energy systems project development company. Holu is focused on the development of renewable energy projects in the Hawaii and greater Pacific markets for commercial, industrial, utility and nonprofit entities, generally via power purchase agreements under which the customer agrees to purchase electricity at a fixed rate for a 20-year period.

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

In December 2013, we entered into a Research and Development Agreement (the “R&D Agreement”) with Lotte pursuant to which we agreed to develop and provide to Lotte a 500kWh zinc bromide flow battery system, including a zinc bromide chemical flow battery module and related software (the “Product”), on the terms and conditions set forth in the R&D Agreement (the “Lotte Project”). Subject to the satisfaction of certain specified milestones, Lotte is required to make payments to us under the R&D Agreement totaling $3,000,000 over the term of the Lotte Project.

Additionally, in December 2013, we entered into an Amended License Agreement with Lotte (the “Amended License Agreement”). Pursuant to the Amended License Agreement, we granted to Lotte, (1) an exclusive and royalty-free limited license in South Korea to use the Company’s zinc bromide flow battery module, zinc bromide flow battery stack and the technical information and know how related to the intellectual property arising from the Lotte Project (collectively, the “Technology”) to manufacture or sell a zinc bromide flow battery (the “Lotte Product”) in South Korea and (2) a non-exclusive (a) royalty-free limited license for Lotte and its affiliates to use the Technology internally in all locations other than China and South Korea to manufacture the Lotte Product and (b) royalty-bearing limited license to sell the Lotte Product in all locations other than China, the United States and South Korea. Lotte is required to pay us a total license fee of $3,000,000 under the Amended License Agreement plus up to an additional $1,000,000 if certain specific milestones are successfully achieved. In addition, Lotte is required to make ongoing royalty payments to the Company equal to a single digit percentage of Lotte’s sales of the Lotte Product outside of South Korea until December 31, 2019. The original license fees were subject to a 16.5% non-refundable Korea withholding tax.

Through September 30, 2016 the Company has received $5,425,000 of payments under the Lotte R&D and Amended License Agreements.  The Company does not expect to receive any additional cash payments under these agreements.

RISKS AND UNCERTAINTIES

The following discussion of the condensed consolidated financial position and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2016. In addition to the historical information, this discussion contains forward looking statements such as statements of the Company’s expectations, plans, objectives, and beliefs. These statements use words such as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology. In addition to the risks and uncertainties faced generally by participants in the renewable energy industry, we face the following uncertainties:

•	We have incurred losses since our inception in 1998 and anticipate incurring continuing losses.

•	We anticipate we will require a substantial amount of additional funds to finance our capital requirements and the growth of our business, and we may not be able to raise a sufficient amount of funds, or be able to do so on terms favorable to us and our stockholders, or at all.

•	Our stock price could be volatile and our trading volume may fluctuate substantially.

•	Melodious Investments Company Limited and its affiliates (the “Melodious Group”) could sell or transfer a substantial number of shares of our common stock, which could depress the price of our securities or result in a change in control of the Company.

•	Our industry is highly competitive and we may be unable to successfully compete.

•	Our ability to achieve significant revenue growth will be dependent on the successful commercialization of our new products, including our Matrix Energy Management System and Agile Hybrid Storage System.

•	To achieve profitability, we will need to expand our sales, lower our costs and increase our margins, which we may not be able to do.

•	If our products do not perform as planned, we could experience increased costs, lower margins or harm to our reputation.

•	We need to continue to improve the performance of our products to meet future requirements and competitive pressures.

•	We must build quality products to ensure acceptance of our products.

•	To succeed, we will need to rapidly grow and we may not be successful in managing this rapid growth.

•	Our relationships with our strategic partners may not be successful, and we may not be successful in establishing additional partnerships, which could adversely affect our ability to commercialize our products and services.

•	A significant portion of our sales was to be to a single customer; however, we have not yet made any sales to such potential customer and may terminate our Supply Agreement with such customer if its breach is not cured.

•	We depend on sole and limited source suppliers and outsource certain manufacturing activities, and shortages or delay of supplies of component parts may adversely affect our operating results until alternate sources can be developed.

•	We have no experience manufacturing our products on a large-scale basis and may be unable to do so at our manufacturing facilities.

•	We are subject to risks relating to product concentration and lack of revenue diversification.

•	SPI has significant influence over key decision making of the Company, the Melodious Group may have the ability to significantly influence key decision making, and either or both SPI and/or Melodious Group may ultimately acquire complete control of the Company.

•	Our business could be negatively affected as a result of actions by activist shareholders.

•	We have implemented, and Wisconsin law contains, anti-takeover provisions that may adversely affect the rights of holders of our common stock.

•	Our China joint venture could be adversely affected by the laws and regulations of the Chinese government, our lack of decision-making authority and disputes between us and the Joint Venture.

•	Business practices in Asia may entail greater risk and dependence upon the personal relationships of senior management than is common in North America, and therefore some of our agreements with other parties in China and South Korea could be difficult or impossible to enforce.

•	Our success depends on our ability to retain our managerial personnel and to attract additional personnel.

•	We market and sell, and plan to market and sell, our products in numerous international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.

•	Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.

•	Our increased emphasis on larger and more complex system solutions and customer concentration may adversely affect our ability to accurately predict the timing of revenues and to meet short-term expectations of operating results.

•	We recently entered into our first target markets through power purchase agreements (“PPAs”), which represents a new business for us. We have very limited experience in the PPA business, which is very complex, and there can be no assurance that we will be able to successfully develop such business.

•	We expect to rely on third-party suppliers and contractors when developing and constructing systems for our PPA business.

•	Business and consumers might not adopt alternative energy solutions as a means for obtaining their electricity and power needs, and therefore our revenues may not increase, and we may be unable to achieve and then sustain profitability.

•	Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

•	The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.

•	While we take steps to protect our proprietary rights to the extent possible, there can be no assurance that third parties will not know, discover or develop independently equivalent proprietary information or techniques, that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets. If we fail to protect our intellectual property, our planned business could be adversely affected.

•	We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.

•	We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders and reduce our financial resources.

•	We have never paid cash dividends and do not intend to do so.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America (“US GAAP”), which requires management, in applying our accounting policies, to make estimates and assumptions that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to revenue recognition, inventory valuations, warranty obligations, and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates.

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

Accrued Expenses

Accrued expenses consist of the Company’s present obligations related to various expenses incurred during the period and includes a reserve for estimated contract losses, other accrued expenses, and warranty obligations. A product upgrade initiative was completed during the year ended June 30, 2016 and the unused reserve of $186,000 was reversed during fiscal year 2016.

Subsequent to commercialization, installation and commissioning of units in the field, the Company garnered meaningful insights that resulted in system design modifications and other general upgrades, which improved the performance, efficiency, and reliability of its systems. In the interest of enhancing customer satisfaction, the Company launched a product upgrade initiative to implement these improvements at certain locations of its installed base.

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

As the Series C Preferred Stock issued to SPI becomes convertible and the Warrant issued to SPI becomes exercisable only if SPI makes certain purchases from the Company, the Company concluded that the guidance in FASB ASC Topic 605-50, “Revenue Recognition – Customer Payments and Incentives” requires that the fair value of the conversion option on the Series C Preferred Stock and the Warrant must be reflected as a sales incentive, and presented as a reduction of revenue and increase to additional paid in capital when that value is recognized in the condensed consolidated statement of operations. The sales incentive will be recognized as SPI makes purchases that progress toward the vesting of each tranche of the conversion option of the Series C Preferred Stock and the Warrant, so long as the Company believes that it is probable SPI will make sufficient purchases to cause the applicable tranche of the Series C Preferred Stock to become convertible or the Warrant to vest. As of September 30, 2016, no purchases under the Supply Agreement had occurred and therefore no sales incentive had been recognized. Once such purchases occur, the Company will utilize all available information, including forecasts, in assessing whether each tranche of the Series C Preferred Stock is probable of becoming convertible and the Warrant is probable of vesting.

Any amount that is recognized as a sales incentive will be determined based upon the fair value of the convertibility provision on the applicable tranche of Series C Preferred Stock and/or the Warrant during the period in which sales to SPI occur. Because SPI does not face a penalty for not making purchases under the Supply Agreement other than the loss of the convertibility of the Series C Preferred Stock and the loss in value of the Warrant, the provisions of FASB ASC Topic 505-50, “Equity – Equity-Based Payments to Non-Employees” require that the sales incentive be measured based upon the fair value of the conversion provisions at the time they become exercisable and the Warrant at its vesting date and the value. The Company will therefore be required to update its estimates of the fair value of these items each period until SPI has purchased 40 megawatts of Projects under the Supply Agreement, at which point all tranches of the Series C Preferred Stock will be convertible and the Warrant will vest. As there are no observable prices for conversion provisions or the Warrant, the fair value estimates need to be determined using option pricing or other valuation techniques. See Note 2 to the condensed consolidated financial statements for further information about the measurement of fair value of these instruments as of September 30, 2016.

On August 30, 2016, SPI entered into a share purchase agreement (the “Share Purchase Agreement”) with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious all of the Purchase Common Shares, all 7,012 outstanding shares of Series C-1 Preferred Stock and 4,341 shares of Series C-2 Preferred Stock for a total purchase price of $17.0 million (which is equal to the price SPI paid for such securities).  The Share Purchase Agreement provides that if the purchase shares of Series C-1 Preferred Stock and Series C-2 Preferred Stock are not converted into shares of common stock within six months following the closing date, Melodious will have the right to require SPI to repurchase such shares for a price equal to approximately 102% of the price paid by Melodious for such shares (plus 10% interest accrued from the closing date).  Following the sale of such securities, SPI continues to hold the Requisite Shares, and the Governance Agreement remains in effect.

RESULTS OF OPERATIONS

Three months ended September 30, 2016 compared with the three months ended September 30, 2015

Revenue:

Our revenues for the three months ended September 30, 2016 and September 30, 2015 were $7,656,561  and $272,976,  respectively. The increase of $7,383,585 in the three months ended September 30, 2016 was the result of a $7,506,025 increase in product sales attributable to our sales of PPA systems to AEP Onsite Partners offset by a $122,440 decrease in engineering and development revenue as compared to the year ended September 30, 2015. On July 27, 2016, we sold PPA systems to AEP Onsite Site Partners for proceeds of $7,526,500. During the three months ended September 30, 2016, the Company recognized $7,103,862 of revenues from the sale of the PPA systems and $422,638 will be deferred and recognized over the warranty term. We expect that our sales of PPA systems will be uneven from quarter to quarter due to the need to group such agreements together for sales as well as other factors.

Costs and Expenses:

Total costs and expenses for the three months ended September 30, 2016 and September 30, 2015 were $12,412,004  and $4,117,318,  respectively. This increase of $8,294,686 in the three months ended September 30, 2016 was due to the following factors:

•	$7,779,978 increase in costs of product sales principally due to $7.4 million cost of product sales associated with the sale of the PPA systems to AEP Onsite Partners and other product shipments, warranty charges of $263,000, and an inventory write-off of $140,000;

•	$883,578 increase in costs of engineering and development due to timing of costs incurred under the Lotte R&D Agreement for the three months ended September 30, 2016 compared to the three months ended September 30, 2015;

•	$670,114 decrease in advanced engineering and development expenses as a result of increased expenditures of time and material on the Lotte R&D Agreement in lieu of internal projects;

•	$325,477 increase in selling, general, and administrative expenses. The Company incurred approximately $108,000 of non-recurring expenditures primarily related to severance expense, and the remaining increase is due to additional expenses for wages and benefits resulting from increased headcount; and

•	$24,233 decrease in depreciation and amortization expense.

Other Income (Expense):

Total other income (expense) for the three months ended September 30, 2016 increased by $12,233 to $30,448 from $18,215 for the three months ended September 30, 2015, which is reflective of the change in our investee company earnings.

Income Taxes (Benefit):

The Company did not recognize a benefit for income taxes during the three months ended September 30, 2016 or September 30, 2015.

Net Loss:

Our net loss for the three months ended September 30, 2016 increased by $885,311  to $4,642,722  from the $3,757,411  net loss for the three months ended September 30, 2015. This increase in loss was primarily from the increase in costs of engineering and development incurred during the three months ended September 30, 2016.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts. Total capital stock and paid in capital as of September 30, 2016 was $139,044,032  compared with June 30, 2016 total capital stock and paid in capital of $138,771,379 . We had a cumulative deficit of $125,192,830  as of September 30, 2016 compared to a cumulative deficit of $120,550,108  as of June 30, 2016. At September 30, 2016 we had net working capital of $21,639,316  compared to June 30, 2016 net working capital of $25,519,210.  Our shareholders’ equity as of September 30, 2016 and June 30, 2016, exclusive of noncontrolling interests, was $12,266,385  and $16,635,688 , respectively.

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”). Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%. At September 30, 2016 the Preferred Stock was convertible into a total of 3,256,046  shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95. Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon. The net proceeds to the Company, after deducting $96,967 of offering costs, were $2,909,873. At September 30, 2016 the liquidation preference of the Preferred Stock was $5,393,243.

On August 27, 2014, we completed an underwritten public offering of our common stock at a price to the public of $1.12 per share. We sold a total of 13,248,000 shares of our common stock in the offering for aggregate proceeds of approximately $14.8 million. We received approximately $13.7 million of net proceeds from the offering, after deducting the underwriting discount and expenses.

On July 13, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with SPI Energy Co., Ltd. (“SPI”), (formerly known as Solar Power, Inc.), pursuant to which we sold to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares (the “Purchased Common Shares”) of Common Stock and (ii) 28,048 shares (the “Purchased Preferred Shares”) of Series C Convertible Preferred Stock. The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678 and the aggregate purchase price for the Purchased Preferred Shares was determined based on a price of $0.6678 per common share equivalent. Pursuant to the Purchase Agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the “Warrant”).

At September 30, 2016, our principal sources of liquidity were our cash and cash equivalents which totaled $19,923,178  and accounts receivable of $433,282.

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

Operating Activities

Our operating activities provided net cash of $2,816,403  for the three months ended September 30, 2016. Cash provided by operations resulted from a net loss of $4,724,995, which was decreased by $534,696  in non-cash adjustments and by $7,006,702  in net changes to working capital. Non-cash adjustments included $156,464 of depreciation expense, $272,653 of stock compensation expense, $140,690 provision for inventory reserve, partially offset by $23,655 of equity in gain of investee company, $8,432 gain on sale of property and equipment, and $3,024 of interest accreted on the note receivable. Net increases in working capital were primarily from decreases of $60,441 in prepaids and other current assets, $5,174,290 in deferred PPA project costs, $304,229 in deferred customer project costs, $516,017 in project assets, increases in accrued expenses of $579,447, customer deposits of $196,417, accrued compensation and benefits of $66,895, deferred revenue of $422,638, and other long-term liabilities of $137,983, offset by increases in accounts receivable of $264,078, inventories of $68,035, and decreases in accounts payable of $119,542.

Investing Activities

Our investing activities provided net cash of $605  for the three months ended September 30, 2016, related primarily to the cash proceeds in the amount of $9,754 from the sale of property and equipment, partially offset by expenditures for new property and equipment of $9,149.

Financing Activities

Our financing activities used net cash of $82,236  for the three months ended September 30, 2016 for repayments of long-term debt of $82,236.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Administrative Officer (“CAO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the CEO and CAO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including the our CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CAO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of September 30, 2016. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company to conform with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements of fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules adopted in conformity with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceeding that we believe will have a material adverse effect on our business, financial condition or results of operations. We may, however, be subject to various claims and legal actions arising from the ordinary course of business from time to time.

Item 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set for the in this report, including the risk factors set forth below in this Item 1A, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A, Risk Factors,” in our most recent Annual Report on Form 10-K and in any subsequent Quarterly Reports on Form 10-Q. Other than the factors set forth below, there have been no material changes to the risk factors described in those reports.

Melodious Investments Company Limited and its affiliates (the “Melodious Group”) could sell or transfer a substantial number of shares of our common stock, which could depress the price of our securities or result in a change of control of the Company.

The Melodious Group currently owns 14,436,666 shares of our common stock and shares of preferred stock potentially convertible into approximately 17.0 million shares of common stock. The Melodious Group does not have any contractual restrictions on its ability to sell or transfers our common stock on the open market, in privately negotiated transactions or otherwise, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of the Company to a third party. Sales by the Melodious Group of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

A significant portion of our future sales was to be to a single customer; however, we have not yet made any sales to such potential customer and may terminate our Supply Agreement with such customer if its breach is not cured.

On July 13, 2015, in connection with the closing of the transaction between the Company and SPI, we entered into a supply agreement with SPI (the “Supply Agreement”) pursuant to which SPI agreed to purchase and we agreed to provide SPI with Products and related Services (each as defined in the Supply Agreement) that have an aggregated total of at least 40 megawatt of energy storage rated power output prior to the 48-month anniversary of the date of the Supply Agreement. The Supply Agreement contemplates the sale of at least (i) 5 megawatts of Products and Services within the first year, (ii) an additional 10 megawatts in the second year, (iii) an additional 10 megawatts in the third year, and (iv) an additional 15 megawatts in the fourth year. While we are continually seeking to expand our customer base, we had anticipated that orders under the Supply Agreement would comprise a significant portion of our sales through at least fiscal 2019. To date, however, SPI has not made any such purchases under the Supply Agreement.

On October 24, 2016, due to the failure of SPI to meet its purchase obligations under the Supply Agreement, we delivered to SPI a formal Notice of Default. In this Notice of Default, we informed SPI that to cure its breach of the Supply Agreement by November 23, 2016 it will need to (1) purchase and pay for Products (and related Services) (as such terms are defined in the supply agreement) from the Company with a minimum total aggregated 5 MW of rated power, with discharge time of two or more hours and (2) order additional Products (and related Services) from the Company with an additional minimum total aggregated 10 MW of rated power, with discharge time of two or more hours, including paying a 50 percent deposit for those Products (and related Services). If SPI fails to meet these requirements, the Company intends to terminate the supply agreement.

We had planned on achieving a significant amount of revenues under the Supply Agreement, and terminating the Supply Agreement will prevent us from doing so. In addition, even if SPI begins to fulfill its purchase obligations under the Supply Agreement, our relationship with SPI would continue to expose us to numerous other risks, including: (i) a slowdown or delay in SPI’s deployment of our products could significantly reduce demand for our products; (ii) current or future economic conditions could negatively affect SPI and cause them to significantly reduce operations, or file for bankruptcy; and (iii) concentration of accounts receivable credit risk, which could have a material adverse effect on our liquidity and financial condition if SPI declared bankruptcy or delayed payments due under the Supply Agreement.

SPI has significant influence over key decision making of the Company, the Melodious Group may have the ability to significantly influence key decision making and either or both SPI and/or the Melodious Group may ultimately acquire complete control of the Company.

On July 13, 2015, in connection with the closing of the transaction between the Company and SPI, we issued to SPI 8,000,000 shares of our common stock and preferred stock and a warrant that, assuming full conversion and exercise, would result in the ownership by SPI of an additional 92,000,600 shares of our common stock. SPI has since sold to the Melodious Group its 8,000,000 common shares, which represent approximately 17% of the outstanding common stock of the Company, and preferred stock potentially convertible into approximately 17.0 million shares of common stock. As a result, the Melodious Group may have the ability to exert influence over the outcome of matters submitted to our shareholders for approval. Although SPI has sold to the Melodious Group its common stock and a portion of its shares of preferred stock, SPI continues to own securities potentially convertible and exercisable into a significant number of shares of our common stock. Additionally, the certificate of designations, preferences, rights and limitations of the Series C Preferred Stock allow its holders to vote on an as-converted basis on amendments to the Company’s Articles of Incorporation and Bylaws. Assuming the full conversion of the preferred stock and the full exercise of SPI’s warrant (and that no other shares of common stock are issued pursuant to the exercise or conversion of outstanding derivative securities or otherwise), SPI and the Melodious Group would collectively own greater than a majority of our outstanding common stock and would have the ability to exert complete control of the Company. As shareholders, SPI and the Melodious Group are entitled to vote their shares in their own interest, which may not always be in the interest of our shareholders generally.

Additionally, the Company is party to a Governance Agreement with SPI (the “Governance Agreement”). Under the Governance Agreement, SPI is entitled to nominate one director to our board of directors for so long as SPI holds at least 10,000 convertible preferred shares or 25 million shares of common stock or common stock equivalents (the “Requisite Shares”). Even following SPI’s sale of securities to the Melodious Group, SPI continues to hold the Requisite Shares. Although in light of SPI’s breach of the Supply Agreement the conversion of the preferred stock may be less likely to occur, (1) following the time, if ever, at which the Series C-2 Preferred Stock has become convertible in full, SPI will be entitled to nominate a total of two directors and (2) following the time, if ever, at which the Series C-3 Preferred Stock has become convertible in full, SPI will be entitled to nominate a total of three directors. The more representation that SPI has on our board of directors, the more it will be able to influence the direction of the Company.

The Governance Agreement also provides that for so long as SPI holds the Requisite Shares, we will not take certain actions without the affirmative vote of SPI, including the following: (a) change the number or manner of appointment of the directors on the board; (b) other than in the ordinary course of conducting the Company’s business, cause the incurrence, issuance, assumption, guarantee or refinancing of any debt if the aggregate amount of such debt and all other outstanding debt of the Company exceeds $10 million; (c) cause the acquisition of an interest in any entity or the acquisition of a substantial portion of the assets or business of any entity or any division or line of business thereof or any other acquisition of material assets, in any such case where the consideration paid exceeds $2 million, or cause the Company to engage in certain other Fundamental Transactions (as defined in the certificate of designation of preferences, rights and limitations of the Series C Convertible Preferred Stock); (d) cause the entering into by the Company of any agreement, arrangement or transaction with an affiliate that calls for aggregate payments (other than payment of salary, bonus or reimbursement of reasonable expenses) in excess of $120,000; (e) cause the commitment to capital expenditures in excess of $7 million during any fiscal year; (f) cause the selection or replacement of our auditors; (g) enter into of any partnership, consortium, joint venture or other similar enterprise involving the payment, contribution, or assignment by the Company or to the Company of money or assets greater than $5 million; (h) amend or otherwise change our Articles of Incorporation or Bylaws or equivalent organizational documents of the Company or any subsidiary in any manner that materially and adversely affects any rights of SPI; or (i) grant, issue or sell any equity securities (with certain limited exceptions, including firm commitment underwritten public offerings). These veto rights provide SPI with significant influence over the Company’s operations and strategy. The Governance Agreement does not expressly provide that termination of the Supply Agreement would terminate SPI’s rights under the Governance Agreement and such rights may continue following termination of the Supply Agreement. SPI may choose to exert its influence in a manner that is not in the best interests of our general shareholders.

Our business could be negatively affected as a result of actions by activist shareholders.

Campaigns by shareholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term shareholder value through various corporate actions such as proxy contests, financial or operational restructuring, or sales of assets or the entire company. We have recently seen some investors increase their ownership positions in our common stock. In particular, the Melodious Group filed with the SEC an amendment to its Schedule 13D reporting that such persons had accumulated a total of 14,436,666 shares of the Company’s common stock, which represents approximately 30% of the Company’s total outstanding shares of common stock. In the Schedule 13D, the Melodious Group stated, among other things, that they intend to appoint several candidates to the Company’s board of directors. Further, SPI, which sold a portion of its holdings to the Melodious Group, continues to own securities potentially convertible and exercisable into a significant number of shares of our common stock. There can be no assurance that these shareholders’ interests will not conflict with the interests of our other shareholders.

Actions by shareholder activists, including proxy contests for director elections, could adversely affect our business because:

•	responding to a proxy contest and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;
•	perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and
•	if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our business strategy and create shareholder value.

We have implemented, and Wisconsin law contains, anti-takeover provisions that may adversely affect the rights of holders of our common stock.

Our articles of incorporation and by-laws contain provisions that could have the effect of discouraging or making it more difficult for someone to acquire us through a tender offer, a proxy contest or otherwise, even though such an acquisition might be economically beneficial to our shareholders. These provisions include a board of directors divided into three classes of directors serving staggered terms of three years each, an advance notice procedure for shareholder proposals to be brought before an annual meeting of our shareholders, including proposed nominations of persons for election to our board of directors, and requiring approval by three quarters of our outstanding common stock to amend our articles of incorporation or by-laws.

Additionally, we are subject to the Wisconsin Business Corporation Law, which contains several provisions that could have the effect of discouraging non-negotiated takeover proposals or impeding a business combination. These provisions include:

•	requiring a supermajority vote of shareholders, in addition to any vote otherwise required, to approve business combinations with certain “significant shareholders” not meeting adequacy of price standards;

•	prohibiting some business combinations between an “interested shareholder” and us for a period of three years, unless the combination was approved by our board of directors prior to the time the shareholder became a 10% or greater beneficial owner of our shares or under some other circumstances;

•	limiting actions that we can take while a takeover offer for us is being made or after a takeover offer has been publicly announced; and

•	limiting the voting power of certain shareholders who own more than 20% of our stock.

These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Wisconsin, the Wisconsin control share acquisition statute and Wisconsin’s “fair price” and “business combination” provisions, in addition to other provisions of Wisconsin law, would apply and limit the ability of an acquiring person to engage in certain transactions or to exercise the full voting power of acquired shares under certain circumstances. As a result, offers to acquire us, which may represent a premium over the available market price of our common stock, may be withdrawn or otherwise fail to be realized.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On October 18, 2016, certain persons associated with Melodious Investments Company Limited (the “Reporting Persons”) filed with the Securities and Exchange Commission (the “SEC”) Amendment No. 3 to Schedule 13D reporting that such persons had accumulated a total of 14,436,666 shares of the Company’s common stock, which represents approximately 30% of the Company’s total outstanding shares of common stock.  In the Schedule 13D the Reporting Persons stated, among other things, that they intend to appoint several candidates to the Company’s board of directors.

Under the Wisconsin Business Corporation Law (the “WBCL”) and the control share voting restrictions contained in Section 180.1150 therein, the voting power of shares of certain publicly traded Wisconsin corporations, like the Company, held by any person or persons “acting as a group for the purpose of acquiring or holding securities” (including shares issuable upon conversion of convertible securities or upon exercise of options or warrants) in excess of 20% of the voting power in the election of directors is limited to 10% of the full voting power of those shares. This voting restriction applies to shareholders of certain publicly traded Wisconsin corporations, like the Company, unless such corporation has affirmatively provided otherwise in its articles of incorporation or another exemption applies.  These control share voting restrictions are applicable to the Reporting Persons because the Company has not affirmatively opted out of such restrictions in its articles of incorporation and no other exemption applies. As a result, even though as of October 18, 2016 the Reporting Persons held approximately 30% of the Company’s total outstanding shares of common stock, if there were a matter put to the vote of shareholders as of such date, the Reporting Persons’ shares would only represent 22.5% of the total votes that would decide such matter.  If the Reporting Persons were to acquire an additional 9.5 million shares, they would hold approximately 50% of the Company’s total outstanding shares of common stock, but such shares would only represent approximately 30% of the total votes eligible to be cast by the Company’s shareholders.  The full voting rights of the shares held by the Reporting Persons can, however, be restored by a majority vote of the Company’s board of directors or a majority vote of the Company’s shareholders at a meeting called specifically for that purpose.

In addition, under the WBCL and the business combination restrictions contained in Sections 180.1140 to 180.1144 therein, certain Wisconsin corporations, like the Company, may not complete a business combination (generally defined as certain mergers or share exchanges, sales of assets, issuances of stock or rights to purchase stock and other related party transactions merger or share exchange) with a person who is the beneficial owner of 10% or more of the voting power of the corporation’s outstanding voting stock (an “interested stockholder”) within three years following the date of the share acquisition that caused the person to become an interested stockholder, unless the corporation’s board of directors approved such share acquisition before it took place. Because the Company’s board of directors did not approve the Reporting Persons’ acquisition of shares of the Company’s common stock, these restrictions would apply to any potential business combination involving the Reporting Persons.”

Item 6. EXHIBITS

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned on November 10, 2016 thereunto duly authorized.

ENSYNC, INC.

By:	/s/ Bradley L. Hansen
Name: Title:	Bradley L. Hansen Chief Executive Officer and President and Director
(Principal Executive Officer)

By:	/s/ Frederick P. Vaske
Name: Title:	Frederick P. Vaske Chief Administrative Officer
(Principal Administrative Officer)

By:	/s/ Dilek Wagner
Name: Title:	Dilek Wagner Vice President of Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to

3.1	Articles of Incorporation of EnSync, Inc., as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

3.2	Articles of Amendment to Articles of Incorporation of EnSync, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2016

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 14, 2015

3.5	Amended and Restated By-laws of EnSync, Inc. (as of November 4, 2009)	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

4.2	Form of Underwriter Warrant	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 10, 2012

4.2	Form of Warrant	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 2, 2012

4.4	Form of Warrant	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 27, 2013

4.5	Form of Warrant issued to Solar Power, Inc.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 17, 2015

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

