Form 10-Q
period 2016-12-31
EnSync, Inc.
filed 2017-02-14
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ Yes   ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of February 14, 2017
Common Stock, $0.01 Par Value Per Share	48,010,347

ENSYNC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EnSync, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	December 31, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$17,566,271	$17,189,089
Accounts receivable, net	372,843	172,633
Inventories, net	1,839,077	1,869,942
Prepaid expenses and other current assets	250,017	600,591
Customer intangible assets	8,249	76,293
Note receivable	177,189	171,140
Deferred PPA project costs	-	5,690,307
Deferred customer project costs	164,507	419,765
Project assets	11,175	1,190,853
Total current assets	20,389,328	27,380,613
Long-term assets:
Property, plant and equipment, net	3,610,693	3,889,106
Investment in investee company	2,163,894	2,165,626
Goodwill	809,363	809,363
Right of use assets-operating leases	103,833	27,264
Total assets	$27,077,111	$34,271,972

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$336,837	$332,707
Accounts payable	569,338	569,226
Accrued expenses	771,081	501,031
Customer deposits	211,159	201,352
Accrued compensation and benefits	272,137	257,087
Total current liabilities	2,160,552	1,861,403
Long-term liabilities:
Long-term debt, net of current maturities	888,507	1,057,720
Deferred revenue	13,712,638	13,290,000
Other long-term liabilities	217,364	25,789
Total liabilities	16,979,061	16,234,912

Commitments and contingencies (Note 15)

Equity
Series B redeemable convertible preferred stock ($0.01 par value, $1,000 face value) 3,000 shares authorized and issued, 2,300 shares outstanding, preference in liquidation of $5,470,576 and $5,317,800 as of December 31, 2016 and June 30, 2016, respectively	23	23
Series C convertible preferred stock ($0.01 par value, $1,000 face value), 28,048 shares authorized, issued, and outstanding, preference in liquidation of $4,627,474 and $12,719,260 as of December 31, 2016 and June 30, 2016, respectively	280	280
Common stock ($0.01 par value); 300,000,000 authorized, 48,010,347 and 47,752,821 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	1,188,418	1,185,843
Additional paid-in capital	138,706,163	137,585,233
Accumulated deficit	(129,469,535)	(120,550,108)
Accumulated other comprehensive loss	(1,586,333)	(1,585,583)
Total EnSync, Inc. equity	8,839,016	16,635,688
Noncontrolling interest	1,259,034	1,401,372
Total equity	10,098,050	18,037,060
Total liabilities and equity	$27,077,111	$34,271,972

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Revenues
Product sales	$1,561,569	$335,694	$9,218,130	$486,230
Engineering and development	175,000	46,567	175,000	169,007
Total revenues	1,736,569	382,261	9,393,130	655,237

Costs and expenses
Cost of product sales	1,731,558	323,289	9,497,701	304,608
Cost of engineering and development	-	82,020	937,725	136,167
Advanced engineering and development	1,077,140	2,015,364	2,078,468	3,691,652
Selling, general, and administrative	3,035,704	2,287,978	5,588,155	4,514,952
Depreciation and amortization	201,712	181,066	356,069	359,656
Total costs and expenses	6,046,114	4,889,717	18,458,118	9,007,035

Loss from operations	(4,309,545)	(4,507,456)	(9,064,988)	(8,351,798)

Other income (expense)
Equity in gain (loss) of investee company	(25,387)	(20,889)	(1,732)	(68,597)
Interest income	11,269	14,094	22,627	18,710
Interest expense	(13,107)	(12,517)	(26,104)	(27,647)
Other income	-	-	8,432	76,437
Total other income (expense)	(27,225)	(19,312)	3,223	(1,097)

Loss before expense (benefit) for income taxes	(4,336,770)	(4,526,768)	(9,061,765)	(8,352,895)

Expense (benefit) for income taxes	-	(640)	-	(640)
Net loss	(4,336,770)	(4,526,128)	(9,061,765)	(8,352,255)
Net loss attributable to noncontrolling interest	60,065	80,424	142,338	149,141
Net loss attributable to EnSync, Inc.	(4,276,705)	(4,445,704)	(8,919,427)	(8,203,114)
Preferred stock dividend	(77,331)	(70,058)	(152,776)	(146,580)
Net loss attributable to common shareholders	$(4,354,036)	$(4,515,762)	$(9,072,203)	$(8,349,694)

Net loss per share
Basic and diluted	$(0.09)	$(0.10)	$(0.19)	$(0.18)

Weighted average shares - basic and diluted	47,849,343	47,348,603	47,801,474	46,673,751

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Net loss	$(4,336,770)	$(4,526,128)	$(9,061,765)	$(8,352,255)
Foreign exchange translation adjustments	(1,517)	1,377	(750)	(273)
Comprehensive loss	(4,338,287)	(4,524,751)	(9,062,515)	(8,352,528)
Net loss attributable to noncontrolling interest	60,065	80,424	142,338	149,141
Comprehensive loss attributable to EnSync, Inc.	$(4,278,222)	$(4,444,327)	$(8,920,177)	$(8,203,387)

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock				Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-inCapital	Accumulated Deficit	Comprehensive Income (Loss)	Noncontrolling Interest

Balance: June 30, 2015	2,575	$26	-	$-	39,129,334	$1,099,608	$117,104,936	$(102,674,049)	$(1,589,486)	$1,734,194

Net loss								(17,876,058)		(386,436)
Net currency translation adjustment									3,903
Issuance of common and preferred stock, net of costs and underwriting fees			28,048	280	8,000,000	80,000	19,211,913
Stock-based compensation					270,791	2,708	1,271,908
Contribution of capital from noncontrolling interest										53,614
Conversion of preferred stock	(275)	(3)			352,696	3,527	(3,524)
Balance: June 30, 2016	2,300	23	28,048	280	47,752,821	1,185,843	137,585,233	(120,550,108)	(1,585,583)	1,401,372

Net loss								(8,919,427)		(142,338)
Net currency translation adjustment									(750)
Stock-based compensation					108,364	1,083	1,054,022
Exercise of stock options					120,000	1,200	67,200
Exercise of warrants					29,162	292	(292)
Balance: December 31, 2016	2,300	$23	28,048	$280	48,010,347	$1,188,418	$138,706,163	$(129,469,535)	$(1,586,333)	$1,259,034

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended December 31,
	2016	2015
Cash flows from operating activities
Net loss	$(9,061,765)	$(8,352,255)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	290,132	345,209
Amortization of customer intangible assets	68,044	14,447
Stock-based compensation, net	1,055,105	463,539
Equity in (gain) loss of investee company	1,732	68,597
Provision for inventory reserve	181,197	-
Gain on sale of property and equipment	(8,432)	-
Interest accreted on note receivable	(6,049)	(6,049)
Gain on bargain purchase	-	(76,437)
Changes in assets and liabilities
Accounts receivable	(203,639)	27,385
Inventories	(150,332)	(1,475,481)
Prepaids and other current assets	350,392	(154,961)
Deferred PPA project costs	5,690,307	(159,978)
Deferred customer project costs	255,258	-
Project assets	1,179,678	(5,603,034)
Accounts payable	112	354,301
Accrued expenses	246,610	(731,570)
Customer deposits	9,807	(112,358)
Accrued compensation and benefits	15,050	37,737
Deferred revenue	422,638	13,290,000
Other long-term liabilities	137,983	-
Net cash provided by (used in) operating activities	473,828	(2,070,908)
Cash flows from investing activities
Cash paid for business combination	-	(225,829)
Change in restricted cash	-	(30)
Expenditures for property and equipment	(9,149)	(10,416)
Proceeds from sale of property and equipment	9,754	-
Net cash provided by (used in) investing activities	605	(236,275)
Cash flows from financing activities
Payment of financing costs	-	(261,982)
Repayments of long-term debt	(165,083)	(161,012)
Proceeds from issuance of preferred stock	-	13,300,000
Proceeds from issuance of common stock	-	6,800,000
Proceeds from the exercise of stock options	68,400	-
Contributions of capital from noncontrolling interest	-	45,000
Net cash (used in) provided by financing activities	(96,683)	19,722,006
Effect of exchange rate changes on cash and cash equivalents	(568)	(1,155)
Net increase in cash and cash equivalents	377,182	17,413,668
Cash and cash equivalents - beginning of period	17,189,089	10,757,461

Cash and cash equivalents - end of period	$17,566,271	$28,171,129

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,332	$27,795
Supplemental noncash information:
Right of use asset obtained in exchange for new finance lease	$13,521	$-
Right of use asset obtained in exchange for new operating lease	102,943	41,316
Asset retirement obligation	19,222	-

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

EnSync develops and commercializes distributed energy resource systems and internet of energy control platforms aiming to ensure the most cost-effective and resilient electricity, delivered from an electrical infrastructure that prioritizes the use of all available resources, including renewables, energy storage and the utility grid. As a project developer, our distinctive engagement methodology encompasses load analysis, system design consulting and technical and financial modeling to ensure energy systems are sized and optimized to meet the performance and value goals of our customers. EnSync delivers fully integrated systems utilizing proprietary direct current power control hardware, energy management software, and extensive experience with energy storage technologies. Our internet of energy control platform adapts to ever-changing generation and load variables, as well as changes in utility prices and programs, aiming to ensure the means to make and/or save money behind-the-meter while concurrently providing utilities the opportunity to use distributed energy resource systems for various grid enhancing services. The Company also develops and commercializes energy management systems for off-grid applications such as island or remote power.

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

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial data and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three and six months ended December 31, 2016 are not necessarily indicative of the results that might be expected for the year ending June 30, 2017.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, a note receivable, accounts payable, bank loans, notes payable, equipment financing, lease obligations, asset retirement obligations, equity instruments, and warrants. The carrying amounts of the Company’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, except for the bank loans, notes payable, equipment financing, asset retirement obligations, equity instruments, and warrants. The carrying amounts of the bank loans and notes payable approximates fair value due to the interest rate and terms approximating those available to us for similar obligations. The interest rate on the equipment financing obligation was imputed based on the requirements described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842-40-30-6. The asset retirement obligation is calculated as the present value of the estimated fair value of the future obligation using the Company’s credit-adjusted risk-free rate. The fair value of the nonconvertible attribute and conversion option of the Series C Preferred Stock and related Warrant was determined using the Option-Pricing Method (“OPM”) as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a “with” and “without” methodology to bifurcate the Series C Preferred conversion feature. The OPM model treats the various equity securities as call options on the total equity value contingent upon each security’s strike price or participation rights. The Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value estimated based on the back-solve methodology to reconcile the closing common stock price as of the valuation date; (ii) a term in alignment with the terms of our supply agreement with SPI Energy Co., LTD.; (iii) a risk free rate from the Federal Reserve Board’s H.15 release as of the transaction date; (iv) the volatility of the Company’s publicly traded stock price; and (v) the performance vesting requirements of the equity instruments that were expected to be met.

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

Accounts Receivable

Credit is extended based on an evaluation of a customer’s financial condition. Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. The Company writes off accounts receivable against the allowance when they become uncollectible. The Company had no allowance for doubtful accounts as of December 31, 2016. Accounts receivable are stated net of an allowance for doubtful accounts of $10,878 as of June 30, 2016. The composition of accounts receivable by aging category is as follows as of:

	December 31, 2016	June 30, 2016
Current	$120,636	$165,114
30-60 days	62,113	2,219
60-90 days	-	-
Over 90 days	190,094	5,300
Total	$372,843	$172,633

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

The customer intangible asset is comprised of the following as of:

	December 31, 2016	June 30, 2016
Gross carrying value	$169,322	$169,322
Accumulated amortization	(161,073)	(93,029)
Net carrying value	$8,249	$76,293

There was $68,044 of amortization expense recognized during the three and six months ended December 31, 2016. Amortization expense recognized during the three and six months ended December 31, 2015 was $8,447 and $14,447, respectively.

Note Receivable

The Company has one note receivable from an unrelated party. On June 20, 2016, the Company and the unrelated party amended the terms of the note receivable. The note matures on the earlier of (a) the date on which the unrelated party has secured a total of $500,000 or more in additional financing from any source or (b) December 31, 2016 and is classified as “Note receivable” in the financial statements. We regularly evaluate the financial condition of the borrower to determine if any reserve for an uncollectible amount should be established. On January 27, 2017 the Company negotiated new repayment terms with the borrower and extended the maturity date to the earlier of the date on which the borrower has secured a total of $500,000 or more in additional financing from any source and December 31, 2022. To date, no such reserve is required.

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

We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider a project commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. We consider a partially developed or partially constructed project commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets. We examine a number of factors to determine if the accumulated project costs will be recoverable, the most notable of which include whether there are any changes in environmental, ecological, permitting, market pricing, or regulatory conditions that impact the project. Such changes could cause the costs of the project to increase or the selling price of the project to decrease. If a project is not considered recoverable, we impair the respective project assets and adjust the carrying value to the estimated recoverable amount, with the resulting impairment recorded within operating expenses. The Company did not record any impairment charges during the three or six months ended December 31, 2016. The Company recognized $1.9 million of impairment charges during the year ended June 30, 2016.

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

The Company completed a review of the estimated useful lives of specific assets for the six months ended December 31, 2016 and determined that there were no changes in the estimated useful lives of assets.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, “Impairment or Disposal of Long-Lived Assets,” the Company assesses potential impairments to its long-lived assets including property, plant, equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate. Management has determined that there were no long-lived assets impaired as of December 31, 2016 and June 30, 2016.

Investment in Investee Company

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reported in the Company’s condensed consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Equity in gain (loss) of investee company” in the condensed consolidated statements of operations. The Company’s carrying value in an equity method investee company is reported in the caption “Investment in investee company’’ in the Company’s condensed consolidated balance sheets.

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

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of December 31, 2016 and June 30, 2016.

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

As of December 31, 2016 and June 30, 2016, included in the Company’s accrued expenses were $38,154 and $27,207, respectively, related to warranty obligations. The following is a summary of accrued warranty activity as of:

	December 31, 2016	June 30, 2016
Beginning balance	$27,207	$176,967
Accruals for warranties during the period	27,139	44,645
Settlements during the period	(170,680)	(318,698)
Adjustments relating to preexisting warranties	154,488	124,293
Ending balance	$38,154	$27,207

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

	December 31, 2016	June 30, 2016
Beginning balance	$-	$-
Deferred revenue for new extended warranty contracts	422,638	-
Deferred revenue recognized	-	-
Ending balance	422,638	-
Less: current portion of deferred revenue for extended warranty contracts	-	-
Long-term deferred revenue for extended warranty contracts	$422,638	$-

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

Total revenues of $1,736,659 and $9,393,130 were recognized for the three and six months ended December 31, 2016, respectively. Revenues for the three months ended December 31, 2016, were comprised of three significant customers (95.6% of revenues, collectively) and revenues for the six months ended December 31, 2016, were comprised of three significant customers (89.9% of revenues, collectively). Total revenues of $382,261 and $655,237 were recognized for the three and six months ended December 31, 2015, respectively. Revenues for the three months ended December 31, 2015 were comprised of two significant customers (75% of revenues, collectively) and revenues for the six months ended December 31, 2015 were comprised of two significant customers (76% of revenues, collectively).

The Company had four significant customers with outstanding receivable balances of $158,026, $69,014, $60,835, and $48,044 (42%, 19%, 16% and 13% of accounts receivable, net) as of December 31, 2016.  The Company had three significant customers with outstanding receivable balances of $31,000, $26,000, and $16,000 (37%, 31% and 19% of accounts receivable, net) as of December 31, 2015.

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

On December 16, 2013, the Company and Lotte entered into a Research and Development Agreement (the “R&D Agreement”) pursuant to which the Company has agreed to develop and provide to Lotte a 500kWh zinc bromide flow battery system, including a zinc bromide chemical flow battery module and related software (the “Product”), on the terms and conditions set forth in the R&D Agreement (the “Lotte Project”). Subject to the satisfaction of certain specified milestones, Lotte was required to make payments to the Company under the R&D Agreement totaling $3,000,000 over the term of the Lotte Project. We recognized revenue under the R&D Agreement based upon a Performance Based Method pursuant to the model described in FASB ASC Subtopic 980-605-25, where revenue is recognized based on the lesser of the amount of nonrefundable cash received or the amounts due based on the proportional amount of the total effort expected to be expended on the contract that has been provided to date as there does not exist substantial doubt that the milestones will be achieved. The Company recognized $0 and $175,000 of revenue under this agreement for the three and six months ended December 31, 2016, respectively. The Company recognized $46,567 and $169,007 of revenue under the R&D Agreement for the three and six months ended December 31, 2015, respectively.

Additionally, on December 16, 2013, we entered into an Amended License Agreement with Lotte (the “Amended License Agreement”). Pursuant to the Amended License Agreement, we granted to Lotte (1) an exclusive and royalty-free limited license in South Korea to use the Company’s zinc bromide flow battery module, zinc bromide flow battery stack and the technical information and know how related to the intellectual property arising from the Lotte Project (collectively, the “Technology”) to manufacture or sell a zinc bromide flow battery (the “Lotte Product”) in South Korea and (2) a non-exclusive (a) royalty-free limited license for Lotte and its affiliates to use the Technology internally in all locations other than China and South Korea to manufacture the Lotte Product and (b) royalty-bearing limited license to sell the Lotte Product in all locations other than China, the United States and South Korea. Lotte was required to pay us a total license fee of $3,000,000 under the Amended License Agreement plus up to an additional $1,000,000 if certain specific milestones are successfully achieved. In addition, Lotte is required to make ongoing royalty payments to the Company equal to a single digit percentage of Lotte’s net sales of the Lotte Product outside of South Korea until December 31, 2019. The original license fees were subject to a 16.5% non-refundable Korea withholding tax.

Overall since December 16, 2013 through December 31, 2016 there were $5,425,000 of payments received and $5,425,000 of revenue recognized under the Lotte R&D and Amended License Agreements. The Company does not expect to receive any additional cash payments under these agreements.

Engineering and development costs related to the Lotte Project totaled $0 and $937,725 for the three and six months ended December 31, 2016, respectively. Engineering and development costs related to the Lotte Project totaled $82,020 and $136,167 for the three and six months ended December 31, 2015, respectively. As of December 31, 2016 and June 30, 2016, the Company had no unbilled amounts from engineering and development contracts in process.

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

Advertising Expense

Advertising costs of $3,007 and $21,115 were incurred for the three and six months ended December 31, 2016, respectively. Advertising costs of $3,603 and $10,259 were incurred for the three and six months ended December 31, 2015, respectively. These costs were charged to selling, general, and administrative expenses as incurred.

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” FASB ASC Topic 740 requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized. There were no net deferred income tax assets recorded as of December 31, 2016 and June 30, 2016.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s U.S. Federal income tax returns for the years ended June 30, 2013 through June 30, 2016 and the Company’s Wisconsin and Australian income tax returns for the years ended June 30, 2012 through June 30, 2016 are subject to examination by taxing authorities. As of December 31, 2016, there were no examinations in progress.

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

Loss per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded. For the three and six months ended December 31, 2016 and December 31, 2015 there were 16,539,067 and 13,388,294 shares of common stock underlying convertible preferred stock, options, restricted stock units and warrants that are excluded, respectively.

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

In May 2016, the FASB issued ASU 2016-11 – Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update). ASU 2016-11 rescinds the certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities – Oil and Gas, effective upon the adoption of Topic 606. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (a) Revenue and Expense Recognition for Freight Services in Process, (b) Accounting for Shipping and Handling Fees and Costs, (c) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), (d) Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”). In addition, as a result of the amendments in Update 2014-16, the SEC staff is rescinding its SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” effective concurrently with ASU 2014-16. The Company is currently evaluating the effects of ASU 2016-11 on its condensed consolidated financial statements.

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

Terms of the Purchased Preferred Shares

The Purchased Preferred Shares are perpetual, are not eligible for dividends, and are not redeemable. Upon any liquidation, dissolution, or winding up of the Company (a “Liquidation”) or a Fundamental Transaction (as defined in the Certificate of Designation for the Series C Preferred Stock), holders of the Purchased Preferred Shares are entitled to receive out of the assets of the Company an amount equal to the higher of (1) the Stated Value, which was $28,048,000 as of December 31, 2016 and (2) the amount payable to the holder if it had converted the shares into common stock immediately prior to the Liquidation or Fundamental Transaction, for each share of the Purchased Preferred Stock after any distribution or payment to the holders of the Series B Preferred Stock and before any distribution or payment shall be made to the holders of the Company’s existing Common Stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed shall be ratably distributed in accordance with respective amount that would be payable on such shares if all amounts payable thereon were paid in full, which was $4,627,474 as of December 31, 2016.

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

If SPI complies with the provisions of the Supply Agreement, as discussed below, it will make sufficient purchases for each tranche of the Purchased Preferred Shares to vest and become convertible over the next 3 years. However, the shares will become convertible whenever final payment is received for the specified purchases, even if the payments are made later or earlier than the schedule laid out in the Supply Agreement. As of December 31, 2016, no purchases had been made under the Supply Agreement and the Purchased Preferred Shares were therefore not convertible. Additionally, if SPI fails to cure the breach of its terms of the Supply Agreement by July 13, 2017, and EnSync terminates the Supply Agreement, or if EnSync otherwise elects to terminate the Supply Agreement (as described below), it will no longer be possible for SPI to satisfy the conditions that would have enabled it to convert any shares of the Series C Preferred Stock it then holds into shares of EnSync common stock.

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

If SPI complies with the provisions of the Supply Agreement, as discussed below, it will make sufficient purchases for the Warrant to vest and become exercisable prior to its termination. As of December 31, 2016, no purchases had been made under the Supply Agreement and the Warrant was therefore not vested or exercisable. Additionally, if SPI fails to cure the breach of its terms of the Supply Agreement by July 13, 2017, and EnSync terminates the Supply Agreement, or if EnSync otherwise elects to terminate the Supply Agreement (as described below), it will no longer be possible for the Warrant to become exercisable. The closing price of the Company’s common stock at December 31, 2016 was $0.72, which was below the exercise price of the Warrant, as such, the Warrant was out-of-the-money at that date.

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

Delivery by EnSync of Notice of Default under Supply Agreement

On October 24, 2016, EnSync delivered a formal Notice of Default under the Supply Agreement due to SPI’s failure to meet its purchase obligations under the Supply Agreement. In the Notice of Default, EnSync informed SPI that, to cure its breach of the terms of the Supply Agreement by November 23, 2016, SPI must (i) purchase and pay for Products (and related Services) (each defined in the Supply Agreement) from EnSync with a minimum total aggregated 5 megawatts of rated power, with discharge time of two or more hours and (ii) order additional Products (and related Services) from EnSync with an additional minimum total aggregated 10 megawatts of rated power, with discharge time of two or more hours, including paying a 50% deposit for such Products (and related Services). In light of ongoing discussions with SPI, on January 26, 2017, the Company conditionally extended to July 13, 2017, the deadline by which SPI must cure its failure to meet its purchase obligations under the Supply Agreement. The Company has reserved the right to terminate the Supply Agreement prior to the extended deadline if the continuing discussions with SPI reach an impasse. If SPI fails to cure its breach of terms by July 13, 2017, and we terminate the Supply Agreement, or if we otherwise terminate the Supply Agreement as described above, it will no longer be possible for SPI to satisfy the conditions that would have enabled it to convert any shares of Series C Preferred Stock it then holds into shares of common stock. Similarly, it will no longer be possible for the Warrant to become exercisable.

Accounting for the Securities Purchase Agreement and the Supply Agreement

At closing of the SPI transaction on July 13, 2015, the Company recognized the fair value of the Purchased Common Shares ($6.8 million, determined by reference to the closing price of the Company’s common stock on the NYSE MKT) as an increase to equity. The Company also recognized as equity the fair value of the Series C Preferred Stock ignoring the contingent convertibility on the closing date. The closing date fair value of the Series C Preferred Stock ignoring the contingent convertibility of those shares was estimated at $13.3 million. This price was determined using the Option-Pricing Method (“OPM”) as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a “with” and “without” methodology to bifurcate the Series C Preferred conversion feature. The OPM model treats the various equity securities as call options on the total equity value contingent upon each securities strike price or participation rights. At closing of the transaction, the Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value of $122.8 million, estimated based on the back-solve methodology to reconcile the closing common stock price ($0.85) as of the valuation date; (ii) a term of four years, in alignment with the terms of the Supply Agreement; (iii) a risk free rate of 1.4%, from the Federal Reserve Board’s H.15 release as of the transaction date; (iv) a volatility of 101.3%, based on the volatility of the Company’s publicly traded stock price; and (v) the performance vesting requirements of the Purchased Preferred Shares were expected to be met.

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

As SPI does not face a penalty for not purchasing Projects under the Supply Agreement beyond the convertibility of the Purchased Preferred Shares and the exercisability of the Warrant, FASB ASC Topic 505-50, “Equity – Equity-Based Payments to Non-Employees,” requires that the fair value of each tranche of Series C Preferred Stock be updated at each reporting date until that tranche vests according to its terms, and that the fair value of the Warrant be updated at each reporting date until the Warrant vests according to its terms.

As of December 31, 2016, the value of the conversion option on the Series C Preferred Stock was estimated to be $3.2 million and the value of the Warrant was estimated to be $264,000, which was determined using the Option-Pricing Method (“OPM”) as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a “with” and “without” methodology to bifurcate the Series C Preferred conversion feature. The OPM model treats the various equity securities as call options on the total equity value contingent upon each security’s strike price or participation rights. At December 31, 2016, the Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value of $64.4 million, estimated based on the back-solve methodology to reconcile the closing common stock price ($0.72) as of the valuation date; (ii) a term of 2.5 years, in alignment with the terms of the Supply Agreement; (iii) a risk free rate of 1.34%, from the Federal Reserve Board’s H.15 release as of the transaction date; (iv) a volatility of 102.2%, based on the volatility of the Company’s publicly traded stock price; and (v) the performance vesting requirements of the equity instruments were expected to be met.

As no sales under the Supply Agreement occurred prior to December 31, 2016, no revenue has been recognized pursuant to the Supply Agreement, and no amounts related to the convertibility option on the Series C Preferred Stock or the Warrant have been reflected in the financial statements.

Terms of Governance Agreement

In connection with the closing of the SPI transaction and pursuant to the Securities Purchase Agreement, the Company entered into a Governance Agreement with SPI (the “Governance Agreement”).  Under the Governance Agreement, SPI is entitled to nominate one director to the Company’s board of directors for so long as SPI holds at least 10,000 Purchased Preferred Shares or 25 million shares of Common Stock or Common Stock equivalents (the “Requisite Shares”).  Additionally, for so long as SPI holds the Requisite Shares (1) following the time at which the Series C-2 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of two directors and (2) following the time at which the Series C-3 Preferred Stock shall have become convertible in full, SPI shall be entitled to nominate a total of three directors; provided in no event shall SPI be entitled to nominate a number of directors to the Board that would represent a percentage of the Board greater than the percentage determined by dividing the number of Common Stock Equivalents held by SPI by the sum of (A) the total shares of the Company’s Common Stock outstanding and (B) the number of shares of Common Stock into which the Preferred Stock held by SPI is convertible.

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

Additionally, the Governance Agreement provides a preemptive right to SPI in the case of issuances of equity securities. As of June 30, 2016, SPI owned approximately 17% of the Company’s outstanding common stock. As of December 31, 2016, SPI did not own any shares of the Company’s outstanding common stock.

On August 30, 2016, SPI entered into a share purchase agreement (the “Share Purchase Agreement”) with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious all of the Purchased Common Shares, all 7,012 outstanding shares of Series C-1 Preferred Stock and 4,341 shares of Series C-2 Preferred Stock for a total purchase price of $17.0 million (which is equal to the price SPI paid for such securities). The Share Purchase Agreement provides that if the purchased shares of Series C-1 Preferred Stock and Series C-2 Preferred Stock are not converted into shares of common stock within six months following the closing date, Melodious will have the right to require SPI to repurchase such shares for a price equal to approximately 102% of the price paid by Melodious for such shares (plus 10% interest accrued from the closing date). Following the sale of such securities, SPI continues to hold the Requisite Shares, and the Governance Agreement remains in effect.

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

In connection with the Joint Venture, on August 30, 2011, the Company and certain of its subsidiaries entered into the following agreements:

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

In connection with the Joint Venture, upon establishment of Meineng Energy, the Company and certain of its subsidiaries also entered into the following agreements:

•	Management Services Agreement by and between Meineng Energy and Holdco (the “Management Services Agreement”);
•	License Agreement by and between Holdco and Meineng Energy (the “License Agreement”); and
•	Research and Development Agreement by and between the Company and Meineng Energy (the “Research and Development Agreement”).

Pursuant to the China JV Agreement, Meineng Energy was capitalized with approximately $13.6 million of equity capital. The Company’s only capital contributions to the Joint Venture were the contribution of technology to Meineng Energy via the License Agreement and $200,000 in cash. The Company’s indirect interest in Meineng Energy equaled approximately 33%. On August 12, 2014, Meineng Energy received a cash investment of 20,000,000 RMB (approximately $3.2 million) from Wuhu Fuhai-Haoyan Venture Investment, L.P., a branch of Shenzhen Oriental Fortune Capital Co., Ltd., for a post-closing equity position of 8%. Required governmental approval was obtained in October 2014. This investment capital was used to fund ongoing operations and development of the China market, and provided Meineng Energy a 250,000,000 RMB (approximately $42 million) post-closing valuation. Following this investment, the Company’s indirect investment in Meineng Energy equals approximately 30%. The Company’s indirect gain as a result of the investment was $775,537, which is net of the gain attributable to the noncontrolling interest of $481,870.

The Company’s investment in Meineng Energy was made through Holdco. Pursuant to the Holdco Agreement, the Company contributed technology to Holdco via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest. PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest. The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011. The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012. For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s condensed consolidated financial statements as a noncontrolling interest. As of December 31, 2016, the Company’s indirect investment in the China JV was $848,985.

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

Activity with Meineng Energy for the three and six months ended December 31, 2016 and December 31, 2015 is summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Product sales to Meineng Energy	$9,447	$54,092	$68,594	$54,092
Cost of product sales to Meineng Energy	10,242	39,129	72,056	39,129
Product purchases from Meineng Energy	41,609	645,896	752,190	646,198

As of December 31, 2016 and June 30, 2016, the total amount due to Meineng Energy is as follows:

	December 31, 2016	June 30, 2016
Net amount due from (due to) Meineng Energy	$(16,417)	$(85,011)

The operating results for Meineng Energy for the three and six months ended December 31, 2016 and December 31, 2015 are summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Revenues	$359,676	$708,523	$1,138,831	$720,477
Gross profit (loss)	5,431	46,939	108,852	20,928
Income (loss) from operations	(301,164)	(313,756)	(504,051)	(692,410)
Net income (loss)	(291,537)	(298,967)	(479,010)	(656,620)

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

The fair value of total consideration paid includes (1) $225,829 of cash, and (2) $101,297 of contingent consideration. The contingent consideration is comprised of 20% of the value of the unbilled portions of certain purchased assets. Holu will pay immediately to the Seller any amount of the contingent consideration collected in full after the closing date. Holu is not obligated to pay the Seller any amount not collected in full after six months after the date of a project’s completion. All acquired projects are expected to be completed and billed within the next 12 months. As of December 31, 2016, $14,453 of the contingent liability has been settled and the Company expects to pay the entire contingent consideration.

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

NOTE 5 – MANAGEMENT’S PLANS AND FUTURE OPERATIONS

The accompanying condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $8,919,427 attributable to EnSync, Inc. for the six months ended December 31, 2016, and as of December 31, 2016 had an accumulated deficit of $129,469,535 and total EnSync, Inc. equity of $8,839,016. The ability of the Company to settle its total liabilities of $16,979,061 and to continue as a going concern is dependent upon increasing revenues and achieving profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We believe that cash and cash equivalents on hand at December 31, 2016 and other potential sources of cash, will be sufficient to fund our current operations through the first quarter of fiscal year 2018. However, there can be no assurances that unforeseen circumstances will not require the Company to raise additional investment capital to fund its operations. If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 6 – INVENTORIES

Net inventories are comprised of the following as of:

	December 31, 2016	June 30, 2016
Raw materials	$1,782,596	$1,857,471
Work in progress	56,481	12,471
Total	$1,839,077	$1,869,942

NOTE 7 – NOTE RECEIVABLE

On September 23, 2014, the Company was issued a $150,000 convertible promissory note from an unrelated party. The note accrues interest at 8% per annum on the outstanding principal amount. The note matures on the earlier of (a) the date on which the unrelated party has secured a total of $500,000 or more in additional financing from any source or (b) December 31, 2016, and is classified as “Note receivable” in the financial statements. If at the maturity date the note and accrued interest has not been paid in full, the Company may convert the principal and interest outstanding into shares of the unrelated party’s convertible preferred stock at the then-current valuation. On January 27, 2017 the Company negotiated new repayment terms with the borrower and extended the maturity date to the earlier of the date on which the borrower has secured a total of $500,000 or more in additional financing from any source and December 31, 2022. To date no such reserve is required.

NOTE 8 – PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of:

	December 31, 2016	June 30, 2016
Land	$217,000	$217,000
Building and improvements	3,931,129	3,931,129
Manufacturing equipment	3,938,274	3,953,788
Office equipment	433,509	424,359
Total, at cost	8,519,912	8,526,276
Less: accumulated depreciation	(4,909,219)	(4,637,170)
Property, plant and equipment, net	$3,610,693	$3,889,106

The Company recorded depreciation expense of $133,668 and $290,132 for the three and six months ended December 31, 2016, respectively. The Company recorded depreciation expense of $172,619 and $345,209 for the three and six months ended December 31, 2015, respectively.

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

Information with respect to the carrying amount of goodwill is as follows as of:

	December 31, 2016	June 30, 2016
Beginning balance	$809,363	$803,079
Goodwill acquired during the year	-	6,284
Ending balance	$809,363	$809,363

NOTE 10 – DEBT

The Company’s debt consisted of the following as of:

	December 31, 2016	June 30, 2016
Current maturities of long-term debt	$336,837	$332,707
Long-term debt	888,507	1,057,720
Total	$1,225,344	$1,390,427

Bank loans, notes payable, and other debt consisted of the following as of:

	December 31, 2016	June 30, 2016

Note payable to Wisconsin Econcomic Development Corporation payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase by a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement.	$396,684	$534,009

Bank loan payable in fixed monthly installments of $6,800 of principal and interest at a rate of 0.25% below prime, as defined, subject to a floor of 5% with any remaining principal and interest due at maturity on June 1, 2018; collateralized by the building and land.	496,834	524,592

Equipment finance obligation, interest payable in quarterly installments ranging between $1,510 and $2,555 at an imputed interest rate of approximately 2.44% over 20 years. See Note 15 for discussion of sale-leaseback transaction.	331,826	331,826

	$1,225,344	$1,390,427

Maximum aggregate annual principal payments for fiscal periods subsequent to December 31, 2016 are as follows:

2017	$167,331
2018	317,499
2019	408,687
2020	-
2021	-
2022 and thereafter	331,826
$1,225,344

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

At the annual meeting of shareholders held on November 14, 2016, the Company’s shareholders approved an amendment of the Omnibus Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the Omnibus Plan by 4,000,000. The shareholders also approved an amendment of the 2012 Director Equity Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the 2012 Director Equity Plan by 1,200,000. As of December 31, 2016, there were a total of 2,767,294 shares available to be issued under the Omnibus Plan and 1,710,989 shares available to be issued under the 2012 Director Equity Plan.

In aggregate for all plans, at December 31, 2016, there were a total of 6,790,416 options and 5,592,697 RSUs outstanding.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the six months ended December 31, 2016 and December 31, 2015 using the Black-Scholes option-pricing model:

	Six months ended December 31,
	2016	2015
Expected life of option (years)	4	4
Risk-free interest rate	0.93 - 1.14%	1.14 - 1.38%
Assumed volatility	104.69 - 108.35%	100.77 - 101.70%
Expected dividend rate	0.00%	0.00%
Expected forfeiture rate	7.42 - 9.18%	6.23 - 7.97%

Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant. Compensation expense is recognized over the requisite service and performance periods.

During the three and six months ended December 31, 2016 and December 31, 2015, the Company’s results of operations include compensation expense for stock options and RSUs granted under its various equity incentive plans. The amount recognized in the condensed consolidated financial statements related to stock-based compensation was $849,653 and $1,122,305 based on the amortized grant date fair value of options and RSUs during the three and six months ended December 31, 2016, respectively. The amount recognized in the condensed consolidated financial statements related to stock-based compensation was $306,747 and $463,539, based on the amortized grant date fair value of options and RSUs during the three and six months ended December 31, 2015, respectively.

Information with respect to stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at June 30, 2015	1,577,778	$2.60
Options granted	4,782,100	0.49
Options forfeited	(248,518)	4.16
Balance at June 30, 2016	6,111,360	0.88	5.18
Options granted	1,022,500	0.58
Options exercised	(120,000)	0.57
Options forfeited	(223,444)	1.18
Balance at December 31, 2016	6,790,416	$0.83	6.59

The following table summarizes information relating to the stock options outstanding as of December 31, 2016:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.28 to $1.00	5,808,050	6.95	$0.50	933,721	6.29	$0.63
$1.01 to $2.50	684,316	5.69	1.50	364,231	5.11	1.67
$2.51 to $5.00	86,200	2.48	3.96	86,200	2.48	3.96
$5.01 to $6.95	211,850	1.33	6.48	211,850	1.33	6.48
Balance at December 31, 2016	6,790,416	6.59	$0.83	1,596,002	5.16	$1.82

During the six months ended December 31, 2016, options to purchase 1,022,500 shares were granted to employees exercisable at $0.35 to $1.02 per share based on various service-based and performance-based vesting terms from July 2016 through December 2019 and exercisable at various dates through December 2024. During the six months ended December 31, 2015, options to purchase 2,171,000 shares were granted to employees exercisable at $0.45 to $0.85 per share based on service based vesting terms from July 2015 through December 2018 and exercisable at various dates through December 2023.

The aggregate intrinsic value of outstanding options totaled $1,356,870 and was based on the Company’s adjusted closing stock price of $0.72 as of December 31, 2016.

A summary of the status of unvested employee stock options as of December 31, 2016, and June 30, 2016, and changes during the six months and years then ended is presented below:

	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at June 30, 2015	776,525	$1.19
Options granted	4,782,100	0.49
Options vested	(596,993)	0.89
Options forfeited	(109,265)	0.88
Balance at June 30, 2016	4,852,367	0.54	7.40
Options granted	1,022,500	0.58
Options vested	(510,169)	0.64
Options forfeited	(170,284)	0.85
Balance at December 31, 2016	5,194,414	$0.53	7.04

Total fair value of options granted for the six months ended December 31, 2016 and December 31, 2015 was $420,680 and $962,089, respectively. At December 31, 2016, there was $847,120 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.46 years.

The Company compensates its directors with RSUs and cash. On November 14, 2016, 581,816 RSUs were granted to the Company’s directors in partial payment of director’s fees through November 2017 under the 2012 Director Equity Plan. As of December 31, 2016, 145,454 of the RSUs from the November 14, 2016 grant had vested and there were $143,999 and $251,999 in director’s fees expense settled with RSUs for the three and six months ended December 31, 2016.

On November 14, 2016, the Company’s CEO was awarded 750,000 RSUs; 250,000 of these vested immediately and the remaining 500,000 will vest over the next two years. Additionally, an executive of the Company was awarded 340,000 RSUs that will vest in August of 2019.

On November 17, 2015, the Company’s CEO was awarded 1,500,000 RSUs. 750,000 of these RSUs vest over three years, beginning on November 17, 2016. As of December 31, 2016, 250,000 of the 750,000 that vest over three years beginning on November 17, 2016 from the November 17, 2015 grant had vested. The remaining 750,000 of these RSUs vest upon the satisfaction of certain performance targets that must be met on or before December 31, 2017.

As of December 31, 2016, there were 2,526,362 unvested RSUs and $2,058,812 in unrecognized compensation cost. Generally, shares of common stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

The table below summarizes the activity of the RSUs for the six months ended December 31, 2016 and the year ended June 30, 2016:

	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at June 30, 2015	1,936,035	$1.53
RSUs granted	2,364,000	0.50
Shares issued	(270,791)	0.63
Balance at June 30, 2016	4,029,244	1.03
RSUs granted	1,671,816	0.99
Shares issued	(108,363)	0.66
Balance at December 31, 2016	5,592,697	$1.04

NOTE 12 – WARRANTS

At December 31, 2016, the following warrants to purchase the Company’s common stock were outstanding and exercisable:

•	45,000 warrants are exercisable at $0.37 per share and expire in February 2019 issued as partial payment for services. In October 2016, 45,000 warrants were exercised via a cashless exercise resulting in the issuance of 29,162 shares of common stock of the Company.

•	306,902 warrants exercisable at $2.375 per share and which expire in June 2017 issued in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $12 million of common stock on June 19, 2012. In March 2014, 272,159 warrants were exercised via a cashless exercise resulting in the issuance of 53,048 shares of common stock of the Company.

•	511,604 warrants exercisable at $2.65 per share and which expire in May 2017 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes on May 1, 2012.

•	81,579 warrants were exercisable at $0.95 per share and expired in September 2016 issued as placement agent’s compensation in connection with the sale of $3.0 million of preferred stock on September 27, 2013 as described in Note 14.

•	1,710,525 warrants were exercisable at $0.95 per share and expired in September 2016 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $3.0 million of preferred stock on September 27, 2013 described in Note 14. In March 2014, 1,447,369 warrants were exercised via a cashless exercise resulting in the issuance of 850,169 shares of common stock of the Company.

•	224,375 warrants were exercisable at $5.20 per share and expired in September 2015 issued to certain purchasers of Company shares in March 2010.

•	71,667 warrants were exercisable at $6.65 per share and expired in August 2015 issued to certain purchasers of Company shares in August 2009.

•	15,000 warrants were exercisable at $2.10 per share and expired in July 2015 issued as partial payment for services.

•	6,300 warrants were exercisable at $5.00 per share and expired in July 2015 issued as partial payment for services.

The table below summarizes warrant balances and activity for the three months ended December 31, 2016 and the year ended June 30, 2016:

	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at June 30, 2015	2,927,952	$1.88
Warrants granted	45,000	0.37
Warrants expired	(317,342)	5.38
Balance at June 30, 2016	2,655,610	1.43
Warrants granted	-	-
Warrants exercised	(45,000)	0.37
Warrants expired	(1,792,104)	0.95
Balance at December 31, 2016	818,506	$2.55

NOTE 13 – BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and six months ended December 31, 2016 and December 31, 2015, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	As of December 31,
	2016	2015
Stock options and restricted stock units	12,383,113	7,709,122
Stock warrants	818,506	2,655,610
Series B preferred shares	3,337,448	3,023,562
Total	16,539,067	13,388,294

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

On August 30, 2016, SPI entered into a share purchase agreement (the “Share Purchase Agreement”) with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious all of the Purchased Common Shares, all 7,012 outstanding shares of Series C-1 Preferred Stock and 4,341 shares of Series C-2 Preferred Stock for a total purchase price of $17.0 million (which is equal to the price SPI paid for such securities). The Share Purchase Agreement provides that if the purchased shares of Series C-1 Preferred Stock and Series C-2 Preferred Stock are not converted into shares of common stock within six months following the closing date, Melodious will have the right to require SPI to repurchase such shares for a price equal to approximately 102% of the price paid by Melodious for such shares (plus 10% interest accrued from the closing date). Following the sale of such securities, SPI continues to hold the Requisite Shares, and the Governance Agreement remains in effect.

March 13, 2013 Aspire Capital Financing

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

August 27, 2014 Underwritten Public Offering

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

At December 31, 2016, 2,300 shares of Preferred Stock were convertible into 3,337,448 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95. Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon. At December 31, 2016 the liquidation preference of the Preferred Stock was $5,470,576.

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

NOTE 15 – COMMITMENTS

Asset Retirement Obligations

FASB ASC Topic 410, “Asset Retirement and Environmental Obligations,” requires the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to estimated costs for the removal and shipment of a solar power system under an equipment lease. Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. The Company had an asset retirement obligation of $19,222 as of December 31, 2016 and $18,759 as of June 30, 2016. The asset retirement obligation is classified as “Other long-term liabilities” in the condensed consolidated balance sheets. The table below summarizes the asset retirement obligation balances and activity:

	December 31, 2016	June 30, 2016
Balance at beginning of period	$18,759	$-
Liabilities incurred	-	18,527
Accretion expense	463	232
Balance at end of period	$19,222	$18,759

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

Operating Leases

The Company leases office space in Petaluma, California from a non-related company under the terms of a lease that expires July 15, 2019. Monthly rent for the first twelve months of the lease is $3,000 and increases by 2.5% for each succeeding 12 month period.

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

Operating lease expense recognized during the three and six months ended December 31, 2016 was $14,539 and $29,077, respectively. Operating lease expense recognized during the three and six months ended December 31, 2015 was $34,378 and $57,912, respectively. Operating lease expense is included in operating expenses in the condensed consolidated statements of operations. As of December 31, 2016 and June 30, 2016, the carrying value of the right of use asset was $103,833 and $27,264, respectively, and is separately stated on the condensed consolidated balance sheets. The related short-term and long-term liabilities as of December 31, 2016 were $50,704 and $53,129 and as of June 30, 2016 were $20,234 and $7,030, respectively. The short-term and long-term liabilities are included in “Accrued expenses” and “Other long-term liabilities,” respectively, in the condensed consolidated balance sheets.

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of December 31, 2016 and June 30, 2016 are summarized below:

	December 31, 2016	June 30, 2016
Weighted-average remaining lease term (in years)
Operating leases	2.22	1.33
Weighted-average discount rate
Operating leases	5.0%	5.0%

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheets as of December 31, 2016:

Operating Leases
2017	$28,790
2018	44,080
2019	37,800
2020	-
2021	-
Thereafter	-
Total undiscounted lease payments	110,670
Present value adjustment	(6,837)
Net operating lease liabilities	$103,833

Short-term Leases

The Company leases facilities in Honolulu, Hawaii, Milwaukee, Wisconsin, and Shanghai, China from non-related parties under lease terms that expire between May 31, 2017 and July 31, 2017. Monthly rent for the twelve-month rental periods is between $400 and $4,250 per month. Rent expense of $22,529 and $46,290 was recognized during the three and six months ended December 31, 2016. Rent expense of $34,378 and $57,912 was recognized during the three and six months ended December 31, 2015. Short-term rent expense is included in operating expenses in the condensed consolidated statement of operations.

Employment Contracts

The Company has entered into employment contracts with executives and management personnel. The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits. The employment contracts generally have no set term and can be terminated by either party. There is a provision for payments of up to six months of annual salary as severance if the Company terminates a contract without cause, along with the acceleration of certain unvested stock option grants. During the year ended June 30, 2016, the Company recorded $125,000 of severance for our former CEO.

NOTE 16 – RETIREMENT PLANS

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, the EnSync, Inc. 401(k) Savings Plan. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. The Company matches employees’ contributions up to 4% of eligible compensation and Company contributions are limited in any year to the amount allowable by government tax authorities. Eligible employees are 100% immediately vested. Total employer contributions recognized in the condensed consolidated statements of operations under this plan were $35,740 and $84,558 for the three and six months ended December 31, 2016, respectively. Total employer contributions recognized in the condensed consolidated statements of operations under this plan were $32,330 and $60,566 for the three and six months ended December 31, 2015, respectively

NOTE 17 – INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Three and six months ended December 31,
	2016	2015
Current	$-	$(640)
Deferred	-	-
Provision for income taxes	$-	$(640)

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of December 31, 2016 and June 30, 2016.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Three and six months ended December 31,
	2016	2015
Income tax expense/(benefit) computed at the U.S. federal statutory rate	-34%	-34%
Change in valuation allowance	34%	34%
Total	0%	0%

Significant components of the Company’s net deferred income tax assets as of December 31, 2016 and June 30, 2016 were as follows:

	December 31, 2016	June 30, 2016
Federal net operating loss carryforwards	$20,796,511	$18,018,631
Federal - other	2,692,482	2,446,635
Wisconsin net operating loss carryforwards	3,482,282	2,929,157
Australia net operating loss carryforwards	1,290,134	1,290,134
Deferred income tax asset valuation allowance	(28,261,409)	(24,684,557)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $61.2 million as of December 31, 2016, that expire at various dates between June 30, 2018 and 2035. The Company also has $7.9 million in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization. The Company has U.S. federal research and development tax credit carryforwards of approximately $340,028 as of December 31, 2016 that expire at various dates through June 30, 2034. As of December 31, 2016, the Company has approximately $62.5 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2016 and 2029. As of December 31, 2016, the Company also has approximately $4.3 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

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

NOTE 18 – RELATED PARTY TRANSACTIONS

On September 7, 2016, the Company entered into a Membership Interest Purchase Agreement with Theodore Peck, the CEO of the Company’s 85% owned subsidiary, Holu Energy, LLC. Pursuant to the Membership Interest Purchase Agreement, the Company will sell to Theodore Peck all of the issued and outstanding membership interests of a PPA entity for $592,000, subject to the terms of a Promissory Note, a Security Agreement, and a Pledge Agreement. The transaction is considered to be executed upon terms that are in the normal course of operations. Revenues of $592,000 and expenses of $573,353 have been recognized in the Company’s condensed consolidated statement of operations for the three and six months ended December 31, 2016.

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

EnSync develops and commercializes distributed energy resource systems and internet of energy control platforms aiming to ensure the most cost-effective and resilient electricity, delivered from an electrical infrastructure that prioritizes the use of all available resources, including renewables, energy storage and the utility grid. As a project developer, our distinctive engagement methodology encompasses load analysis, system design consulting and technical and financial modeling to ensure energy systems are sized and optimized to meet the performance and value goals of our customers. EnSync delivers fully integrated systems utilizing proprietary direct current power control hardware, energy management software, and extensive experience with energy storage technologies. Our internet of energy control platform adapts to ever-changing generation and load variables, as well as changes in utility prices and programs, aiming to ensure the means to make and/or save money behind-the-meter while concurrently providing utilities the opportunity to use distributed energy resource systems for various grid enhancing services. The Company also develops and commercializes energy management systems for off-grid applications such as island or remote power.

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

The Company also entered into a supply agreement with SPI pursuant to which we agreed to sell and SPI agreed to purchase certain products and services offered by us from time to time, including certain energy management system solutions for solar projects (the “Supply Agreement”). The Supply Agreement contemplates the sale of at least (i) 5 megawatts of Products and Services (as defined in the Supply Agreement) within the first year, (ii) an additional 10 megawatts in the second year, (iii) an additional 10 megawatts in the third year, and (iv) an additional 15 megawatts in the fourth year. We had planned on achieving a significant amount of revenues under the Supply Agreement. To date, however, SPI has not made any such purchases under the Supply Agreement and there can be no assurance that SPI will fulfill its purchase obligations under the Supply Agreement.

On October 24, 2016, we delivered a formal Notice of Default under the Supply Agreement due to SPI’s failure to meet its purchase obligations thereunder. In the Notice of Default, we informed SPI that, to cure its breach of the terms of the Supply Agreement by November 23, 2016, SPI must (i) purchase and pay for Products (and related Services) (each defined in the Supply Agreement) from us with a minimum total aggregated 5 megawatts of rated power, with discharge time of two or more hours and (ii) order additional Products (and related Services) from EnSync with an additional minimum total aggregated 10 megawatts of rated power, with discharge time of two or more hours, including paying a 50% deposit for such Products (and related Services). In light of ongoing discussions with SPI, on January 26, 2017, the Company conditionally extended to July 13, 2017, the deadline by which SPI must cure its failure to meet its purchase obligations under the Supply Agreement. The Company has reserved the right to terminate the Supply Agreement prior to the extended deadline if the continuing discussions with SPI reach an impasse. If SPI fails to cure its breach of terms by July 13, 2017, and we terminate the Supply Agreement or we otherwise terminate the Supply Agreement as described above, it will no longer be possible for SPI to satisfy the conditions that would have enabled it to convert any shares of Series C Preferred Stock it then holds into shares of EnSync common stock. Similarly, it will no longer be possible for the Warrant to become exercisable.

The Purchased Preferred Shares were sold for $1,000 per share and are convertible at a conversion price of $0.6678 per share provided that (A) the first one-fourth (the “Series C-1 Preferred Stock”) of the Purchased Preferred Shares only become convertible upon the completion of five megawatts worth of solar projects in accordance with the Supply Agreement (the “Projects”), (B) the second one-fourth (the “Series C-2 Preferred Stock”) only become convertible upon the completion of an aggregate of 15 megawatts worth of Projects, (C) the third one-fourth (the “Series C-3 Preferred Stock”) only become convertible upon the completion of an aggregate of 25 megawatts worth of Projects, and (D) the last one-fourth (the “Series C-4 Preferred Stock”) only become convertible upon the completion of an aggregate of 40 megawatts worth of Projects. The Warrant represents the right to acquire 50,000,000 shares of Common Stock at an exercise price equal to $0.7346. The Warrant only becomes exercisable upon the completion of an aggregate of 40 megawatts worth of Projects. As of December 31, 2016, no purchases had been made under the Supply Agreement, and therefore, the Purchased Preferred Shares were not convertible and the Warrant was not exercisable. Additionally, if SPI fails to cure the breach of its terms of the Supply Agreement by July 13, 2017, and we terminate the Supply Agreement or if we otherwise terminate the Supply Agreement as described above, it will no longer be possible for SPI to satisfy the conditions that would have enabled it to convert any shares of Series C Preferred Stock it then holds into shares of common stock, and it will no longer be possible for the Warrant to become exercisable.

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

On August 30, 2016, SPI entered into a share purchase agreement (the “Share Purchase Agreement”) with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious all of the Purchased Common Shares, all 7,012 outstanding shares of Series C-1 Preferred Stock and 4,341 shares of Series C-2 Preferred Stock for a total purchase price of $17.0 million (which is equal to the price SPI paid for such securities). The Share Purchase Agreement provides that if the purchased shares of Series C-1 Preferred Stock and Series C-2 Preferred Stock are not converted into shares of common stock within six months following the closing date, Melodious will have the right to require SPI to repurchase such shares for a price equal to approximately 102% of the price paid by Melodious for such shares (plus 10% interest accrued from the closing date). Following the sale of such securities, SPI continues to hold the Requisite Shares, and the Governance Agreement remains in effect.

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

In December 2013, we entered into a Research and Development Agreement (the “R&D Agreement”) with Lotte pursuant to which we agreed to develop and provide to Lotte a 500kWh zinc bromide flow battery system, including a zinc bromide chemical flow battery module and related software (the “Product”), on the terms and conditions set forth in the R&D Agreement (the “Lotte Project”). Subject to the satisfaction of certain specified milestones, Lotte was required to make payments to us under the R&D Agreement totaling $3,000,000 over the term of the Lotte Project.

Additionally, in December 2013, we entered into an Amended License Agreement with Lotte (the “Amended License Agreement”). Pursuant to the Amended License Agreement, we granted to Lotte, (1) an exclusive and royalty-free limited license in South Korea to use the Company’s zinc bromide flow battery module, zinc bromide flow battery stack and the technical information and know how related to the intellectual property arising from the Lotte Project (collectively, the “Technology”) to manufacture or sell a zinc bromide flow battery (the “Lotte Product”) in South Korea and (2) a non-exclusive (a) royalty-free limited license for Lotte and its affiliates to use the Technology internally in all locations other than China and South Korea to manufacture the Lotte Product and (b) royalty-bearing limited license to sell the Lotte Product in all locations other than China, the United States and South Korea. Lotte was required to pay us a total license fee of $3,000,000 under the Amended License Agreement plus up to an additional $1,000,000 if certain specific milestones are successfully achieved. In addition, Lotte is required to make ongoing royalty payments to the Company equal to a single digit percentage of Lotte’s sales of the Lotte Product outside of South Korea until December 31, 2019. The original license fees were subject to a 16.5% non-refundable Korea withholding tax.

Through December 31, 2016, the Company has received $5,425,000 of payments under the Lotte R&D and Amended License Agreements. The Company does not expect to receive any additional cash payments under these agreements.

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

As the Series C Preferred Stock issued to SPI becomes convertible and the Warrant issued to SPI becomes exercisable only if SPI makes certain purchases from the Company, the Company concluded that the guidance in FASB ASC Topic 605-50, “Revenue Recognition – Customer Payments and Incentives” requires that the fair value of the conversion option on the Series C Preferred Stock and the Warrant must be reflected as a sales incentive, and presented as a reduction of revenue and increase to additional paid in capital when that value is recognized in the condensed consolidated statement of operations. The sales incentive will be recognized as SPI makes purchases that progress toward the vesting of each tranche of the conversion option of the Series C Preferred Stock and the Warrant, so long as the Company believes that it is probable SPI will make sufficient purchases to cause the applicable tranche of the Series C Preferred Stock to become convertible or the Warrant to vest. As of December 31, 2016, no purchases under the Supply Agreement had occurred and therefore no sales incentive had been recognized. Once such purchases occur, the Company will utilize all available information, including forecasts, in assessing whether each tranche of the Series C Preferred Stock is probable of becoming convertible and the Warrant is probable of vesting.

Any amount that is recognized as a sales incentive will be determined based upon the fair value of the convertibility provision on the applicable tranche of Series C Preferred Stock and/or the Warrant during the period in which sales to SPI occur. Because SPI does not face a penalty for not making purchases under the Supply Agreement other than the loss of the convertibility of the Series C Preferred Stock and the loss in value of the Warrant, the provisions of FASB ASC Topic 505-50, “Equity – Equity-Based Payments to Non-Employees” require that the sales incentive be measured based upon the fair value of the conversion provisions at the time they become exercisable and the Warrant at its vesting date and the value. The Company will therefore be required to update its estimates of the fair value of these items each period until SPI has purchased 40 megawatts of Projects under the Supply Agreement, at which point all tranches of the Series C Preferred Stock will be convertible and the Warrant will vest. As there are no observable prices for conversion provisions or the Warrant, the fair value estimates need to be determined using option pricing or other valuation techniques. See Note 2 to the condensed consolidated financial statements for further information about the measurement of fair value of these instruments as of December 31, 2016.

On August 30, 2016, SPI entered into a share purchase agreement (the “Share Purchase Agreement”) with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious all of the Purchased Common Shares, all 7,012 outstanding shares of Series C-1 Preferred Stock and 4,341 shares of Series C-2 Preferred Stock for a total purchase price of $17.0 million (which is equal to the price SPI paid for such securities). The Share Purchase Agreement provides that if the purchased shares of Series C-1 Preferred Stock and Series C-2 Preferred Stock are not converted into shares of common stock within six months following the closing date, Melodious will have the right to require SPI to repurchase such shares for a price equal to approximately 102% of the price paid by Melodious for such shares (plus 10% interest accrued from the closing date). Following the sale of such securities, SPI continues to hold the Requisite Shares, and the Governance Agreement remains in effect.

RESULTS OF OPERATIONS

Three months ended December 31, 2016 compared with the three months ended December 31, 2015

Revenue:

Our revenues for the three months ended December 31, 2016 and December 31, 2015 were $1,736,569 and $382,261, respectively. The increase of $1,354,308 in the three months ended December 31, 2016 was the result of a $1,225,875 increase in product sales attributable to our sales of PPA systems to two separate investors. In November 2016, we sold PPA systems to two separate investors for proceeds of $1,322,849. During the three months ended December 31, 2016, the Company recognized $1,322,849 of revenues from the sale of the PPA systems. We did not have any sales of PPA systems in the three months ended December 31, 2015 and did not recognize any revenues with respect to such sales. We expect that our sales of PPA systems will be uneven from quarter to quarter due to the need to group such agreements together for sales as well as other factors.

Costs and Expenses:

Total costs and expenses for the three months ended December 31, 2016 and December 31, 2015 were $6,046,114 and $4,889,717, respectively. This increase of $1,156,397 in the three months ended December 31, 2016 was due to the following factors:

•	$1,408,269 increase in costs of product sales principally due to $1.4 million cost of product sales associated with the sale of the PPA systems to two separate investors and other product shipments;

•	$82,020 decrease in costs of engineering and development due to timing of costs incurred under the Lotte R&D Agreement for the three months ended December 31, 2016 compared to the three months ended December 31, 2015;

•	$938,224 decrease in advanced engineering and development expenses as a result, in part, of a $406,000 decrease in expenditures for temporary labor, $112,000 decrease in wages and benefits due to decreased head count and decreases in expenditures of time and material on internal projects;

•	$747,726 increase in selling, general, and administrative expenses as a result, in part, of the incurrence of approximately $405,000 in additional stock compensation expense, $156,000 in additional expenses for wages and benefits resulting from increased headcount, and $85,000 in additional director fees; and

•	$20,646 increase in depreciation and amortization expense.

Other Income (Expense):

Total other income (expense) for the three months ended December 31, 2016 increased by $7,913 to a loss of $27,225 from a loss of $19,312 for the three months ended December 31, 2015, which is principally reflective of the change in our investee company earnings.

Income Taxes (Benefit):

The benefit for income taxes during the three months ended December 31, 2016 decreased by $640 to $0 from $640 for the three months ended December 31, 2015. The benefit as of December 31, 2015 related to a refund received from the government of Australia related to a refundable tax credit for qualified research and development expenditures we incurred during the fiscal year ended June 30, 2014.

Net Loss:

Our net loss attributable to EnSync, Inc. for the three months ended December 31, 2016 decreased by $168,999 to $4,276,705 from the $4,445,704 net loss for the three months ended December 31, 2015. This decrease in loss was primarily from the decrease in costs of engineering and development incurred during the three months ended December 31, 2016.

Six months ended December 31, 2016 compared with the six months ended December 31, 2015

Revenue:

Our revenues for the six months ended December 31, 2016 and December 31, 2015 were $9,393,130 and $655,237, respectively. The increase of $8,737,893 in the six months December 31, 2016 was the result of a $8,731,900 increase in product sales attributable to our sales of PPA systems to AEP in July 2016 and two other investors, and a $5,993 increase in engineering and development revenue as compared to the six months ended December 31, 2015.

Costs and Expenses:

Total costs and expenses for the six months ended December 31, 2016 and December 31, 2015 were $18,458,118 and $9,007,035, respectively.  This increase of $9,451,083 in the six months ended December 31, 2016 was due to the following factors:

•	$9,193,093 increase in costs of product sales principally due to $9 million cost of product sales associated with the sale of the PPA systems to AEP Onsite Partners in July 2016 and two other investors and other product shipments;

•	$801,558 increase in costs of engineering and development due to timing of costs incurred under the Lotte R&D Agreement for the six months ended December 31, 2016 compared to the six months ended December 31, 2015;

•	$1,613,184 decrease in advanced engineering and development expenses as a result of a $759,000 decrease in expenditures for temporary labor, $121,000 decrease in wages and benefits due to decreased head count and decreases in expenditures of time and material on internal projects;

•	$1,073,203 increase in selling, general, and administrative expenses as a result, in part, of the incurrence of approximately $428,000 in additional stock compensation expense, $488,000 in additional expenses for wages and benefits resulting from increased headcount; and $152,000 in additional director fees; and

•	$3,587 decrease in depreciation and amortization expense.

Other Income (Expense):

Total other income (expense) for the six months ended December 31, 2016 increased by $4,320 to $3,223 from a loss of $1,097 for the six months ended December 31, 2015, which is reflective of the change in our investee company earnings.

Income Taxes (Benefit):

The benefit for income taxes during the six months ended December 31, 2016 decreased by $640 to $0 from $640 for the six months ended December 31, 2015. The benefit as of December 31, 2015 related to a refund received from the government of Australia related to a refundable tax credit for qualified research and development expenditures we incurred during the fiscal year ended June 30, 2014.

Net Loss:

Our net loss attributable to EnSync, Inc. for the six months ended December 31, 2016 increased by $716,313 to $8,919,427 from the $8,203,114 net loss for the six months ended December 31, 2015. This increase in loss was primarily from the increase in costs of engineering and development incurred during the six months ended December 31, 2016.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts. Total capital stock and paid in capital as of December 31, 2016 was $139,894,884 compared with June 30, 2016 total capital stock and paid in capital of $138,771,379. We had a cumulative deficit of $129,469,535 as of December 31, 2016 compared to a cumulative deficit of $120,550,108 as of June 30, 2016. At December 31, 2016 we had net working capital of $18,228,776 compared to June 30, 2016 net working capital of $25,519,210. Our shareholders’ equity as of December 31, 2016 and June 30, 2016, exclusive of noncontrolling interests, was $8,839,016 and $16,635,688, respectively.

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”). Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%. At December 31, 2016 the Preferred Stock was convertible into a total of 3,337,448 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95. Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon. The net proceeds to the Company, after deducting $96,967 of offering costs, were $2,909,873. At December 31, 2016, the liquidation preference of the Preferred Stock was $5,470,576.

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

On August 30, 2016, SPI entered into a share purchase agreement (the “Share Purchase Agreement”) with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious all of the Purchased Common Shares, all 7,012 outstanding shares of Series C-1 Preferred Stock and 4,341 shares of Series C-2 Preferred Stock for a total purchase price of $17.0 million (which is equal to the price SPI paid for such securities). The Share Purchase Agreement provides that if the purchased shares of Series C-1 Preferred Stock and Series C-2 Preferred Stock are not converted into shares of common stock within six months following the closing date, Melodious will have the right to require SPI to repurchase such shares for a price equal to approximately 102% of the price paid by Melodious for such shares (plus 10% interest accrued from the closing date). Following the sale of such securities, SPI continues to hold the Requisite Shares, and the Governance Agreement remains in effect.

At December 31, 2016, our principal sources of liquidity were our cash and cash equivalents which totaled $17,566,271 and accounts receivable of $372,843.

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

Operating Activities

Our operating activities provided net cash of $542,228  for the six months ended December 31, 2016. Cash provided by operations resulted from a net loss of $9,061,765, which was decreased by $1,581,729  in non-cash adjustments and by $7,953,864  in net changes to working capital. Non-cash adjustments included $290,132 of depreciation expense, $1,055,105 of stock compensation expense, $181,197 provision for inventory reserve, partially offset by $8,432 gain on sale of property and equipment, and $6,049 of interest accreted on the note receivable. Net increases in working capital were primarily from decreases of $350,392 in prepaids and other current assets, $5,690,307 in deferred PPA project costs, $255,258 in deferred customer project costs, $1,179,678 in project assets, increases in accrued expenses of $246,610, customer deposits of $9,807, accrued compensation and benefits of $15,050, deferred revenue of $422,638, and other long-term liabilities of $137,983, offset by increases in accounts receivable of $203,639, and inventories of $150,332.

Investing Activities

Our investing activities provided net cash of $605 for the six months ended December 31, 2016, related primarily to the cash proceeds in the amount of $9,754 from the sale of property and equipment, partially offset by expenditures for new property and equipment of $9,149.

Financing Activities

Our financing activities used net cash of $96,683 for the six months ended December 31, 2016 for repayments of long-term debt of $165,083 offset by proceeds from the exercise of stock options of $68,400.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2016.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our CEO and CAO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2016. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company to conform with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements of fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

49

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned on February 14, 2017, thereunto duly authorized.

ENSYNC, INC.

By:	/s/ Bradley L. Hansen
Name:	Bradley L. Hansen
Title:	Chief Executive Officer
and President and Director
(Principal Executive Officer)

By:	/s/ Frederick P. Vaske
Name:	Frederick P. Vaske
Title:	Chief Administrative Officer
(Principal Financial Officer)

By:	/s/ Dilek Wagner
Name:	Dilek Wagner
Title:	Vice President of Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to

3.1	Articles of Incorporation of EnSync, Inc., as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

3.2	Articles of Amendment to Articles of Incorporation of EnSync, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2016

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 14, 2015

3.5	Amended and Restated By-laws of EnSync, Inc. (as of November 4, 2009)	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

4.2	Form of Underwriter Warrant	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 10, 2012

4.2	Form of Warrant	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 2, 2012

4.4	Form of Warrant	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 27, 2013

4.5	Form of Warrant issued to Solar Power, Inc.	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 17, 2015

10.1*	EnSync, Inc. Director Compensation Policy

10.2*	Employment Agreement, dated December 14, 2015, between the Company and Frederick Vaske.

10.3*	Amendment No. 4 of the EnSync, Inc. 2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to Appendix A to the Definitive Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders filed on October 11, 2016.

10.4*	Amendment No. 3 of the EnSync, Inc. 2010 Non-Employee Director Equity Compensation Plan	Incorporated by reference to Appendix B to the Definitive Proxy Statement for the Company’s 2016 Annual Meeting of Shareholders filed on October 11, 2016.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

* Indicates a management contract or any compensatory plan, contract or arrangement.

