Form 10-Q
period 2017-03-31
EnSync, Inc.
filed 2017-05-11
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Shares Outstanding as of May 11, 2017
Common Stock, $0.01 Par Value Per Share	48,010,347

ENSYNC, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EnSync, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$12,399,671	$17,189,089
Accounts receivable, net	237,265	172,633
Inventories, net	1,947,982	1,869,942
Prepaid expenses and other current assets	745,265	600,591
Customer intangible assets	8,249	76,293
Note receivable	174,148	171,140
Deferred PPA project costs	-	5,690,307
Deferred customer project costs	202,548	419,765
Project assets	408,761	1,190,853
Total current assets	16,123,889	27,380,613
Long-term assets:
Property, plant and equipment, net	3,549,822	3,889,106
Investment in investee company	1,993,810	2,165,626
Goodwill	809,363	809,363
Right of use assets-operating leases	163,959	27,264
Total assets	$22,640,843	$34,271,972

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$338,942	$332,707
Accounts payable	630,121	569,226
Accrued expenses	488,067	501,031
Customer deposits	104,577	201,352
Accrued compensation and benefits	286,791	257,087
Total current liabilities	1,848,498	1,861,403
Long-term liabilities:
Long-term debt, net of current maturities	802,952	1,057,720
Deferred revenue	13,712,638	13,290,000
Other long-term liabilities	260,443	25,789
Total liabilities	16,624,531	16,234,912

Commitments and contingencies (Note 15)

Equity
Series B redeemable convertible preferred stock ($0.01 par value, $1,000 face value) 3,000 shares authorized and issued, 2,300 shares outstanding, preference in liquidation of $5,549,840 and $5,317,800 as of March 31, 2017 and June 30, 2016, respectively	23	23
Series C convertible preferred stock ($0.01 par value, $1,000 face value), 28,048 shares authorized, issued, and outstanding, preference in liquidation of $466,472 and $12,719,260 as of March 31, 2017 and June 30, 2016, respectively	280	280
Common stock ($0.01 par value); 300,000,000 authorized, 48,010,347 and 47,752,821 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	1,188,418	1,185,843
Additional paid-in capital	139,205,625	137,585,233
Accumulated deficit	(133,923,648)	(120,550,108)
Accumulated other comprehensive loss	(1,584,697)	(1,585,583)
Total EnSync, Inc. equity	4,886,001	16,635,688
Noncontrolling interest	1,130,311	1,401,372
Total equity	6,016,312	18,037,060
Total liabilities and equity	$22,640,843	$34,271,972

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
Revenues
Product sales	$50,505	$64,756	$9,268,635	$550,986
Engineering and development	-	95,382	175,000	264,389
Total revenues	50,505	160,138	9,443,635	815,375

Costs and expenses
Cost of product sales	206,157	89,794	9,703,858	394,402
Cost of engineering and development	-	221,628	937,725	357,795
Advanced engineering and development	1,414,858	1,397,645	3,493,326	5,089,297
Selling, general, and administrative	2,743,618	2,212,871	8,331,773	6,727,823
Depreciation and amortization	98,318	209,991	454,387	569,647
Total costs and expenses	4,462,951	4,131,929	22,921,069	13,138,964

Loss from operations	(4,412,446)	(3,971,791)	(13,477,434)	(12,323,589)

Other income (expense)
Equity in gain (loss) of investee company	(170,084)	(101,832)	(171,816)	(170,429)
Interest income	10,809	14,935	33,436	33,645
Interest expense	(11,115)	(12,047)	(37,219)	(39,694)
Other income	-	-	8,432	76,437
Total other income (expense)	(170,390)	(98,944)	(167,167)	(100,041)

Loss before expense (benefit) for income taxes	(4,582,836)	(4,070,735)	(13,644,601)	(12,423,630)

Expense (benefit) for income taxes	-	172	-	(468)
Net loss	(4,582,836)	(4,070,907)	(13,644,601)	(12,423,162)
Net loss attributable to noncontrolling interest	128,722	123,344	271,061	277,589
Net loss attributable to EnSync, Inc.	(4,454,114)	(3,947,563)	(13,373,540)	(12,145,573)
Preferred stock dividend	(79,264)	(71,810)	(232,040)	(218,390)
Net loss attributable to common shareholders	$(4,533,378)	$(4,019,373)	$(13,605,580)	$(12,363,963)

Net loss per share
Basic and diluted	$(0.09)	$(0.08)	$(0.28)	$(0.26)

Weighted average shares - basic and diluted	48,010,347	47,608,821	47,870,082	46,983,174

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
Net loss	$(4,582,836)	$(4,070,907)	$(13,644,601)	$(12,423,162)
Foreign exchange translation adjustments	1,636	5,151	886	4,878
Comprehensive loss	(4,581,200)	(4,065,756)	(13,643,715)	(12,418,284)
Net loss attributable to noncontrolling interest	128,722	123,344	271,061	277,589
Comprehensive loss attributable to EnSync, Inc.	$(4,452,478)	$(3,942,412)	$(13,372,654)	$(12,140,695)

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

									Accumulated
									Other
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest
Balance: June 30, 2015	2,575	$26	-	$-	39,129,334	$1,099,608	$117,104,936	$(102,674,049)	$(1,589,486)	$1,734,194

Net loss								(17,876,058)		(386,436)
Net currency translation adjustment									3,903
Issuance of common and preferred stock, net of costs and underwriting fees			28,048	280	8,000,000	80,000	19,211,913
Stock-based compensation					270,791	2,708	1,271,908
Contribution of capital from noncontrolling interest										53,614
Conversion of preferred stock	(275)	(3)			352,696	3,527	(3,524)
Balance: June 30, 2016	2,300	23	28,048	280	47,752,821	1,185,843	137,585,233	(120,550,108)	(1,585,583)	1,401,372

Net loss								(13,373,540)		(271,061)
Net currency translation adjustment									886
Stock-based compensation					108,364	1,083	1,553,484
Exercise of stock options					120,000	1,200	67,200
Exercise of warrants					29,162	292	(292)
Balance: March 31, 2017	2,300	$23	28,048	$280	48,010,347	$1,188,418	$139,205,625	$(133,923,648)	$(1,584,697)	$1,130,311

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(13,644,601)	$(12,423,162)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	379,450	523,441
Amortization of customer intangible assets	68,044	46,206
Stock-based compensation, net	1,554,567	893,739
Equity in (gain) loss of investee company	171,816	170,429
Provision for inventory reserve	234,675	-
Gain on sale of property and equipment	(8,432)	-
Interest accreted on note receivable	(3,008)	(9,041)
Gain on bargain purchase	-	(76,437)
Changes in assets and liabilities
Accounts receivable	(64,632)	75,567
Inventories	(312,715)	(1,010,493)
Prepaids and other current assets	(144,366)	(187,735)
Deferred PPA project costs	5,690,307	(159,978)
Deferred customer project costs	217,217	(1,009,730)
Project assets	782,092	(7,091,533)
Accounts payable	60,895	(470,831)
Accrued expenses	(53,683)	(877,806)
Customer deposits	(96,775)	53,236
Accrued compensation and benefits	29,704	(105,228)
Deferred revenue	422,638	13,290,000
Other long-term liabilities	137,983	-
Net cash provided by (used in) operating activities	(4,578,824)	(8,369,356)
Cash flows from investing activities
Cash paid for business combination	-	(225,829)
Change in restricted cash	-	60,193
Expenditures for property and equipment	(46,364)	(389,266)
Proceeds from sale of property and equipment	15,325	-
Net cash provided by (used in) investing activities	(31,039)	(554,902)
Cash flows from financing activities
Payment of financing costs	-	(261,982)
Repayments of long-term debt	(248,533)	(242,375)
Proceeds from equipment financing	-	331,827
Payments for finance leases	-	(10,077)
Proceeds from issuance of preferred stock	-	13,300,000
Proceeds from issuance of common stock	-	6,800,000
Proceeds from the exercise of stock options	68,400	-
Contributions of capital from noncontrolling interest	-	53,614
Net cash provided by (used in) financing activities	(180,133)	19,971,007
Effect of exchange rate changes on cash and cash equivalents	578	(33)
Net increase (decrease) in cash and cash equivalents	(4,789,418)	11,046,716
Cash and cash equivalents - beginning of period	17,189,089	10,757,461

Cash and cash equivalents - end of period	$12,399,671	$21,804,177

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,612	$39,994
Supplemental noncash information:
Right of use asset obtained in exchange for new finance lease	$-	$13,521
Right of use asset obtained in exchange for new operating lease	178,124	41,048
Asset retirement obligation	19,454	18,527

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

The condensed consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.), DCfusion, LLC, various PPA project subsidiaries, its eighty-five percent owned subsidiary Holu Energy LLC, and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong, which was formed in connection with the Company’s investment in a China joint venture.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial data and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that might be expected for the year ending June 30, 2017.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, a note receivable, accounts payable, bank loans, notes payable, equipment financing, lease obligations, asset retirement obligations, equity instruments, and warrants. The carrying amounts of the Company’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, except for the bank loans, notes payable, equipment financing, asset retirement obligations, equity instruments, and warrants. The carrying amounts of the bank loans and notes payable approximates fair value due to the interest rate and terms approximating those available to us for similar obligations. The interest rate on the equipment financing obligation was imputed based on the requirements described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842-40-30-6. The asset retirement obligation is calculated as the present value of the estimated fair value of the future obligation using the Company’s credit-adjusted risk-free rate. The fair value of the nonconvertible attribute and conversion option of the Series C Preferred Stock and related Warrant was determined using the Option-Pricing Method (“OPM”) as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a “with” and “without” methodology to bifurcate the Series C Preferred conversion feature. The OPM model treats the various equity securities as call options on the total equity value contingent upon each security’s strike price or participation rights. The Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value estimated based on the back-solve methodology to reconcile the closing common stock price as of the valuation date; (ii) a term in alignment with the terms of our supply agreement with SPI Energy Co., LTD.; (iii) a risk free rate from the Federal Reserve Board’s H.15 release as of the transaction date; (iv) the volatility of the price of the Company’s publicly traded stock; and (v) the performance vesting requirements of the equity instruments that were expected to be met.

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

Accounts Receivable

Credit is extended based on an evaluation of a customer’s financial condition. Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. The Company writes off accounts receivable against the allowance when they become uncollectible. The Company had no allowance for doubtful accounts  as of March 31, 2017. Accounts receivable are stated net of an allowance for doubtful accounts of $10,878  as of June 30, 2016. The composition of accounts receivable by aging category is as follows as of:

	March 31, 2017	June 30, 2016
Current	$52,796	$165,114
30-60 days	3,979	2,219
60-90 days	-	-
Over 90 days	180,490	5,300
Total	$237,265	$172,633

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

The customer intangible asset is comprised of the following as of:

	March 31, 2017	June 30, 2016
Gross carrying value	$169,322	$169,322
Accumulated amortization	(161,073)	(93,029)
Net carrying value	$8,249	$76,293

There was $68,044  of amortization expense recognized during the nine months ended March 31, 2017. Amortization expense recognized during the three and nine months ended March 31, 2016 was $31,759 and $46,206, respectively.

Note Receivable

The Company has one note receivable from an unrelated party. On June 20, 2016, the Company and the unrelated party amended the terms of the note receivable. The note matured on the earlier of (a) the date on which the unrelated party has secured a total of $500,000 or more in additional financing from any source or (b) December 31, 2016 and is classified as “Note receivable” in the financial statements. On January 27, 2017, the Company negotiated new repayment terms with the borrower and extended the maturity date to the earlier of the date on which the borrower has secured a total of $500,000 or more in additional financing from any source and December 31, 2022. We regularly evaluate the financial condition of the borrower to determine if any reserve for an uncollectible amount should be established. To date, no such reserve is required.

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

We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider a project commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. We consider a partially developed or partially constructed project commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets. We examine a number of factors to determine if the accumulated project costs will be recoverable, the most notable of which include whether there are any changes in environmental, ecological, permitting, market pricing, or regulatory conditions that impact the project. Such changes could cause the costs of the project to increase or the selling price of the project to decrease. If a project is not considered recoverable, we impair the respective project assets and adjust the carrying value to the estimated recoverable amount, with the resulting impairment recorded within operating expenses. The Company did not record any impairment charges during the three or nine months ended March 31, 2017. The Company recognized $1.9 million  of impairment charges during the year ended June 30, 2016.

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

The Company completed a review of the estimated useful lives of specific assets for the nine months ended March 31, 2017 and determined that there were no changes in the estimated useful lives of assets.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant, equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate. Management has determined that there were no long-lived assets impaired as of March 31, 2017 and June 30, 2016.

Investment in Investee Company

Investee companies that are not consolidated, but over which the Company exercises significant influence, are accounted for under the equity method of accounting. Whether or not the Company exercises significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level, which is generally a 20% to 50% interest in the voting securities of the investee company. Under the equity method of accounting, an investee company’s accounts are not reported in the Company’s condensed consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption ‘‘Equity in gain (loss) of investee company” in the condensed consolidated statements of operations. The Company’s carrying value in an equity method investee company is reported in the caption ‘‘Investment in investee company’’ in the Company’s condensed consolidated balance sheets.

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

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of March 31, 2017 and June 30, 2016.

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

As of March 31, 2017 and June 30, 2016, included in the Company’s accrued expenses were $34,324  and $27,207 , respectively, related to warranty obligations. The following is a summary of accrued warranty activity  as of:

	March 31, 2017	June 30, 2016
Beginning balance	$27,207	$176,967
Accruals for warranties during the period	35,473	44,645
Settlements during the period	(196,244)	(318,698)
Adjustments relating to preexisting warranties	167,888	124,293
Ending balance	$34,324	$27,207

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

	March 31, 2017	June 30, 2016
Beginning balance	$-	$-
Deferred revenue for new extended warranty contracts	422,638	-
Deferred revenue recognized	-	-
Ending balance	422,638	-
Less: current portion of deferred revenue for extended warranty contracts	-	-
Long-term deferred revenue for extended warranty contracts	$422,638	$-

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

Total revenues of $50,505 and $9,268,635 were recognized for the three and nine months ended March 31, 2017, respectively. Revenues for the three months ended March 31, 2017, were comprised of five significant customers (90% of revenues, collectively) and revenues for the nine months ended March 31, 2017, were comprised of four significant customers (93% of revenues, collectively). Total revenues of $160,138 and $815,375 were recognized for the three and nine months ended March 31, 2016, respectively. Revenues for the three months ended March 31, 2016 were comprised of two significant customers (95% of revenues, collectively) and revenues for the nine months ended March 31, 2016 were comprised of three significant customers (85% of revenues, collectively).

The Company had three significant customers with outstanding receivable balances of $158,026, $47,683, and $23,744 (67%, 20%, and 10% of accounts receivable, net) as of March 31, 2017.  The Company had one significant customer with an outstanding receivable balance of $23,000 (62% of accounts receivable, net) as of March 31, 2016.

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

On December 16, 2013, the Company and Lotte entered into a Research and Development Agreement (the “R&D Agreement”) pursuant to which the Company has agreed to develop and provide to Lotte a 500kWh zinc bromide flow battery system, including a zinc bromide chemical flow battery module and related software (the “Product”), on the terms and conditions set forth in the R&D Agreement (the “Lotte Project”). Subject to the satisfaction of certain specified milestones, Lotte was required to make payments to the Company under the R&D Agreement totaling $3,000,000 over the term of the Lotte Project. We recognized revenue under the R&D Agreement based upon a Performance Based Method pursuant to the model described in FASB ASC Subtopic 980-605-25, where revenue is recognized based on the lesser of the amount of nonrefundable cash received or the amounts due based on the proportional amount of the total effort expected to be expended on the contract that has been provided to date as there does not exist substantial doubt that the milestones will be achieved. The Company recognized $0  and $175,000  of revenue under this agreement for the three and nine months ended March 31, 2017, respectively. The Company recognized $95,382 and $264,389 of revenue under the R&D Agreement for the three and nine months ended March 31, 2016, respectively.

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

Overall since December 16, 2013 through March 31, 2017 there were $5,425,000  of payments received and $5,425,000 of revenue recognized under the Lotte R&D and Amended License Agreements. The Company does not expect to receive any additional cash payments under these agreements.

Engineering and development costs related to the Lotte Project totaled $0  and $937,725  for the three and nine months ended March 31, 2017, respectively. Engineering and development costs related to the Lotte Project totaled $221,628 and $357,795  for the three and nine months ended March 31, 2016, respectively. As of March 31, 2017 and June 30, 2016, the Company had no unbilled amounts from engineering and development contracts in process.

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

Stock-Based Compensation

The Company measures all “Share-Based Payments," including grants of stock options, restricted shares and restricted stock units (“RSUs”) in its condensed consolidated statement of operations based on their fair values on the grant date, which is consistent with FASB ASC Topic 718, “Stock Compensation,” guidelines.

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

Advertising Expense

Advertising costs of $3,710  and $24,825  were incurred for the three and nine months ended March 31, 2017, respectively. Advertising costs of $4,103 and $14,362  were incurred for the three and nine months ended March 31, 2016, respectively. These costs were charged to selling, general, and administrative expenses as incurred.

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” FASB ASC Topic 740 requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized. There were no net deferred income tax assets recorded as of March 31, 2017 and June 30, 2016.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s US Federal income tax returns for the years ended June 30, 2013 through June 30, 2016 and the Company’s Wisconsin and Australian income tax returns for the years ended June 30, 2012 through June 30, 2016 are subject to examination by taxing authorities. As of March 31, 2017, there were no examinations in progress.

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

Loss per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded. For the three and nine months ended March 31, 2017 and March 31, 2016 there were 16,873,337 and 14,000,034  shares of common stock underlying convertible preferred stock, options, restricted stock units and warrants that are excluded, respectively.

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

Pursuant to the Securities Purchase Agreement, SPI purchased, for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of common stock (the “Purchased Common Shares”) and (ii) 28,048 shares of Series C Convertible Preferred Stock (the “Purchased Preferred Shares”) which were potentially convertible, subject to the completion of projects under our Supply Agreement with SPI (as described below), into a total of up to 42,000,600 shares of Common Stock.

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

The Company also entered into a supply agreement with SPI pursuant to which the Company agreed to sell and SPI agreed to purchase certain products and services offered by the Company from time to time, including certain energy management system solutions for solar projects (the “Supply Agreement”). Under the Supply Agreement, SPI agreed to purchase energy storage systems with a total combined power output of 40 megawatts (MW) over a four-year period. As described below, on May 4, 2017, the Company terminated the Supply Agreement.

The Company also entered into a governance agreement with SPI (the “Governance Agreement”) that provides SPI certain rights regarding the Company’s Board of Directors and other select governance rights.

Terms of the Purchased Preferred Shares

The Purchased Preferred Shares are perpetual, are not eligible for dividends, and are not redeemable. Upon any liquidation, dissolution, or winding up of the Company (a “Liquidation”) or a Fundamental Transaction (as defined in the Certificate of Designation for the Series C Preferred Stock), holders of the Purchased Preferred Shares are entitled to receive out of the assets of the Company an amount equal to the higher of (1) the Stated Value, which was $28,048,000 as of March 31, 2017 and (2) the amount payable to the holder if it had converted the shares into common stock immediately prior to the Liquidation or Fundamental Transaction, for each share of the Purchased Preferred Stock after any distribution or payment to the holders of the Series B Preferred Stock and before any distribution or payment shall be made to the holders of the Company’s existing Common Stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed shall be ratably distributed in accordance with respective amount that would be payable on such shares if all amounts payable thereon were paid in full, which was $466,472 as of March 31, 2017.

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

As described below, because EnSync terminated the Supply Agreement, it is no longer possible for SPI to satisfy the conditions that would have enabled it to convert any shares of the Series C Preferred Stock into shares of EnSync common stock.

Terms of the Warrant

The Warrant entitles SPI to purchase 50,000,000 shares of the Company’s common stock for an aggregate exercise price of $36,729,000, or $0.7346 per share, subject to adjustment for stock splits, stock dividends, and other designated capital transactions. The Warrant may not be partially exercised.

The Warrant would have become exercisable only once SPI purchased and paid for 40 megawatts of Projects. Prior to exercise, the Warrant provided SPI with no voting rights.

As of March 31, 2017, no purchases had been made under the Supply Agreement and the Warrant was therefore not vested or exercisable. As described below, because EnSync terminated the Supply Agreement, it is no longer possible for the Warrant to become exercisable. The closing price of the Company’s common stock at March 31, 2017 was $0.61, which was below the exercise price of the Warrant, as such, the Warrant was out-of-the-money at that date.

Terms of the Supply Agreement

Pursuant to the Supply Agreement, the Company agreed to sell and SPI agreed to purchase products and services offered by the Company from time to time, including energy management system solutions for solar projects.  Pursuant to the Supply Agreement the Company agreed to sell and SPI agreed to purchase products and related services that have an aggregated total of at least 5 megawatts of energy storage rated power output within the first year of the Supply Agreement, 15 megawatts within the first two years, 25 megawatts within the first three years, and 40 megawatts within the first four years of the Supply Agreement.

Termination of Supply Agreement

SPI never made any purchases under the Supply Agreement. Due to SPI’s failure to meet its purchase obligations, on May 4, 2017  the Company terminated the Supply Agreement. As a result of the termination of the Supply Agreement, it is no longer possible for SPI to satisfy the conditions that would have enabled it to convert the Purchased Preferred Shares or exercise the Warrant.

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

As of March 31, 2017, the value of the conversion option on the Series C Preferred Stock was estimated to be $185,000 and the value of the Warrant was estimated to be $214,000, which was determined using the Option-Pricing Method (“OPM”) as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a “with” and “without” methodology to bifurcate the Series C Preferred conversion feature. The OPM model treats the various equity securities as call options on the total equity value contingent upon each security’s strike price or participation rights. At March 31, 2017, the Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value of $64.4 million, estimated based on the back-solve methodology to reconcile the closing common stock price ($0.61) as of the valuation date; (ii) a term of 2.25 years, in alignment with the terms of the Supply Agreement; (iii) a risk free rate of 1.33%, from the Federal Reserve Board’s H.15 release as of the transaction date; (iv) a volatility of 101.2%, based on the volatility of the Company’s publicly traded stock price; and (v) the performance vesting requirements of the equity instruments were expected to be met.

As no sales under the Supply Agreement occurred prior to March 31, 2017, no revenue has been recognized pursuant to the Supply Agreement, and no amounts related to the convertibility option on the Series C Preferred Stock or the Warrant have been reflected in the financial statements.

Terms of Governance Agreement

In connection with the closing of the SPI transaction and pursuant to the Securities Purchase Agreement, the Company entered into a Governance Agreement with SPI (the “Governance Agreement”).  Under the Governance Agreement, for so long as SPI holds at least 10,000 Purchased Preferred Shares or 25 million shares of Common Stock or Common Stock equivalents (the “Requisite Shares”) SPI had the right to initially nominate one director to the Company’s board of directors and to nominate additional directors as it completed and paid for Projects under the Supply Agreement and the Purchased Preferred Shares became convertible; provided in no event is SPI entitled to nominate a number of directors to the Board that would represent a percentage of the Board greater than the percentage determined by dividing the number of Common Stock Equivalents held by SPI by the sum of (A) the total shares of the Company’s Common Stock outstanding and (B) the number of shares of Common Stock into which the Preferred Stock held by SPI is convertible.

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

Additionally, the Governance Agreement provides a preemptive right to SPI in the case of issuances of equity securities. As of June 30, 2016, SPI owned approximately 17% of the Company’s outstanding common stock. As of March 31, 2017, SPI did not own any shares of the Company’s outstanding common stock.

On August 30, 2016, SPI entered into a share purchase agreement (the “Share Purchase Agreement”) with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious all of the Purchased Common Shares, all 7,012 outstanding shares of Series C-1 Preferred Stock and 4,341 shares of Series C-2 Preferred Stock for a total purchase price of $17.0 million (which is equal to the price SPI paid for such securities). The Share Purchase Agreement provides that if the purchased shares of Series C-1 Preferred Stock and Series C-2 Preferred Stock are not converted into shares of common stock within six months following the closing date, Melodious will have the right to require SPI to repurchase such shares for a price equal to approximately 102% of the price paid by Melodious for such shares (plus 10% interest accrued from the closing date). As of March 31, 2017, Melodious had not elected to exercise such right. Following the sale of such securities, SPI continues to hold the Requisite Shares, and the Governance Agreement remains in effect.

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

The Company’s investment in Meineng Energy was made through Holdco. Pursuant to the Holdco Agreement, the Company contributed technology to Holdco via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest. PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest. The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011. The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012. For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s condensed consolidated financial statements as a noncontrolling interest. As of March 31, 2017, the Company’s indirect investment in the China JV was $794,467.

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

Activity with Meineng Energy for the three and nine months ended March 31, 2017 and March 31, 2016 is summarized as follows:

	Three months ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Product sales to Meineng Energy	$360	$55,326	$68,954	$109,418
Cost of product sales to Meineng Energy	343	1,480	72,399	40,609
Product purchases from Meineng Energy	168,044	399,470	920,233	1,045,668

As of March 31, 2017 and June 30, 2016, the total amount due to Meineng Energy is as follows:

	March 31, 2017	June 30, 2016
Net amount due from (due to) Meineng Energy	$(16,057)	$(85,011)

The operating results for Meineng Energy for the three and nine months ended March 31, 2017 and March 31, 2016 are summarized as follows:

	Three months ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenues	$79,986	$235,322	$1,218,817	$955,799
Gross profit (loss)	10,156	(28,187)	119,008	(7,259)
Income (loss) from operations	(585,748)	(468,340)	(1,089,799)	(1,160,750)
Net income (loss)	(580,152)	(455,840)	(1,059,162)	(1,112,460)

NOTE 4 - BUSINESS COMBINATIONS

DCfusion, LLC

On February 28, 2017, EnSync formed and became the controlling owner of DCfusion, LLC, partnering with two industry veteran consultants (the “DCfusion Founders”) who are highly regarded leaders in direct current (DC) system engineering design and consulting. Each DCfusion Founder became an employee of DCfusion, LLC upon the closing of the DCfusion transaction on February 28, 2017. The transaction was accounted for as a business combination under US GAAP. The primary reason for the business acquisition was to benefit from the DCfusion Founders’ decades of customer applied DC system design and consulting experience, which complements EnSync Energy's application engineering.  DCfusion also brings a unique and substantial pipeline of potential projects in vertical markets that rely on the consultative expertise of the DCfusion Founders, and the authoritative voice of policies, programs and standards shaping the DC-centric technical and market landscape.

No cash was required to complete the transaction.  DCfusion will operate as a subsidiary of EnSync, Inc., similar to our Holu Energy subsidiary.

Acquisition Related Expenses

Included in the consolidated statement of operations for the three months ended March 31, 2017 were transaction expenses totaling approximately $31,700 for advisory and legal costs incurred in connection with the business acquisition of DCfusion, LLC.

Holu Energy LLC

On August 17, 2015 (the “Closing Date”), Holu Energy LLC (”Holu”), the Company’s 85%-owned subsidiary, entered into an Asset Purchase Agreement under which Holu acquired substantially all of the assets of Tian Shan Renewable Energy LLC (“Seller”). The transaction was accounted for as a business combination under US GAAP. The primary reason for the business acquisition was to penetrate the Hawaii and Pacific market in general, by acquiring a local team of respected expertise, solid projects, and healthy pipeline.

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

The fair value of total consideration paid includes (1) $225,829 of cash, and (2) $101,297 of contingent consideration. The contingent consideration is comprised of 20% of the value of the unbilled portions of certain purchased assets. Holu will pay immediately to the Seller any amount of the contingent consideration collected in full after the closing date. Holu is not obligated to pay the Seller any amount not collected in full after six months after the date of a project’s completion. All acquired projects are expected to be completed and billed within the next 12 months. As of March 31, 2017, $14,453  of the contingent liability has been settled and the Company expects to pay the entire contingent consideration.

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

Acquisition Related Expenses

Included in the condensed consolidated statement of operations for the period from August 17, 2015 to June 30, 2016 were transaction expenses totaling approximately $33,700 for advisory and legal costs incurred in connection with the business acquisition  of Holu Energy, LLC.

NOTE 5 - MANAGEMENT’S PLANS AND FUTURE OPERATIONS

The accompanying condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $13,373,540 attributable to EnSync, Inc. for the nine months ended March 31, 2017, and as of March 31, 2017 had an accumulated deficit of $133,923,648 and total EnSync, Inc. equity of $4,886,001.  The ability of the Company to settle its total liabilities of $16,624,531 and to continue as a going concern is dependent upon increasing revenues and achieving profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We believe that cash and cash equivalents on hand at March 31, 2017 and other potential sources of cash, will be sufficient to fund our current operations through the first quarter of fiscal year 2018 and that we will need to raise additional investment capital to fund our operations thereafter. We are currently exploring potential financing options that may be available to us. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations.

NOTE 6 - INVENTORIES

Net inventories are comprised of the following as of:

	March 31, 2017	June 30, 2016
Raw materials	$1,939,710	$1,857,471
Work in progress	8,272	12,471
Total	$1,947,982	$1,869,942

NOTE 7 – NOTE RECEIVABLE

On September 23, 2014, the Company was issued a $150,000 convertible promissory note from an unrelated party. The note accrues interest at 8% per annum on the outstanding principal amount. The note matured on the earlier of (a) the date on which the unrelated party has secured a total of $500,000 or more in additional financing from any source or (b) December 31, 2016, and is classified as “Note receivable” in the financial statements. On January 27, 2017, the Company negotiated new repayment terms with the borrower and extended the maturity date to the earlier of the date on which the borrower has secured a total of $500,000 or more in additional financing from any source and December 31, 2022. If at the maturity date the note and accrued interest has not been paid in full, the Company may convert the principal and interest outstanding into shares of the unrelated party’s convertible preferred stock at the then-current valuation. To date no such reserve is required.

NOTE 8 - PROPERTY, PLANT & EQUIPMENT

Property, plant, and equipment are comprised of the following as of:

	March 31, 2017	June 30, 2016
Land	$217,000	$217,000
Building and improvements	3,931,129	3,931,129
Manufacturing equipment	3,856,630	3,953,788
Office equipment	468,052	424,359
Total, at cost	8,472,811	8,526,276
Less: accumulated depreciation	(4,922,989)	(4,637,170)
Property, plant and equipment, net	$3,549,822	$3,889,106

The Company recorded depreciation expense of $98,318 and $379,450  for the three and nine months ended March 31, 2017, respectively. The Company recorded depreciation expense of $173,524 and $523,441 for the three and nine months ended March 31, 2016, respectively.

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

Information with respect to the carrying amount of goodwill is as follows as of:

	March 31, 2017	June 30, 2016
Beginning balance	$809,363	$803,079
Goodwill acquired during the year	-	6,284
Ending balance	$809,363	$809,363

NOTE 10 – DEBT

The Company’s debt consisted of the following as of:

	March 31, 2017	June 30, 2016
Current maturities of long-term debt	$338,942	$332,707
Long-term debt	802,952	1,057,720
Total	$1,141,894	$1,390,427

Bank loans, notes payable, and other debt consisted of the following as of:

	March 31, 2017	June 30, 2016

Note payable to Wisconsin Economic Development Corporation payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized. The Company is required to maintain and increase by a specified number of employees, and the interest rate is increased in certain cases for failure to meet this requirement.	$327,478	$534,009

Bank loan payable in fixed monthly installments of $6,800 of principal and interest at a rate of 0.25% below prime, as defined, subject to a floor of 5% with any remaining principal and interest due at maturity on June 1, 2018; collateralized by the building and land.	482,590	524,592

Equipment finance obligation, interest payable in quarterly installments ranging between $1,510 and $2,555 at an imputed interest rate of approximately 2.44% over 20 years. See Note 15 for discussion of sale-leaseback transaction.	331,826	331,826

	$1,141,894	$1,390,427

Maximum aggregate annual principal payments for fiscal periods subsequent to March 31, 2017 are as follows:

2017	$83,878
2018	317,500
2019	408,690
2020	-
2021	-
2022 and thereafter	331,826
$1,141,894

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

At the annual meeting of shareholders held on November 14, 2016, the Company’s shareholders approved an amendment of the Omnibus Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the Omnibus Plan by 4,000,000. The shareholders also approved an amendment of the 2012 Director Equity Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the 2012 Director Equity Plan by 1,200,000. As of March 31, 2017, there were a total of 2,786,460 shares available to be issued under the Omnibus Plan and 1,710,989 shares available to be issued under the 2012 Director Equity Plan.

In aggregate for all plans, at March 31, 2017, there were a total of 7,041,250   options and 5,592,696 RSUs outstanding.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the nine months ended March 31, 2017 and March 31, 2016 using the Black-Scholes option-pricing model:

	Nine months ended March 31,
	2017	2016
Expected life of option (years)	4	4
Risk-free interest rate	0.85 - 1.7%	1.12 - 1.50%
Assumed volatility	101.06 - 110.31%	100.77 - 101.70%
Expected dividend rate	0.00%	0.00%
Expected forfeiture rate	7.20 - 9.18%	6.23 - 12.63%

Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant. Compensation expense is recognized over the requisite service and performance periods.

During the three and nine months ended March 31, 2017 and March 31, 2016, the Company’s results of operations include compensation expense for stock options and RSUs granted under its various equity incentive plans. The amount recognized in the condensed consolidated financial statements related to stock-based compensation was $499,462  and $1,554,567  based on the amortized grant date fair value of options and RSUs during the three and nine months ended March 31, 2017, respectively. The amount recognized in the condensed consolidated financial statements related to stock-based compensation was $422,923 and $886,463, based on the amortized grant date fair value of options and RSUs during the three and nine months ended March 31, 2016, respectively.

Information with respect to stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at June 30, 2015	1,577,778	$2.60
Options granted	4,782,100	0.49
Options forfeited	(248,518)	4.16
Balance at June 30, 2016	6,111,360	0.88	5.18
Options granted	1,297,000	0.58
Options exercised	(120,000)	0.57
Options forfeited	(247,110)	1.18
Balance at March 31, 2017	7,041,250	$0.82	6.41

The following table summarizes information relating to the stock options outstanding as of March 31, 2017:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.28 to $1.00	6,065,217	6.76	$0.50	1,150,553	6.16	$0.58
$1.01 to $2.50	677,983	5.44	1.50	359,565	4.86	1.67
$2.51 to $5.00	86,200	2.23	3.96	86,200	2.23	3.96
$5.01 to $6.95	211,850	1.08	6.48	211,850	1.08	6.48
Balance at March 31, 2017	7,041,250	6.41	$0.82	1,808,168	5.12	$1.65

During the nine months ended March 31, 2017, options to purchase 1,297,000  shares were granted to employees exercisable at $0.35 to $1.02  per share based on various service-based and performance-based vesting terms from July 2016 through March 2020 and exercisable at various dates through March 2026. During the nine months ended March 31, 2016, options to purchase 2,776,600 shares were granted to employees exercisable at $0.31 to $0.85  per share based on service based vesting terms from July 2015 through March 2019 and exercisable at various dates through March 2024.

The aggregate intrinsic value of outstanding options totaled $872,870  and was based on the Company’s adjusted closing stock price of $0.61  as of March 31, 2017.

A summary of the status of unvested employee stock options as of March 31, 2017 and June 30, 2016, and changes during the nine months and year then ended is presented below:

	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at June 30, 2015	776,525	$1.19
Options granted	4,782,100	0.49
Options vested	(596,993)	0.89
Options forfeited	(109,265)	0.88
Balance at June 30, 2016	4,852,367	0.54	7.40
Options granted	1,297,000	0.58
Options vested	(727,001)	0.59
Options forfeited	(189,284)	0.81
Balance at March 31, 2017	5,233,082	$0.54	6.85

Total fair value of options granted for the nine months ended March 31, 2017 and March 31, 2016 was $541,264 and $1,113,441, respectively. At March 31, 2017, there was $749,060 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.43 years.

The Company compensates its directors with RSUs and cash. On November 14, 2016, 581,816 RSUs were granted to the Company’s directors in partial payment of director’s fees through November 2017 under the 2012 Director Equity Plan. As of March 31, 2017, 290,908 of the RSUs from the November 14, 2016 grant had vested and there were $143,999 and $395,999 in director’s fees expense settled with RSUs for the three and nine months ended March 31, 2017.

On November 14, 2016, the Company’s CEO was awarded 750,000 RSUs; 250,000 of these vested immediately and the remaining 500,000 will vest over the next two years. Additionally, an executive of the Company was awarded 340,000 RSUs that will vest in August of 2019.

On November 17, 2015, the Company’s CEO was awarded 1,500,000 RSUs. 750,000 of these RSUs vest over three years, beginning on November 17, 2016. As of March 31, 2017, 250,000 of the 750,000 that vest over three years beginning on November 17, 2016 from the November 17, 2015 grant had vested. The remaining 750,000 of these RSUs vest upon the satisfaction of certain performance targets that must be met on or before December 31, 2017.

As of March 31, 2017, there were 2,380,908 unvested RSUs and $1,793,638 in unrecognized compensation cost. Generally, shares of common stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

The table below summarizes the activity of the RSUs for the nine months ended March 31, 2017 and the year ended June 30, 2016:

	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at June 30, 2015	1,936,035	$1.53
RSUs granted	2,364,000	0.50
Shares issued	(270,791)	0.63
Balance at June 30, 2016	4,029,244	1.03
RSUs granted	1,671,815	1.15
Shares issued	(108,363)	0.66
Balance at March 31, 2017	5,592,696	$1.07

NOTE 12 - WARRANTS

At March 31, 2017, the following warrants to purchase the Company’s common stock were outstanding and exercisable:

•	45,000 warrants are exercisable at $0.37 per share and expire in February 2019 issued as partial payment for services. In October 2016, 45,000 warrants were exercised via a cashless exercise resulting in the issuance of 29,162 shares of common stock of the Company.

•	306,902 warrants exercisable at $2.375 per share and which expire in June 2017 issued in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $12 million of common stock on June 19, 2012. In March 2014, 272,159 warrants were exercised via a cashless exercise resulting in the issuance of 53,048 shares of common stock of the Company.

•	511,604 warrants exercisable at $2.65 per share and which expire in May 2017 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes on May 1, 2012.

•	81,579 warrants were exercisable at $0.95 per share and expired in September 2016 issued as placement agent’s compensation in connection with the sale of $3.0 million of preferred stock on September 27, 2013 as described in Note 14.

•	1,710,525 warrants were exercisable at $0.95 per share and expired in September 2016 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $3.0 million of preferred stock on September 27, 2013 described in Note 14. In March 2014, 1,447,369 warrants were exercised via a cashless exercise resulting in the issuance of 850,169 shares of common stock of the Company.

•	224,375 warrants were exercisable at $5.20 per share and expired in September 2015 issued to certain purchasers of Company shares in March 2010.

•	71,667 warrants were exercisable at $6.65 per share and expired in August 2015 issued to certain purchasers of Company shares in August 2009.

•	15,000 warrants were exercisable at $2.10 per share and expired in July 2015 issued as partial payment for services.

•	6,300 warrants were exercisable at $5.00 per share and expired in July 2015 issued as partial payment for services.

The table below summarizes warrant balances and activity for the nine months ended March 31, 2017 and the year ended June 30, 2016:

	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at June 30, 2015	2,927,952	$1.88
Warrants granted	45,000	0.37
Warrants expired	(317,342)	5.38
Balance at June 30, 2016	2,655,610	1.43
Warrants granted	-	-
Warrants exercised	(45,000)	0.37
Warrants expired	(1,792,104)	0.95
Balance at March 31, 2017	818,506	$2.55

NOTE 13 – BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and nine months ended March 31, 2017 and March 31, 2016, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	As of March 31,
	2017	2016
Stock options and restricted stock units	12,633,946	8,245,271
Stock warrants	818,506	2,655,610
Series B preferred shares	3,420,885	3,099,153
Total	16,873,337	14,000,034

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

SPI Energy Co., Ltd. Securities Purchase Agreement

On July 13, 2015 we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with SPI Energy Co., Ltd. (“SPI”), (formerly known as Solar Power, Inc.), pursuant to which we sold SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of common stock (the “Purchased Common Shares”) and (ii) 28,048 shares of Series C Convertible Preferred Stock (the “Purchased Preferred Shares”) which were potentially convertible, subject to the completion of projects under our supply agreement with SPI (as described below), into a total of up to 42,000,600 shares of Common Stock. The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678 and the aggregate purchase price for the Purchased Preferred Shares was determined based on a price of $0.6678 per common share equivalent. Pursuant to the Purchase Agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the “Warrant”).

In connection with the Purchase Agreement, the Company incurred $807,807 of financing related costs. The specific costs directly attributable to the Purchase Agreement have been charged against the gross proceeds of the offering.

The Company also entered into a supply agreement with SPI pursuant to which the Company agreed to sell and SPI agreed to purchase certain products and services offered by the Company from time to time, including certain energy management system solutions for solar projects (the “Supply Agreement”). Due to SPI’s failure to meet its purchase obligations, on May 4, 2017 the Company terminated the Supply Agreement.

The Purchased Preferred Shares were sold for $1,000 per share and were potentially convertible at a conversion price of $0.6678 based upon SPI’s satisfying its purchase obligations under the Supply Agreement. The Warrant represents the right to acquire 50,000,000 shares of Common Stock at an exercise price equal to $0.7346 but only becomes exercisable upon SPI’s fully satisfying its purchase obligations under the Supply Agreement. As a result of the termination of the Supply Agreement, it is no longer possible for SPI to satisfy the conditions that would have enabled it to convert the Purchased Preferred Shares or exercise the Warrant.

On August 30, 2016, SPI entered into a share purchase agreement (the “Share Purchase Agreement”) with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious all of the Purchased Common Shares, all 7,012 outstanding shares of Series C-1 Preferred Stock and 4,341 shares of Series C-2 Preferred Stock for a total purchase price of $17.0 million (which is equal to the price SPI paid for such securities). The Share Purchase Agreement provides that if the purchased shares of Series C-1 Preferred Stock and Series C-2 Preferred Stock are not converted into shares of common stock within six months following the closing date, Melodious will have the right to require SPI to repurchase such shares for a price equal to approximately 102% of the price paid by Melodious for such shares (plus 10% interest accrued from the closing date). As of March 31, 2017, Melodious had not elected to exercise such right. Following the sale of such securities, SPI continues to hold the Requisite Shares, and the Governance Agreement remains in effect.

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

At March 31, 2017, 2,300 shares of Preferred Stock were convertible into 3,420,885 shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95. Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon. At March 31, 2017 the liquidation preference of the Preferred Stock was $5,549,840.

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

NOTE 15 - COMMITMENTS

Asset Retirement Obligations

FASB ASC Topic 410, “Asset Retirement and Environmental Obligations,” requires the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to estimated costs for the removal and shipment of a solar power system under an equipment lease. Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. The Company had an asset retirement obligation of $19,454 as of March 31, 2017 and $18,759 as of June 30, 2016. The asset retirement obligation is classified as “Other long-term liabilities” in the condensed consolidated balance sheets. The table below summarizes the asset retirement obligation balances and activity:

	March 31, 2017	June 30, 2016
Balance at beginning of period	$18,759	$-
Liabilities incurred	-	18,527
Accretion expense	695	232
Balance at end of period	$19,454	$18,759

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

Operating lease expense recognized during the three and nine months ended March 31, 2017 was $16,642 and $45,739, respectively. Operating lease expense recognized during the three and nine months ended March 31, 2016 was $37,510 and $95,422, respectively. Operating lease expense is included in operating expenses in the condensed consolidated statements of operations. As of March 31, 2017 and June 30, 2016, the carrying value of the right of use asset was $163,959 and $27,264, respectively, and is separately stated on the condensed consolidated balance sheets. The related short-term and long-term liabilities as of March 31, 2017 were $67,983 and $95,977 and as of June 30, 2016 were $20,234 and $7,030, respectively. The short-term and long-term liabilities are included in “Accrued expenses” and “Other long-term liabilities,” respectively, in the condensed consolidated balance sheets.

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of March 31, 2017 and June 30, 2016 are summarized below:

	March 31, 2017	June 30, 2016
Weighted-average remaining lease term (in years)
Operating leases	2.54	1.33
Weighted-average discount rate
Operating leases	5.0%	5.0%

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheets as of March 31, 2017:

Operating Leases
2017	$16,533
2018	69,805
2019	64,297
2020	24,955
2021	-
Thereafter	-
Total undiscounted lease payments	175,590
Present value adjustment	(11,630)
Net operating lease liabilities	$163,960

Short-term Leases

The Company leases facilities in Honolulu, Hawaii, Milwaukee, Wisconsin, and Shanghai, China from non-related parties under lease terms that expire between May 31, 2017 and July 31, 2017. Monthly rent for the twelve-month rental periods is between $400 and $4,250 per month. Rent expense of $22,497 and $66,122 was recognized during the three and nine months ended March 31, 2017. Rent expense of $22,989 and $34,000 was recognized during the three and nine months ended March 31, 2016. Short-term rent expense is included in operating expenses in the condensed consolidated statement of operations.

Employment Contracts

The Company has entered into employment contracts with executives and management personnel. The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits. The employment contracts generally have no set term and can be terminated by either party. There is a provision for payments of up to six months of annual salary as severance if the Company terminates a contract without cause, along with the acceleration of certain unvested stock option grants. During the three and nine months ended March 31, 2017, the Company recorded $35,613  of severance for a former Vice President. During the year ended June 30, 2016, the Company recorded $125,000 of severance for a former CEO.

NOTE 16 - RETIREMENT PLANS

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, the EnSync, Inc. 401(k) Savings Plan. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. The Company matches employees’ contributions up to 4% of eligible compensation and Company contributions are limited in any year to the amount allowable by government tax authorities. Eligible employees are 100% immediately vested. Total employer contributions recognized in the condensed consolidated statements of operations under this plan were $61,448 and $146,005 for the three and nine months ended March 31, 2017, respectively. Total employer contributions recognized in the condensed consolidated statements of operations under this plan were $26,260 and $71,963 for the three and nine months ended March 31, 2016, respectively

NOTE 17 - INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Three and nine months ended March 31,
	2017	2016
Current	$-	$(468)
Deferred	-	-
Provision for income taxes	$-	$(468)

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of March 31, 2017 and June 30, 2016.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Three and nine months ended March 31,
	2017	2016
Income tax expense/(benefit) computed at the U.S. federal statutory rate	-34%	-34%
Change in valuation allowance	34%	34%
Total	0%	0%

Significant components of the Company’s net deferred income tax assets as of March 31, 2017 and June 30, 2016 were as follows:

	March 31, 2017	June 30, 2016
Federal net operating loss carryforwards	$22,120,693	$18,018,631
Federal - other	2,883,738	2,446,635
Wisconsin net operating loss carryforwards	3,752,097	2,929,157
Australia net operating loss carryforwards	1,290,134	1,290,134
Deferred income tax asset valuation allowance	(30,046,662)	(24,684,557)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $65.1 million as of March 31, 2017, that expire at various dates between June 30, 2018 and 2035. The Company also has $7.9 million in other federal deferred tax assets comprised of charitable contributions carryforwards and intangible amortization. The Company has U.S. federal research and development tax credit carryforwards of approximately $340,028 as of March 31, 2017 that expire at various dates through June 30, 2034. As of March 31, 2017, the Company has approximately $66.5 million of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2016 and 2029. As of March 31, 2017, the Company also has approximately $4.3 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

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

NOTE 18 – RELATED PARTY TRANSACTIONS

On September 7, 2016, the Company entered into a Membership Interest Purchase Agreement with Theodore Peck, the CEO of the Company’s 85% owned subsidiary, Holu Energy, LLC. Pursuant to the Membership Interest Purchase Agreement, the Company will sell to Theodore Peck all of the issued and outstanding membership interests of a PPA entity for $592,000, subject to the terms of a Promissory Note, a Security Agreement, and a Pledge Agreement. The transaction is considered to be executed upon terms that are in the normal course of operations. Revenues of $592,000 and expenses of $573,353 have been recognized in the Company’s condensed consolidated statement of operations for the three and nine months ended March 31, 2017.

NOTE 19 – SUBSEQUENT EVENTS

Termination of SPI Supply Agreement

On July 13, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with SPI Energy Co., Ltd. (“SPI”), (formerly known as Solar Power, Inc.), pursuant to which we sold SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of common stock (the “Purchased Common Shares”) and (ii) 28,048 shares of Series C Convertible Preferred Stock (the “Purchased Preferred Shares”). Pursuant to the Purchase Agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the “Warrant”). We also entered into a supply agreement with SPI pursuant to which we agreed to sell and SPI agreed to purchase certain products and services offered by the Company from time to time, including certain energy management system solutions for solar projects (the “Supply Agreement”).

The Purchased Preferred Shares were sold for $1,000 per share and were potentially convertible at a conversion price of $0.6678 into a total of up to 42,000,600 shares of Common Stock based upon SPI’s satisfying its purchase obligations under the Supply Agreement. The Warrant represents the right to acquire 50,000,000 shares of Common Stock at an exercise price equal to $0.7346 but only becomes exercisable upon SPI’s fully satisfying its purchase obligations under the Supply Agreement. Due to SPI’s failure to meet its purchase obligations, on May 4, 2017 the Company terminated the Supply Agreement. As a result of the termination of the Supply Agreement, it is no longer possible for SPI to satisfy the conditions that would have enabled it to convert the Purchased Preferred Shares or exercise the Warrant.

As the result of the termination of the Supply Agreement, the deferred revenue that was recorded upon closing of the SPI transaction will be reversed and a corresponding amount of gain will be recorded reducing the Company’s accumulated deficit by the same amount and ultimately resulting in a $13,290,000 increase in stockholders’ equity. The following table sets forth total EnSync, Inc. equity as of March 31, 2017 on an actual basis and on a pro forma basis giving effect to the termination of the Supply Agreement.

Total EnSync, Inc. equity as of March 31, 2017	$4,886,001
Pro forma increase in Total EnSync, Inc. equity	$13,290,000
Pro forma Total EnSync, Inc. equity as of March 31, 2017	$18,176,001

Sale of PPA Entity

On May 2, 2017, the Company entered into a Membership Interest Purchase Agreement with a leading US infrastructure investor. Pursuant to the Membership Interest Purchase Agreement, the Company will sell to the leading US infrastructure investor all of the issued and outstanding membership interest of a PPA entity for $2,550,000. Subject to the terms of the Membership Interest Purchase Agreement revenue will be recognized over the construction term of the project.

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

The condensed consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.), DCfusion, LLC, various PPA project subsidiaries, its eighty-five percent owned subsidiary Holu Energy LLC, and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited located in Hong Kong which was formed in connection with the Company’s investment in a China joint venture.

SPI Energy Co., Ltd.

In July 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with SPI Energy Co., Ltd. (“SPI”), (formerly known as Solar Power, Inc.), pursuant to which we sold to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of common stock (the “Purchased Common Shares”) and (ii) 28,048 shares of Series C Convertible Preferred Stock (the “Purchased Preferred Shares”) which were potentially convertible, subject to the completion of projects under our supply agreement with SPI (as described below), into a total of up to 42,000,600 shares of Common Stock. The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678. The aggregate purchase price for the Purchased Preferred Shares was determined based on a price of $0.6678 per common share equivalent. Pursuant to the Purchase Agreement, SPI was also issued a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the “Warrant”).

The cash received by the Company in excess of the fair value of the Purchased Common Shares and the nonconvertible attribute of the Purchased Preferred Shares was recorded as deferred revenue of $13,290,000. This amount was allocated to the Supply Agreement under which the Company expected to perform in the future. The deferred revenue was to be recognized as revenue as sales occured under the Supply Agreement.

The Company also entered into a supply agreement with SPI pursuant to which we agreed to sell and SPI agreed to purchase certain products and services offered by us from time to time, including certain energy management system solutions for solar projects (the “Supply Agreement”). The Supply Agreement contemplated the sale of at least (i) 5 megawatts of Products and Services (as defined in the Supply Agreement) within the first year, (ii) an additional 10 megawatts in the second year, (iii) an additional 10 megawatts in the third year, and (iv) an additional 15 megawatts in the fourth year. We had planned on achieving a significant amount of revenues under the Supply Agreement. SPI never made any purchases under the Supply Agreement. Due to SPI’s failure to meet its purchase obligations, on May 4, 2017 the Company terminated the Supply Agreement. As a result of the termination of the Supply Agreement, it is no longer possible for SPI to satisfy the conditions that would have enabled it to convert the Purchased Preferred Shares or exercise the Warrant.

The Purchased Preferred Shares were sold for $1,000 per share and were potentially convertible at a conversion price of $0.6678 per share based upon SPI’s satisfying its purchase obligations under the Supply Agreement. The Warrant represents the right to acquire 50,000,000 shares of Common Stock at an exercise price equal to $0.7346 but only becomes exercisable upon SPI’s fully satisfying its purchase obligations under the Supply Agreement.

We also entered into a governance agreement with SPI (the “Governance Agreement”) under which for so long as SPI holds at least 10,000 Purchased Preferred Shares or 25 million shares of Common Stock or Common Stock equivalents (the “Requisite Shares”) SPI had the right to initially nominate one director to the Company’s board of directors and to nominate additional directors as it completed and paid for Projects under the Supply Agreement and the Purchased Preferred Shares became convertible; provided in no event is SPI entitled to nominate a number of directors to the Board that would represent a percentage of the Board greater than the percentage determined by dividing the number of Common Stock Equivalents held by SPI by the sum of (A) the total shares of the Company’s Common Stock outstanding and (B) the number of shares of Common Stock into which the Preferred Stock held by SPI is convertible.

On August 30, 2016, SPI entered into a share purchase agreement (the “Share Purchase Agreement”) with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious all of the Purchased Common Shares, all 7,012 outstanding shares of Series C-1 Preferred Stock and 4,341 shares of Series C-2 Preferred Stock for a total purchase price of $17.0 million (which is equal to the price SPI paid for such securities). The Share Purchase Agreement provides that if the purchased shares of Series C-1 Preferred Stock and Series C-2 Preferred Stock are not converted into shares of common stock within six months following the closing date, Melodious will have the right to require SPI to repurchase such shares for a price equal to approximately 102% of the price paid by Melodious for such shares (plus 10% interest accrued from the closing date). As of March 31, 2017, Melodious had not elected to exercise such right.

DCfusion, LLC

On February 28, 2017, EnSync formed and became the controlling owner of DCfusion, LLC, partnering with two industry veterans (the “DCfusion Founders”) who are highly regarded leaders in direct current (DC) system engineering design, consulting and policy. Each DCfusion Founder became an employee of DCfusion, LLC upon the closing of the DCfusion transaction on February 28, 2017. The primary reason for the business acquisition was to benefit from the DCfusion Founders’ decades of customer applied DC system design and consulting experience, which complements our application engineering.  DCfusion also brings a unique and substantial pipeline of potential projects in vertical markets that rely on the consultative expertise of the DCfusion Founders, and the authoritative voice of policies, programs and standards shaping the DC-centric technical and market landscape.

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

Through March 31, 2017, the Company has received $5,425,000 of payments under the Lotte R&D and Amended License Agreements. The Company does not expect to receive any additional cash payments under these agreements.

RISKS AND UNCERTAINTIES

The following discussion of the condensed consolidated financial position and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2016. In addition to the historical information, this discussion contains forward looking statements such as statements of the Company’s expectations, plans, objectives, and beliefs. These statements use words such as “may,” “will,” “expect,” “anticipate,” “believe,” “plan,” and other similar terminology. In addition to the risks and uncertainties faced generally by participants in the renewable energy industry, we face the following uncertainties:

•	We have incurred losses since our inception in 1998 and anticipate incurring continuing losses.
•	We will require a substantial amount of additional funds to finance our capital requirements and the growth of our business, and we may not be able to raise a sufficient amount of funds, or be able to do so on terms favorable to us and our stockholders, or at all.
•	Our stock price could be volatile and our trading volume may fluctuate substantially.
•	Melodious Investments Company Limited and its affiliates (the “Melodious Group”) could sell or transfer a substantial number of shares of our common stock, which could depress the price of our securities or result in a change in control of the Company.
•	Our industry is highly competitive and we may be unable to successfully compete.
•	Our ability to achieve significant revenue growth will be dependent on the successful commercialization of our new products, including our Matrix Energy Management System and Agile Hybrid Storage System.
•	To achieve profitability, we will need to expand our sales, lower our costs and increase our margins, which we may not be able to do.
•	If our products do not perform as planned, we could experience increased costs, lower margins or harm to our reputation.
•	We need to continue to improve the performance of our products to meet future requirements and competitive pressures.
•	We must build quality products to ensure acceptance of our products.
•	To succeed, we will need to rapidly grow and we may not be successful in managing this rapid growth.
•	Our relationships with our strategic partners may not be successful, and we may not be successful in establishing additional partnerships, which could adversely affect our ability to commercialize our products and services.
•	We depend on sole and limited source suppliers and outsource certain manufacturing activities, and shortages or delay of supplies of component parts may adversely affect our operating results until alternate sources can be developed.
•	We have no experience manufacturing our products on a large-scale basis and may be unable to do so at our manufacturing facilities.
•	We are subject to risks relating to product concentration and lack of revenue diversification.
•	SPI has significant influence over key decision making of the Company and the Melodious Group may acquire the ability to significantly influence key decision making or may ultimately acquire complete control of the Company.
•	Our business could be negatively affected as a result of actions by activist shareholders, including the Melodious Group.
•	We have implemented, and Wisconsin law contains, anti-takeover provisions that may adversely affect the rights of holders of our common stock.
•	Our China joint venture could be adversely affected by the laws and regulations of the Chinese government, our lack of decision-making authority and disputes between us and the Joint Venture.
•	Business practices in Asia may entail greater risk and dependence upon the personal relationships of senior management than is common in North America, and therefore some of our agreements with other parties in China and South Korea could be difficult or impossible to enforce.
•	Our success depends on our ability to retain our managerial personnel and to attract additional personnel.

•	We market and sell, and plan to market and sell, our products in numerous international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.
•	Our sales cycle is lengthy and variable, which makes it difficult for us to forecast revenue and other operating results.
•	Our increased emphasis on larger and more complex system solutions and customer concentration may adversely affect our ability to accurately predict the timing of revenues and to meet short-term expectations of operating results.
•	We recently entered into our first target markets through power purchase agreements (“PPAs”), which represents a new business for us. We have very limited experience in the PPA business, which is very complex, and there can be no assurance that we will be able to successfully develop such business.
•	We expect to rely on third-party suppliers and contractors when developing and constructing systems for our PPA business.
•	Business and consumers might not adopt alternative energy solutions as a means for obtaining their electricity and power needs, and therefore our revenues may not increase, and we may be unable to achieve and then sustain profitability.
•	Our business depends in part on the regulatory treatment of third-party owned solar energy systems.
•	The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.
•	While we take steps to protect our proprietary rights to the extent possible, there can be no assurance that third parties will not know, discover or develop independently equivalent proprietary information or techniques, that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets. If we fail to protect our intellectual property, our planned business could be adversely affected.
•	We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.
•	We may engage in acquisitions that could disrupt our business, cause dilution to our stockholders and reduce our financial resources.
•	We have never paid cash dividends and do not intend to do so.

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

As the Series C Preferred Stock issued to SPI becomes convertible and the Warrant issued to SPI becomes exercisable only if SPI makes certain purchases from the Company, the Company concluded that the guidance in FASB ASC Topic 605-50, “Revenue Recognition – Customer Payments and Incentives” requires that the fair value of the conversion option on the Series C Preferred Stock and the Warrant must be reflected as a sales incentive, and presented as a reduction of revenue and increase to additional paid in capital when that value is recognized in the condensed consolidated statement of operations. The sales incentive will be recognized as SPI makes purchases that progress toward the vesting of each tranche of the conversion option of the Series C Preferred Stock and the Warrant, so long as the Company believes that it is probable SPI will make sufficient purchases to cause the applicable tranche of the Series C Preferred Stock to become convertible or the Warrant to vest. As of March 31, 2017, no purchases under the Supply Agreement had occurred and therefore no sales incentive had been recognized. Once such purchases occur, the Company will utilize all available information, including forecasts, in assessing whether each tranche of the Series C Preferred Stock is probable of becoming convertible and the Warrant is probable of vesting.

Any amount that is recognized as a sales incentive will be determined based upon the fair value of the convertibility provision on the applicable tranche of Series C Preferred Stock and/or the Warrant during the period in which sales to SPI occur. Because SPI does not face a penalty for not making purchases under the Supply Agreement other than the loss of the convertibility of the Series C Preferred Stock and the loss in value of the Warrant, the provisions of FASB ASC Topic 505-50, “Equity – Equity-Based Payments to Non-Employees” require that the sales incentive be measured based upon the fair value of the conversion provisions at the time they become exercisable and the Warrant at its vesting date and the value. The Company will therefore be required to update its estimates of the fair value of these items each period until SPI has purchased 40 megawatts of Projects under the Supply Agreement, at which point all tranches of the Series C Preferred Stock will be convertible and the Warrant will vest. As there are no observable prices for conversion provisions or the Warrant, the fair value estimates need to be determined using option pricing or other valuation techniques. See Note 2 to the condensed consolidated financial statements for further information about the measurement of fair value of these instruments as of March 31, 2017.

On August 30, 2016, SPI entered into a share purchase agreement (the “Share Purchase Agreement”) with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious all of the Purchased Common Shares, all 7,012 outstanding shares of Series C-1 Preferred Stock and 4,341 shares of Series C-2 Preferred Stock for a total purchase price of $17.0 million (which is equal to the price SPI paid for such securities). The Share Purchase Agreement provides that if the purchased shares of Series C-1 Preferred Stock and Series C-2 Preferred Stock are not converted into shares of common stock within six months following the closing date, Melodious will have the right to require SPI to repurchase such shares for a price equal to approximately 102% of the price paid by Melodious for such shares (plus 10% interest accrued from the closing date). As of March 31, 2017, Melodious had not elected to exercise such right. Following the sale of such securities, SPI continues to hold the Requisite Shares, and the Governance Agreement remains in effect.

RESULTS OF OPERATIONS

Three months ended March 31, 2017 compared with the three months ended March 31, 2016

Revenue:

Our revenues for the three months ended March 31, 2017 and March 31, 2016 were $50,505  and $160,138, respectively. The decrease of $109,633 in the three months ended March 31, 2017 was the result of a $14,251 decrease in product sales and a $95,382 decrease in engineering and development revenue as compared to the three months ended March 31, 2016.

Costs and Expenses:

Total costs and expenses for the three months ended March 31, 2017 and March 31, 2016 were $4,462,951  and $4,131,929, respectively. This increase of $331,022 in the three months ended March 31, 2017 was due to the following factors:

•	$116,363 increase in costs of product sales principally due to $53,000 in excess and obsolete inventory and $36,000 in severance incurred in the three months ended March 31, 2017;

•	$221,628 decrease in costs of engineering and development due to timing of costs incurred under the Lotte R&D Agreement for the three months ended March 31, 2017 compared to the three months ended March 31, 2016;

•	$17,213 decrease in advanced engineering and development expenses;

•	$530,747 increase in selling, general, and administrative expenses as a result of a $186,000 reversal of an unused reserve for the system upgrade initiative in the three months ended March 31, 2016, in addition to the incurrence of approximately $71,000 in additional stock compensation expense, $73,000 in additional expenses for wages and benefits, $97,000 in legal fees partially related to the acquisition of DCfusion, LLC, and $58,000 in additional director fees in the three months ended March 31, 2017; and

•	$111,673 decrease in depreciation and amortization expense as a result of aging fixed assets that have reached the end of their useful life

Other Income (Expense):

Total other income (expense) for the three months ended March 31, 2017 decreased by $71,466 to a loss of $170,390 from a loss of $98,944 for the three months ended March 31, 2016, which is principally reflective of the change in our investee company earnings.

Income Taxes (Benefit):

The benefit for income taxes during the three months ended March 31, 2017 decreased by $172 to $0 from $172 for the three months ended March 31, 2016. The benefit as of March 31, 2016 related to a refund received from the government of Australia related to a refundable tax credit for qualified research and development expenditures we incurred during the fiscal year ended June 30, 2014.

Net Loss:

Our net loss attributable to EnSync, Inc. for the three months ended March 31, 2017 increased by $506,551 to $4,454,114 from the $3,947,563 net loss for the three months ended March 31, 2016. This increase in loss was primarily from decreased revenues and increased costs and expenditures incurred during the three months ended March 31, 2017.

Nine months ended March 31, 2017 compared with the nine months ended March 31, 2016

Revenue:

Our revenues for the nine months ended March 31, 2017 and March 31, 2016 were $9,443,635  and $815,375, respectively. The increase of $8,628,260 in the nine months ended March 31, 2017 was the result of a $8,731,900 increase in product sales attributable to our sales of PPA systems to AEP Onsite Partners in July 2016 and two other investors, partially offset by a $89,389 decrease in engineering and development revenue in the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016.

Costs and Expenses:

Total costs and expenses for the nine months ended March 31, 2017 and March 31, 2016 were $22,921,069 and $13,138,964,  respectively.  This increase of $9,782,105 in the nine months ended March 31, 2017 was due to the following factors:

•	$9,309,456 increase in costs of product sales principally due to $9 million cost of product sales associated with the sale of the PPA systems to AEP Onsite Partners in July 2016 and two other investors and other product shipments;
•	$579,930 increase in costs of engineering and development due to timing of costs incurred under the Lotte R&D Agreement for the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016;
•	$1,595,971 decrease in advanced engineering and development expenses as a result of a $911,000 decrease in expenditures for temporary labor and a $367,000 decrease in expenditures of materials and supplies on projects;
•	$1,603,950 increase in selling, general, and administrative expenses as a result, in part, of a $186,000 reversal of an unused reserve for the system upgrade initiative in the nine months ended March 31, 2016, in addition to the incurrence in the nine months ending March 31, 2017 of approximately $499,000 in additional stock compensation expense, $561,000 in additional expenses for wages and benefits, $210,000 in additional director fees, and severance of $77,000, offset by a $204,000 decrease in recruiting expenses; and
•	$115,260 decrease in depreciation and amortization expense as a result of aging fixed assets that have reached the end of their useful life.

Other Income (Expense):

Total other income (expense) for the nine months ended March 31, 2017 decreased by $67,126 to a loss of $167,167 from a loss of $100,041 for the nine months ended March 31, 2016, which is reflective of the change in our investee company earnings.

Income Taxes (Benefit):

The benefit for income taxes during the nine months ended March 31, 2017 decreased by $468 to $0  from $468 for the nine months ended March 31, 2016. The benefit as of March 31, 2016 related to a refund received from the government of Australia related to a refundable tax credit for qualified research and development expenditures we incurred during the fiscal year ended June 30, 2014.

Net Loss:

Our net loss attributable to EnSync, Inc. for the nine months ended March 31, 2017 increased by $1,227,967 to $13,373,540 from the $12,145,573 net loss for the nine months ended March 31, 2016. This increase in loss was primarily from the increase in costs of product sales incurred during the nine months ended March 31, 2017.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts. Total capital stock and paid in capital as of March 31, 2017 was $140,394,346 compared with June 30, 2016 total capital stock and paid in capital of $138,771,379 . We had a cumulative deficit of $133,923,648  as of March 31, 2017 compared to a cumulative deficit of $120,550,108  as of June 30, 2016. At March 31, 2017 we had net working capital of $14,275,391 compared to June 30, 2016 net working capital of $25,519,210. Our shareholders’ equity as of March 31, 2017 and June 30, 2016, exclusive of noncontrolling interests, was $4,886,001 and $16,635,688 , respectively.

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”). Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%. At March 31, 2017, the Preferred Stock was convertible into a total of 3,337,448  shares of common stock of the Company (“Common Stock”) at a conversion price equal to $0.95. Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon. The net proceeds to the Company, after deducting $96,967 of offering costs, were $2,909,873. At March 31, 2017, the liquidation preference of the Preferred Stock was $5,549,840.

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

On August 30, 2016, SPI entered into a share purchase agreement (the “Share Purchase Agreement”) with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious all of the Purchased Common Shares, all 7,012 outstanding shares of Series C-1 Preferred Stock and 4,341 shares of Series C-2 Preferred Stock for a total purchase price of $17.0 million (which is equal to the price SPI paid for such securities). The Share Purchase Agreement provides that if the purchased shares of Series C-1 Preferred Stock and Series C-2 Preferred Stock are not converted into shares of common stock within six months following the closing date, Melodious will have the right to require SPI to repurchase such shares for a price equal to approximately 102% of the price paid by Melodious for such shares (plus 10% interest accrued from the closing date). As of March 31, 2017, Melodious had not elected to exercise such right. Following the sale of such securities, SPI continues to hold the Requisite Shares, and the Governance Agreement remains in effect.

At March 31, 2017, our principal sources of liquidity were our cash and cash equivalents which totaled $12,399,671 and accounts receivable of $237,265.

We believe that cash and cash equivalents on hand and other potential sources of cash will be sufficient to fund our current operations through the first quarter of fiscal year 2018 and that we will require additional investment capital to fund our operations thereafter. We are currently exploring potential financing options that may be available to us. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all.

If we are unable to obtain additional required funding, we may not be able to:

•	remain in operation;
•	execute our growth plan;
•	take advantage of future opportunities; or
•	respond to customers and competition.

Operating Activities

Our operating activities used net cash of $4,578,824 for the nine months ended March 31, 2017. Cash provided by operations resulted from a net loss of $13,644,601, which was decreased by $2,397,112 in non-cash adjustments and by $6,668,665 in net changes to working capital. Non-cash adjustments included $447,494 of depreciation and amortization expense, $1,554,567 of stock compensation expense, $234,675 provision for inventory reserve, and $171,816 in equity in loss of investee company, partially offset by $8,432 gain on sale of property and equipment, and $3,008 of interest accreted on the note receivable. Net increases in working capital were primarily from decreases of $5,690,307 in deferred PPA project costs, $782,092 in project assets, $422,638 in deferred revenue, $217,217 in deferred customer project costs, $137,983 in other long term liabilities, $60,895 in accounts payable, and a $29,704 decrease in accrued compensation and benefits, offset by increases of $144,366 in prepaids and other current assets, $64,632 in accounts receivable, $312,715 in inventories, $53,683 in accrued expenses, and $96,775 in customer deposits.

Investing Activities

Our investing activities used net cash of $31,039  for the nine months ended March 31, 2017, related primarily to expenditures for new property and equipment of $46,364, partially offset by cash proceeds in the amount of $15,325 from the sale of property and equipment.

Financing Activities

Our financing activities used net cash of $180,133 for the nine months ended March 31, 2017 for repayments of long-term debt of $248,533 offset by proceeds from the exercise of stock options of $68,400.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the nine months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceeding that we believe will have a material adverse effect on our business, financial condition or results of operations. We may, however, be subject to various claims and legal actions arising from the ordinary course of business from time to time.

Item 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set for the in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A, Risk Factors,” in our most recent Annual Report on Form 10-K and in any subsequent Quarterly Reports on Form 10-Q.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January and February 2017, the Company issued a total of 270,000 stock option awards to three new non-executive employees as inducement grants to enter into employment with the Company. Of these stock options, 90,000 vest and become exercisable in three equal annual installments and 180,000 vest and become exercisable in full on the third first anniversary of the date of grant. These new hire inducement awards were granted pursuant to the exemption from registration made available under Section 4(a)(2) of the Securities Act of 1933. The Company intends to file a registration statement on Form S-8 to register the shares of common stock underlying these awards prior to the time at which they vest.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned on May 11, 2017, thereunto duly authorized.

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

