Form 10-K
period 2017-06-30
EnSync, Inc.
filed 2017-09-27
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

Commission File Number: 001-33540

EnSync, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1987014
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

N93 W14475 Whittaker Way
Menomonee Falls, Wisconsin	53051
(Address of principal executive offices)	(Zip Code)

(262) 253-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 Par Value	NYSE American

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☑

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, computed by reference to the closing price as reported on the NYSE American on December 31, 2016, which was the last business day of the registrant's most recently completed second fiscal quarter, was $20,256,907.

As of September 27, 2017, the Company had 55,604,327 shares of its Common Stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2017. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ENSYNC, INC.

2017 ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “goal,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding our ability to monetize our power purchase agreement (“PPA”) assets, statements regarding the sufficiency of our capital resources, expected operating losses, expected revenues, expected expenses and our expectations concerning our business strategy, Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our historical and anticipated future operation losses and our ability to continue as a going concern; our ability to raise the necessary capital to fund our operations and the risk of dilution to shareholders from capital raising transactions; our ability to remain listed on the NYSE American; the effects of a sale or transfer of a large number of shares of our common stock; the competiveness of the industry in which we compete; our ability to successfully commercialize new products, including our MatrixTM Energy Management, DER FlexTM, DER SupermoduleTM System and AgileTM Hybrid Storage Systems; our ability to lower our costs and increase our margins; the failure of our products to perform as planned; our ability to improve the performance of our products; our ability to build quality and reliable products and market perception of our products; our ability to grow rapidly while successfully managing our growth; our ability to maintain our current and establish new strategic partnerships; our dependence on sole source and limited source suppliers; our limited experience manufacturing our products on a large-scale basis; our product, customer and geographic concentration, and lack of revenue diversification; the ability of SPI Solar Ltd. (fka Solar Power Inc.) to influence key decision making; the potential of Melodious Investments Company to acquire complete control; the effect laws and regulations of the Chinese government may have on our China joint venture; our ability to enforce our agreements in Asia; our ability to retain our managerial personnel and to attract additional personnel; our ability to manage our international operations; the length and variability of our sales cycle; our increased emphasis on larger and more complex system solutions; our lack of experience in the PPA business; our reliance of third-party suppliers and contractors when developing and constructing systems for our PPA business; our dependence on governmental mandates and the availability of rebates, tax credits and other economic incentives related to alternative energy resources and the regulatory treatment of third-party owned solar energy systems; our ability to protect our intellectual property and the risk we may infringe on the intellectual property of others; the cost of protecting our intellectual property; future acquisitions could disrupt our business and dilute our stockholders; and the other risks and uncertainties discussed in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Item 1.	BUSINESS

EnSync, Inc. and its subsidiaries, which are often referenced as EnSync Energy for marketing and branding purposes (“EnSync Energy,” “we,” “us,” “our,” or the “Company”) is an energy innovation company whose technologies and capabilities are designed to deliver the least expensive, highest value and most reliable electricity. EnSync Energy’s modular technologies and services synchronize power sources to meet dynamic and evolving energy environments, enable real-time prioritization of distributed energy resources and provide grid stability and economic optimization. EnSync Energy offers integrated solutions from concept through design, project finance, commissioning, and operating and maintenance, serving the commercial and industrial (“C&I”) and multi-tenant building, utility and off-grid markets.

Incorporated in 1998, EnSync Energy is headquartered in Menomonee Falls, Wisconsin, USA, with offices in Madison, Wisconsin, Petaluma, California, Honolulu, Hawaii and Shanghai, China.

EnSync Energy develops and commercializes product and service solutions for the distributed energy generation market, including energy management systems, energy storage systems, applications and internet of energy platforms that link distributed energy resources with the grid network. These solutions are critical to the transition from a “coal-centric economy” to one reliant on renewable energy sources. EnSync Energy synchronizes conventional utility, distributed generation and storage assets to seamlessly ensure the least expensive and most reliable electricity available, thus enabling the future of energy networks.

EnSync Energy delivers fully integrated systems utilizing proprietary direct current power control hardware, energy management software and extensive experience with energy storage technologies. Our internet of energy control platform adapts to ever-changing generation and load variables, as well as changes in utility prices and programs, aiming to ensure the means to make and/or save money behind-the-meter while concurrently providing utilities the opportunity to use distributed energy resource systems for various grid enhancing services.

EnSync Energy’s systems can easily integrate distributed energy resources with the grid, island from the grid and serve as a microgrid, and be deployed as self-contained microgrids, delivering electricity to sites for which no grid exists. EnSync Energy brings vital power control and energy storage solutions to problems caused by the incorporation of increasingly pervasive renewable energy generating assets that are part of the grid power transmission and distribution network used in commercial, industrial and multi-tenant buildings. In addition to ensuring resilient and high-value electricity to off-takers, utilities can benefit from EnSync Energy’s systems by relying on such assets for visibility, aggregation and control as they begin to use distributed energy resources to ensure a more fortified grid via grid services. The Company also develops and commercializes energy management systems for off-grid applications such as island or remote power.

Today there are generally three sources of electricity, particularly for behind-the-meter applications: conventional generation, generation from renewables and energy storage, the latter two of which are often referred to as distributed energy resources (“DERs”).

On their own, each of these sources has limitations due to various factors such as cost, availability, resiliency and environmental impact. In a model environment, these disparate sources work in a synchronized manner, all three continually prioritized and optimized to always deliver the least expensive and most reliable electricity.

However, the conventional approach of power electronics provides limited capability in terms of optimization, efficiency, scalability and the ability to accommodate ever-changing and evolving applications and policies. Further complicating the realization of the model environment is that a “one size fits all” approach to energy storage has been the norm, relying on single-storage technology for disparate applications, some of which need high power and some of which need high energy. The perfect battery to perform the approximately 15 different applications does not exist, and forcing one type of storage technology to attempt a variety of both power and energy applications is limiting, unreliable and costly.

EnSync Energy’s energy management systems enable comprehensive functionality and provide for numerous applications that do away with limitations of conventional power electronics. EnSync Energy’s energy management systems are being developed to provide:

•	active energy synchronization for any or all direct current (“DC”) and alternating current (“AC”) inputs and outputs;

•	prioritization and optimization of all generating assets without system controllers and complex algorithms;

•	management of every power and energy storage application and asset in simultaneous operation;

•	modular, scalable, efficient and “future proof” energy management as a 20-year asset; and

•	aggregation and monetization of distributed energy resource assets to provide grid services.

Our energy storage system expertise enables us to design and deploy customized systems using whatever storage technology is most effective and economical for the specific needs of the customer and application, including applications where the optimum solution utilizes multiple storage technologies in a hybrid configuration. EnSync Energy has commercialized the Matrix™ Energy Management System, a system that makes it very easy to create hybrid energy storage systems by effectively “auto-segregating” power and energy applications, and pulling from the optimal battery technology to do the job. By utilizing the proprietary EnSync Energy “Auto-Sync” DC-Bus architecture, the Matrix™ accomplishes this without the complexity of a central control system; a highly complicated task accomplished simply and cost-effectively.

EnSync Energy’s portfolio of energy storage products includes a variety of technologies, including ZnBr flow batteries, numerous lithium ion chemistries, lead acid and aqueous batteries. EnSync Energy continually evaluates storage technologies for safety, operational and price performance, as our expertise in designing systems comprised of the optimal storage technologies with application specific objectives differentiates us in the marketplace.

Hybrid power and energy storage is the best way to optimize both power and energy applications, and an enabling energy management system distills all of the complexity to a simple means of generating or saving money behind the meter through a variant of applications, including supply response, time-of-use, frequency regulation and back-up power.

We believe our energy management solutions are a significant improvement over conventional, stick-built assets that cannot accommodate the dynamic evolution of rate structures, programs and capabilities. We believe our solution will allow our customers to future-proof a building with an energy management system that is flexible and scalable by simply adding drawers to a cabinet, with each drawer designated as photovoltaics (“PV”), DC lighting, a diesel generator or storage, to list a few options. “Hot swappable,” drawer-based architecture similar to that of a rack mount server, should allow optimal uptime and reliability.

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

EnSync Energy is excited about the industry shift to comprehensive energy management for behind-the-meter applications. We believe firmly that synchronization of disparate generating assets for the purpose of power and energy through state-of-the-art energy management systems is opening up numerous possibilities, as well as markets, for owners and operators of buildings, utilities and micro grids.

Our goal at EnSync Energy is to deliver the ability to lower the cost of electricity, create a more resilient grid infrastructure, prompt economic markets to leverage distributed assets and bring power to remote locales not served by traditional grid power.

Power Purchase Agreements

In addition to customer-direct systems sales, we recently began addressing our target markets as a developer and a financial packager through the use of power purchase agreements (“PPAs”). Navigant Research forecasts the annual market for solar plus energy storage distributed energy systems to grow to nearly $50 billion by 2026, with a 2017 to 2026 compound annual growth rate of more than 40 percent. Under this PPA structure, we agree to develop and supply a system that uses our and other companies’ products and the offtaker agrees to purchase electricity from the completed system at a fixed rate for typically a 20-year period. Through these arrangements, the offtaker receives the benefit of a low and fixed price for electricity without incurring the capital expenditures required to develop and build the system.

Because building these PPA projects requires significant long-term capital outlays, we do not intend to own the PPA systems and seek to sell them to third parties once we have completed the site development process. Site development activities include: (i) finalizing the engineering design of the system, (ii) applying for and receiving the necessary permits for construction of the system and (iii) negotiation of an interconnection agreement with the local utility. This site development process typically takes three to four months.

We typically do not begin construction of a specific project until it has been sold to a third party. Accordingly, during the site development process, we engage in a sale process and provide interested purchasers with information related to the system. The purchase price for a particular system is determined through a formula that we believe is customary in the solar industry that takes into account the revenue stream to be received from the offtaker discounted to present value based on customary internal rates of return for similar projects, the costs of completing, maintaining and administering the system and certain other factors.

Once the system has been sold, we begin construction which includes procurement of the necessary equipment, physical construction and commissioning of the system. The construction period varies based on many internal and external factors, but is typically completed within six to nine months.

Our sales agreement with the buyer of the system typically provides for us to receive an upfront payment and additional progress payments to be made based upon achievement of certain key construction and commissioning milestones.

We recognize revenue from these PPA arrangements on a percentage of completion basis as we build out and commission the system. Any excess cash received from the system purchaser in excess of recognized revenue is recorded as billings in excess of costs and estimated earnings and carried as a liability on our consolidated financial statements. Based on our experience to date, we expect to recognize all revenue from a particular PPA system typically within 12 months of the signing of the related PPA agreement.

We may also enter into a service agreement with the owner of a PPA system pursuant to which we provide ongoing administrative, operating and maintenance services. These agreements usually have a term which matches the PPA term. We recognize revenue from a service agreement ratably over the life of the related agreement.

Target Markets

EnSync Energy’s energy management systems, storage technologies and “internet of energy” products target a variety of applications in three primary markets: (1) C&I Buildings, Multi-tenant Structures and Communities; (2) Utility Grid Power Distribution; and (3) Microgrids. We believe our solutions will enable utilities to reduce construction of under-utilized “peak” power generating plants and incorporate more renewable energy generating assets into the grid. EnSync Energy’s ability to provide modular and configurable power control and storage solutions can be tailored to meet a variety of needs, whether it be shifting energy from low rate to high rate periods, or enabling complete grid independence.

Commercial & Industrial Buildings, Multi-Tenant Structures and Communities

EnSync Energy offers a revolutionary energy synchronization system that we believe enables a dramatic reduction in the cost of electricity and increases the financial returns of distributed generation systems in the C&I and multi-tenant structures and communities markets. Commercial and industrial buildings as well as multi-tenant structures have become a major opportunity for distributed generation assets to create "net zero" buildings, and provide utilities with sources of energy in critical peak or critical load situations. We believe we are the only company today that can provide complete C&I and multi-tenant building energy storage and energy management systems that unlock opportunities to generate income today, as well as "future proof" the building for any additional applications and requirements that are realized throughout the life of the asset. This includes energy management and hybrid energy storage systems.

For the C&I market, EnSync Energy has introduced Matrix™ and Agile Hybrid systems engineered to:

•	enable distributed intelligence and active control of inputs and outputs inside buildings;

•	allow a building to be connected to others in a micro grid;

•	provide seamless connectivity to the utility for smart export on demand and “internet of energy” capability; and

•	create a net-zero building and deliver cash generation opportunities.

Utility Grid Power Distribution

Utilities are faced with providing cheaper, cleaner and more reliable power as consumers transition away from a coal-centric economy which requires increased use of renewables. EnSync Energy utility-scale energy storage systems are designed to improve power quality, smooth output from intermittent generating assets, help reduce emissions, defer transmission, distribution and substation upgrades, and reduce costs associated with traditional generating plants.

An integrated system that features zinc bromide flow battery technology can be partnered with Matrix™ power controls to provide for longer energy discharge applications prevalent in utility scale applications. EnSync Energy’s lithium ion battery systems can be deployed in utility applications requiring very high power for shorter discharge durations.

EnSync Energy’s utility-scale flow batteries offer high energy density, are environmentally friendly, and are manufactured as 20-year assets.  Multiple container units can be modularly interconnected and configured with EnSync Energy’s inverter technology to deliver an end-to-end system for quick and simple installation. EnSync Energy’s designs are easily transferable and portable with simple site permitting in places that can be constructed not always accessible by traditional generating sources.

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

Resiliency, independence, environmentally friendly and cost-effective operation are key requirements for today’s microgrid environments, and we believe that EnSync Energy is well-positioned to become the “go-to” microgrid enabling technology to deliver on these objectives.

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

EnSync Energy products are designed to address the increasingly overtaxed grid networks throughout the world by enabling variable power generation from renewable sources to be introduced in large amounts in an economical, clean and reliable manner, improving the quality of life for an energy hungry population.

EnSync Energy products have also been instrumental in enabling breakthroughs in distributed energy and micro-grid deployment in grid interactive or completely off-grid applications. From island power installations in the Pacific region to remote off-grid power for military use and diesel displacement for back-up power for buildings and facilities in Hawaii, EnSync Energy’s advanced energy storage and power control systems deliver highly effective solutions for a variety of needs.

Matrix™ Energy Management

The Matrix™ Energy Management System is breakthrough technology as a “behind-the-meter” energy control system targeted specifically at the C&I and multi-tenant building markets. Matrix™ utilizes EnSync Energy’s patented “Auto-Sync” DC-Bus Modular Controls that enable simple integration of all AC and DC system inputs, and automatically route the generated electricity in the most efficient and cost-effective manner, in or out of the building. Matrix™ is modular and configurable, designed to meet the building owner’s needs today, as well as providing a “future proof” solution for potential applications tomorrow. Matrix™ enables complete distributed generation asset-to-utility communication for “smart export” and can be clustered in a secure network as a set of assets that enable real-time spot market electricity sales through EnSync Energy’s “internet of energy” platform. Serviceability is simple with “hot swappable” drawers that can be replaced without taking the entire distributed generation system off line. DC-DC, DC-AC and AC-DC transformers and communications drawers are all configurable to the same universal architecture in either single or multiple Matrix™ cabinets.

The Matrix™ is a fully configurable UL certified system for the commercial and industrial markets as well as distributed assets in the electrical utility market. As the Matrix™ is considered a “platform”, it provides a roadmap for incorporation of features, functionality, capabilities and higher power ratings, whether created organically or from third parties.

DER Flex™ Internet of Energy Control Platform

EnSync Energy Systems is creating the future of electricity with innovative DER systems and internet of energy control platforms. DER Flex™ is a breakthrough software platform that seamlessly connects to DERs and intelligently controls the flow of electricity to maximize profit for the DER owner, and offers aggregation and monetization opportunities for providing utility grid services. State-of-the-art DER FlexTM software give users a wide range of capabilities to operate the system efficiently, document performance and gather information to intelligently refine the distributed resource structure and operations over time.

DER FlexTM adapts easily to ever-changing generation and load variables, as well as changes in utility prices and programs. This ensures the means to make or save money behind-the-meter, while concurrently providing utilities the opportunity to use DERs for an array of grid enhancing services. DER FlexTM enables aggregation of multiple behind-the-meter sites and coordinates operation to ensure maximum efficiency and profitability by monetizing an owners DER fleet. Site specific operating requirements are maintained, while excess generation can be sold into the utility/independent system operator marketplace. Automation of these transactions means DER facility operators do not need to become experts in energy markets to maximize revenue. They can simply focus on monitoring the energy system’s performance, while receiving a revenue stream and benefiting from utility bill reductions.

DER SuperModule™ System

The DER SuperModule™ System is a self-contained DER system that integrates with any facility’s renewable generation, customer load and grid interconnection. The result is a “plug and play” solution for deploying the least expensive, highest value and most reliable electricity. Featuring the patented Matrix™ Energy Management technology and application specific combination of both power and energy storage, the DER SuperModuleTM System creates a high-performance distributed energy resource that today enables the grid network of tomorrow, and provides unparalleled capability for remote microgrid environments.

From sub-500 kilowatt-hour to more than a megawatt-hour in size, the DER SuperModuleTM System enables the optimum initial system configuration, along with the ability to evolve over the lifetime of the installation to continually maximize new avenues that make or save money. With the changing nature of energy policies and available revenue streams, EnSync Energy’s innovative power controls and storage technologies, provided fully integrated within a container, provide the greatest performance advantages in developing environments.

Agile Hybrid Advanced Energy Storage

The Agile Hybrid Storage System is forward-looking technology that seamlessly combines a variety of storage units to meet a breadth of applications. EnSync Energy’s Agile Hybrid Series is an energy storage system optimized specifically for high performance, safety, longevity and ability to deliver both power and energy for all available behind-the-meter applications in commercial, industrial, multi-tenant and resort buildings.

The Agile Hybrid Series features EnSync Energy’s flow battery which achieved third-party certification from a leading, globally-recognized test facility in China that validated the battery achieved performance at or beyond design and company specifications. Along with our flow battery, the Agile Hybrid Series integrates complementary storage technology best suited for the balance of applications, which is often Lithium-ion batteries because it marries well with renewable firming and other short-discharge, high-power applications, or aqueous storage technology for very long discharge durations at relatively low loads.

Strategic Partners

We continue to utilize strategic partners to maximize our speed to market with solutions, augment our capabilities and expand our global presence and plan to continue to evolve strategic relationships in geographic markets that offer rapid and substantial growth opportunities. Strategic partners offer numerous benefits, such as market entry and penetration, low-cost manufacturing, financial consideration, technical complement, government relationships and integration as well as support services.

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

We continue to have domestic and international patents issued on our power and energy control architecture known as the “Auto-Sync” modular DC-Bus, which is utilized in our Matrix™ Energy Management System and our new high power version of Matrix™ Energy Management System. As an extension of the auto-sync DC-Bus IP, we have further developed and filed IP for hybridization of multiple types of energy storage in a single system. Other system level IP has been developed and patents filed utilizing these concepts to retrofit existing PV systems with energy storage without impacting the existing equipment and/or operation, allowing a conversion from an uncontrollable to controllable PV power generation system. Additionally, we continue to have multiple patents allowed and pending on power conversion control concepts domestically and internationally related to renewable energy optimization.

EnSync Energy continues to view the “internet of energy” as a key developing market. We have completed the design and development of the critical building blocks that can enable efficient and economic deployment and control of distributed generation and storage assets throughout the grid network, delivering high value to both utility as well as distributed generation asset owners. EnSync Energy’s control expertise and ability to leverage third-party data will be an enabling capability for a future where spot market buying and selling of electricity between asset owners and the utility is realized by an individual site or an aggregation of multiple sites. IP for this unique approach has been developed and patents have been filed. This advancement now allows EnSync Energy to be the “hub” through which electricity and communication between the generating assets and the utility passes.

Our battery technology team has made significant progress and continues to advance our research and development of flow battery technology in the area of cell design, advanced cell materials and advanced electrolyte chemistries. This research has generated new IP resulting in several patent filings. This is an area where know-how, in addition to IP, is critical.

EnSync Energy’s structured finance team has developed proprietary economic modeling capabilities to produce financial return scenarios and create the optimal structure for our PPA business. EnSync Energy’s advanced modeling factors load profiles and operating requirements, as well as all sources of electricity, including DERs such as solar, batteries (single technology and power + energy hybrid) and diesel generators, in conjunction with available utility resources.

We have filed for multiple patents in areas of energy storage technology and applications and control technologies, both domestically and internationally. Our filings are intended to further our differentiation, as our ability to control complex functions in simple and economical ways is unique. Through the advanced development of our IP, our product and system solutions portfolio continues to expand. Areas such as hybridization of multiple storage technologies, concurrent control of multiple applications without the requirement for complicated control schemes, communications and control with utility power and energy management by site and by aggregation of sites and modular energy storage upgrades “seamlessly” into existing PV systems are all breakthroughs for the commercial and industrial building market. Additionally, our ongoing research in flow battery technology provides the foundation for the next generation of our flow battery products.

To date EnSync Energy has more than 120 active patents allowed or pending domestically and internationally with more than 50 patent filings anticipated over the next year.

We use trademarks on some of our products and systems, and have added registration of current and roadmap products this year in the United States and internationally.

Advanced Engineering and Development

Our key advanced engineering initiatives and achievements are:

•	Completion of Matrix™ ETL certification to standard UL1741 and IEEE1547;

•	Completion of a fully integrated and modular Matrix™ includes PV DC/DC converters, battery DC/DC converters, DC/AC grid tie and off-grid inverters as a first of its kind;

•	Completion of the EnerSection 125kVa grid-tie inverter certification to Hawaiian Electric utility standards;

•	Completion of the Matrix™ grid-tie inverter certification to Hawaiian Electric utility standards;

•	Completion of a high-efficiency DC/DC flow battery converter;

•	Completion of high power conversion for large C&I and utility scale flow battery, Lotte 500kWh flow battery;

•	Completion of 3rd party validation of Agile Hybrid, EnerSection and Matrix™ products;

•	Design and development of the Higher Power version of the Matrix™ Energy Management System for utility scale markets;

•	Design and development of a higher power, hybridized zinc bromide/Li-ion/Matrix™ system incorporating PV and other renewable and advanced energy generation capability into a set of standardized modules which may be mixed and matched to meet the needs of specific applications;

•	Design and development of EnSync Energy’s “internet of energy” control platform for seamless integration of distributed energy resources into the utility grid;

•	Design and development of additional Matrix™ modules to enhance the Matrix™ portfolio;

•	Design and development of advanced high-efficiency power converters; and

•	Research and development of advance flow battery materials and chemistries.

The goal of these initiatives is to deliver differentiated product and system solutions that enable the massive expansion of renewable energy generation and to provide optimal economic benefit to our customers.

Our advanced engineering and development expense and cost of engineering and development revenues totaled approximately $5.8 million and $6.8 million for the years ended June 30, 2017 and June 30, 2016, respectively. We also had engineering and development revenues of approximately $175,000 and $369,000 for the years ended June 30, 2017 and June 30, 2016, respectively.

Public Policy and Regulation

Federal, state and local governmental authorities have provided economic incentives, such as system performance payments, renewable energy tax credits and feed-in tariffs, to support and accelerate the adoption of solar power solutions. In addition, many states have adopted renewable energy mandates, such as renewable portfolio standards which mandate that certain amounts of electricity delivered to customers must come from eligible renewable energy resources. Some states such as Hawaii and California, where we have focused business development efforts, have significantly expanded their renewable portfolio standards in recent years. Governmental support for the development and use of renewable energy resources, in particular solar power products and solutions, is critical to the success of our strategic initiatives, and the economic viability of solar power products and solutions as an alternative to traditional energy resources. However, some of these economic incentives and government mandates are scheduled to be reduced or to expire, and some could be eliminated altogether.

Alternatively, governmental bodies may also impose tariffs on imported solar equipment, which may increase our supply costs. In August 2017, the International Trade Commission (“ITC”) heard a petition from two financially distressed solar manufacturers, Suniva and SolarWorld, requesting the imposition of duties and floor prices on certain imported solar equipment. The imposition of these and other similar measures, particularly on supplies we import from China, would significantly increase our cost of sales and potentially cause substantial disruption to the economic model of the solar power industry as a whole.

We are closely monitoring developments in this matter and in public policy and regulatory matters as a whole and adjusting our business model, strategy and execution as appropriate to adapt to any such changes. However, these and other developments may adversely impact our corporate strategy, financial condition, results of operations and future prospects. For more information about the risks related to renewable energy and solar power public policies, see “Item 1A – Risk Factors” in this Annual Report on Form 10-K.

Employees

As of September 12, 2017, EnSync Energy and its subsidiaries had a total of 66 full-time employees in the United States and China. We expect staffing numbers to increase on an as-needed basis as our business grows in accordance with our business expansion plans. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that our relationship with our employees is good.

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file or furnish to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as any amendments to any of those reports are available free of charge on or through our website as soon as reasonably practicable after we file them with or furnish them to the SEC electronically. Our website is located at www.ensync.com. In addition, you may receive a copy of any of our reports free of charge by contacting our Investor Relations department at our corporate headquarters.

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

For the fiscal year ended June 30, 2017, we had revenues of $12,494,184. During this period, we had a net loss of $4,089,536 after deducting the net loss attributable to the noncontrolling interest. There can be no assurance that we will have income from operations or net income in the future. As of June 30, 2017 we had an accumulated deficit of $124,639,644 and total equity of $17,907,767. As discussed in our consolidated financial statements, our significant operating losses and operating cash flow deficits raise doubt about our ability to continue as a going concern. We anticipate that we will continue to incur losses and operating cash flow deficits until we are able to increase our revenues to a level at which we become profitable. However, we cannot predict when we will operate profitably, if ever. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We may require a substantial amount of additional funds to finance our capital requirements and the growth of our business, and we may not be able to raise a sufficient amount of funds, or be able to do so on terms favorable to us and our shareholders, or at all.

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

We may issue debt and/or senior equity securities in the future which would be senior to our common stock upon liquidation. Upon liquidation, holders of our debt securities, senior equity securities and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. As a result of the significant number of convertible preferred shares outstanding, our common shareholders may receive nothing in the case of a liquidation event.

Our stock price could be volatile and our trading volume may fluctuate substantially.

The price of our common stock has been and may in the future continue to be extremely volatile, with the sale price fluctuating from a low of $0.13 to a high of $30.00 since June 18, 2007, the first day our stock was traded on the NYSE American. Many factors could have a significant impact on the future price of our common stock, including:

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

For the three-month period ended June 30, 2017, the daily trading volume for shares of our common stock ranged from 6,900 to 3,433,000 shares traded per day, and the average daily trading volume during such three-month period was 216,484 shares traded per day. Accordingly, our investors who wish to dispose of their shares of common stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of common stock.

If we fail to satisfy all required continued listing requirements, our common stock may be delisted from the NYSE American, which would cause our common stock to become less liquid.

Our shares have been listed on the NYSE American (formerly the NYSE MKT) since June 18, 2007. We are required to comply with all reporting and listing requirements on a timely manner and maintain our corporate governance and independent director standards. The NYSE American imposes, among other requirements, listing maintenance standards including minimum shareholders’ equity, minimum stock price and market capitalization requirements. If we are unable to remain in compliance with applicable listing requirements and our common stock is delisted by NYSE American, it could lead to a number of negative implications, including reduced liquidity in our common stock, greater volatility in the price of our common stock and greater difficulty in obtaining financing. There can be no assurance that our common stock will remain eligible for trading on the NYSE American.

Melodious Investments Company Limited and its affiliates (the “Melodious Group”) could sell or transfer a substantial number of shares of our common stock, which could depress the price of our securities or result in a change of control of the Company.

The Melodious Group currently owns 16,550,993 shares of our common stock. The Melodious Group does not have any contractual restrictions on its ability to sell or transfer our common stock on the open market, in privately negotiated transactions or otherwise, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of the Company to a third party. Sales by the Melodious Group of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our common stock.

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

Our ability to achieve significant revenue growth will be dependent on the successful commercialization of our products, including our Matrix™ Energy Management System, Agile Hybrid Storage System, DER SuperModule™ System and DER FlexTM Internet of Energy Control Platform.

We anticipate that a substantial majority of our revenue in fiscal year 2018 will come from certain of our products, including our Matrix™ Energy Management System, Agile Hybrid Storage System, DER SuperModule™ System and DER FlexTM Internet of Energy Control Platform. If these products do not meet with market acceptance, our business, financial condition and results of operations will be adversely affected. A number of factors may affect the market acceptance of our new products, including, among others:

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

To achieve profitability we will need to expand our sales, lower our costs and increase our margins. These efforts may fail due to unforeseen factors. Our failure to lower our costs could make our products less competitive and harm our ability to grow our revenues. Our inability to lower our costs and increase our margins could have a materially adverse effect on our financial condition and results of operations.

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

We need to continue to improve various aspects of our technology as we move forward with larger scale production and new applications of our products. For example, through our collaboration with Lotte Chemical Corporation (“Lotte”) we have developed a 500kWh version of our zinc bromide flow battery. Our products are complex and there can be no assurance our development efforts will be successful. Future developments and competition may reveal additional technical issues that are not currently recognized as obstacles. If we cannot continue to improve the performance of our products in a timely manner, we may be forced to redesign or delay large scale production or possibly abandon our product development efforts altogether.

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

In order to successfully grow our revenues and become profitable, we will need to grow rapidly. If we fail to effectively manage this growth, our business could be adversely affected. Rapid growth will place significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, we may fail to timely deliver products to our customers in sufficient volume or the quality of our products could suffer, which could negatively affect our operating results. To effectively manage this growth, we will need to hire additional personnel, and we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we move forward in commercializing our new products, we will also need to effectively manage our manufacturing and marketing needs, which represent new areas of oversight for us. These additional employees, systems enhancements and improvements will require significant capital expenditures and management resources. Failure to successfully implement these improvements could hurt our ability to manage our growth and our financial position.

Our relationships with our strategic partners may not be successful, and we may not be successful in establishing additional partnerships, which could adversely affect our ability to commercialize our products and services.

Due to the expense, effort and expertise required to develop market and commercialize our products and our limited resources, an important element of our business strategy is to enter into strategic partnerships with partners who can assist us in achieving our business goals. We have entered into several strategic partnership arrangements and expect to seek additional strategic partners in the future. However, for a variety of reasons we not be successful in these efforts. If our strategic partners do not satisfy their obligations to us, we are unable to meet our strategic partners’ expectations and demands or we are unable to reach agreements with additional suitable strategic partners, we may fail to meet our business objectives for the commercialization of our products. The terms of any additional strategic partnerships or other arrangements that we establish may not be favorable to us. Our inability to successfully implement strategic partnerships and arrangements could adversely affect our business, financial condition and results of operations.

We expected that a significant portion of our future sales would be to a single customer, SPI Solar Ltd. (fka Solar Power, Inc.) (“SPI”); however, we terminated our supply agreement with SPI.

On July 13, 2015, in connection with the closing of the transaction between the Company and SPI, we entered into a Supply Agreement with SPI (the “Supply Agreement”) pursuant to which SPI agreed to purchase and we agreed to provide SPI with Products and related Services (each as defined in the Supply Agreement) that have an aggregated total of at least 40 megawatt of energy storage rated power output prior to the 48-month anniversary of the date of the Supply Agreement. The Supply Agreement contemplated the sale of at least (i) 5 megawatts of Products and Services within the first year, (ii) an additional 10 megawatts in the second year, (iii) an additional 10 megawatts in the third year, and (iv) an additional 15 megawatts in the fourth year. We had expected sales to SPI under the Supply Agreement to comprise a significant portion of our sales through at least fiscal 2019. However, SPI never made any purchases under the Supply Agreement and we terminated the agreement on May 4, 2017.

It is possible that SPI may dispute our termination of the Supply Agreement, including whether we terminated the Supply Agreement in accordance with its terms. Any dispute by SPI of our termination of the Supply Agreement may result in litigation or arbitration that could be costly and divert the attention of our management and key personnel from focusing their time and effort on our day-to-day business.

SPI has significant influence over key decision making and may choose to exert its influence in a manner that is not in the best interests of our shareholders generally.

On July 13, 2015, in connection with the closing of the transaction between the Company and SPI, we issued to SPI shares of Series C convertible preferred stock (“Series C Preferred Stock”) and a warrant that, assuming full conversion and exercise, would result in the ownership by SPI of an additional 92,000,600 shares of our common stock. As the result of the termination of the Supply Agreement we entered into with SPI, it is no longer possible for SPI to satisfy the conditions that would have enabled it to convert its shares of Series C Preferred Stock into shares of common stock or exercise such warrant. However, the certificate of designations, preferences, rights and limitations of the Series C Preferred Stock allows holders to vote on an as-converted basis on amendments to the Company’s Articles of Incorporation and By-laws. Additionally, we are party to a Governance Agreement with SPI (the “Governance Agreement”). Under the Governance Agreement, SPI is entitled to nominate one director to our board of directors for so long as SPI holds at least 10,000 convertible preferred shares or 25 million shares of common stock or common stock equivalents (the “Requisite Shares”). The Governance Agreement also provides that for so long as SPI holds the Requisite Shares, we will not take certain actions without the affirmative vote of SPI, including the following: (a) change the number or manner of appointment of the directors on the board; (b) other than in the ordinary course of conducting the Company’s business, cause the incurrence, issuance, assumption, guarantee or refinancing of any debt if the aggregate amount of such debt and all other outstanding debt of the Company exceeds $10 million; (c) cause the acquisition of an interest in any entity or the acquisition of a substantial portion of the assets or business of any entity or any division or line of business thereof or any other acquisition of material assets, in any such case where the consideration paid exceeds $2 million, or cause the Company to engage in certain other Fundamental Transactions (as defined in the certificate of designation of preferences, rights and limitations of the Series C Convertible Preferred Stock); (d) cause the entering into by the Company of any agreement, arrangement or transaction with an affiliate that calls for aggregate payments (other than payment of salary, bonus or reimbursement of reasonable expenses) in excess of $120,000; (e) cause the commitment to capital expenditures in excess of $7 million during any fiscal year; (f) cause the selection or replacement of our auditors; (g) enter into of any partnership, consortium, joint venture or other similar enterprise involving the payment, contribution, or assignment by the Company or to the Company of money or assets greater than $5 million; (h) amend or otherwise change our Articles of Incorporation or By-laws or equivalent organizational documents of the Company or any subsidiary in any manner that materially and adversely affects any rights of SPI; or (i) grant, issue or sell any equity securities (with certain limited exceptions, including firm commitment underwritten public offerings such as this offering). These veto rights provide SPI with significant influence over the Company’s operations and strategy. The Governance Agreement does not expressly provide that termination of the Supply Agreement would terminate SPI’s rights under the Governance Agreement. SPI may choose to exert its influence in a manner that is not generally in the best interests of our shareholders.

The Melodious Group has acquired a significant portion of our common stock and may choose to exert its influence in a manner that is not in the best interests of our shareholders generally.

Based on an Amendment No. 6 to Schedule 13D jointly filed with the SEC on August 8, 2017 (the “Schedule 13D”) by (i) Melodious Investments Company Limited, a British Virgin Islands Company (“MICL”) and wholly owned subsidiary of Melodious International Investments Group Limited (“MIIGL”), (ii) MIIGL, a British Virgin Islands company wholly owned by Jilun He, and (iii) Jilun He, who is the sole director of both MICL and MIIGL (together with MICL and MIIGL, the “Reporting Persons”), the Reporting Persons indicated they shared power to vote or direct the vote of 8,000,000 shares of the Company’s common stock as of such filing date. In addition, as of such filing date, Jilun He had the sole power to vote or direct the vote of 8,550,993 shares of the Company’s common stock and had the sole power to dispose or to direct the disposition of such shares. Collectively, such shares would represent approximately 28.2% of our total shares of common stock outstanding. However, due to the provisions of the Wisconsin Business Corporation Law (the “WBCL”) described below, the voting power of the Reporting Persons held as of June 30, 2017 would be limited to 12,222,425 votes or approximately 22.5% of total votes. Under the WBCL and the control share voting restrictions provided therein, the voting power of shares of a Wisconsin corporation held by any person or persons “acting as a group for the purpose of acquiring or holding securities” (including shares issuable upon conversion of convertible securities or upon exercise of options or warrants) in excess of 20% of the voting power in the election of directors is limited to 10% of the full voting power of those shares. This voting restriction applies to shareholders of a Wisconsin corporation unless such corporation has affirmatively provided otherwise in its articles of incorporation or another exemption applies. These control share voting restrictions are applicable to the Reporting Persons because the Company has not affirmatively opted out of such restrictions in its Articles of Incorporation and no other exemption applies. Although the Melodious Group’s current voting power and its ability to increase such voting power is thus severely limited, the Melodious Group nevertheless has significant voting power and may therefore be able to exercise a substantial level of control over all matters requiring shareholder approval, including the election of directors, amendment of our Articles of Incorporation and approval of significant corporate transactions. As a shareholder, the Melodious Group is entitled to vote its shares in own interest, which may not always be in the interest of our shareholders generally.

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

Additionally, we are subject to the WBCL, which contains several provisions that could have the effect of discouraging non-negotiated takeover proposals or impeding a business combination. These provisions include:

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

These provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, because we are incorporated in Wisconsin, the Wisconsin control share acquisition statute and Wisconsin's “fair price” and “business combination” provisions, in addition to other provisions of Wisconsin law, would apply and limit the ability of an acquiring person to engage in certain transactions or to exercise the full voting power of acquired shares under certain circumstances. As a result, offers to acquire us, which may represent a premium over the available market price of our common stock, may be withdrawn or otherwise fail to be realized.

We depend on sole and limited source suppliers and outsource certain manufacturing activities, and shortages or delay of supplies of component parts may adversely affect our operating results until alternate sources can be developed.

Our operations are dependent on the ability of suppliers to deliver quality components, devices and subassemblies in time to meet critical manufacturing and distribution schedules. We have transitioned a significant portion of our manufacturing operations to Anhui Meineng Store Energy Co., Ltd. (“Meineng Energy”), our China joint venture (the “Joint Venture”). If we experience any constrained supply of any such component parts or difficulties with respect to Meineng Energy’s manufacturing activities, such constraints and difficulties, if persistent, may adversely affect our operating results until alternate sourcing can be developed. There may be an increased risk of supplier constraints in periods where we are increasing production volume to meet customer demands. Volatility in the prices of component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect our future operating results.

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

To date, we have achieved only very limited production of our energy storage systems and have no experience manufacturing our products on a large-scale basis. We believe the current facilities at Meineng Energy, our original equipment manufacturers and in Menomonee Falls, Wisconsin, are sufficient to allow us to significantly increase production of our products. However, there can be no assurance that these current facilities, even if operating at full capacity, will be adequate to enable us to produce the energy storage systems in sufficient quantities to meet potential future orders. Our inability to manufacture a sufficient number of units on a timely basis would have a material adverse effect on our business prospects, strategic partner relationships, financial condition and results of operations. In addition, even if we are able to meet production requirements, we may not be able to achieve margins that enable us to become profitable.

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

The China market has a large inherent need for advanced energy storage and power electronics and is likely to become the world’s largest market for energy storage. To take advantage of this opportunity, in November 2011, we established the Joint Venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China. The Joint Venture also serves as an important supplier to the Company.

However, achieving the anticipated benefits of the Joint Venture is subject to a number of risks and uncertainties.

The Joint Venture has (1) an exclusive royalty-free license to manufacture and distribute our third generation ZBB EnerStore zinc bromide flow battery and any other zinc bromide flow battery product developed internally by us based on the V3 EnerStore, ranging from 50kWh – 500kWh module design, and ZBB EnerSection power and energy control center (up to 250KW) (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute certain products in Hong Kong and Taiwan in the power supply management industry. Although the Joint Venture partners are contractually restricted from using our intellectual property outside of the Joint Venture, there is always a general risk associated with sharing intellectual property with third parties and the possibility that such information may be used and shared without our consent. Moreover, China laws that protect intellectual property rights are not as developed and favorable to the owner of such rights as are U.S. laws. If any of our intellectual property rights are used or shared without our approval in China, we may have difficulty in prosecuting our claim in an expeditious and effective manner. Difficulties or delays in enforcing our intellectual property rights could have a material adverse effect on our business and prospects.

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

We market and sell, and plan to market and sell, our products in a number of foreign countries, including China, Australia, South Africa, Canada, European Union countries, Chile, Brazil, India, Mexico as well as Puerto Rico, various Caribbean island nations and various southeast Asia countries, and we are therefore subject to risks associated with having international operations. Risks inherent in international operations include, but are not limited to, the following:

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

The sales cycle for our products is lengthy, which makes it difficult for us to accurately forecast revenue in a given period, and may cause revenue and operating results to vary significantly from period to period. Some potential customers for our products typically need to commit significant time and resources to evaluate the technology used in our products and their decision to purchase our products may be further limited by budgetary constraints and numerous layers of internal review and approval, which are beyond our control. We spend substantial time and effort assisting potential customers in evaluating our products, including providing demonstrations and validation. Even after initial approval by appropriate decision makers, the negotiation and documentation processes for the actual adoption of our products can be lengthy. As a result of these factors, based on our experience to date, our sales cycle, the time from initial contact with a prospective customer to routine commercial utilization of our products, has varied and can sometimes be several months or longer, which has made it difficult for us to accurately project revenues and other operating results. We expect that sales of PPAs we enter into will also be uneven from quarter to quarter due to the need to group such agreements together for sales as well as other factors. As a result, our financial results may fluctuate on a quarterly basis which may adversely affect the price of our common stock.

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

We recently entered into our first target markets through PPAs, which represents a new business for us. We have very limited experience in the PPA business, which is very complex, and there can be no assurance that we will be able to successfully develop such business.

We recently began addressing our target markets as a developer and a financial packager through PPAs which represents a new business for us. We plan to continue to develop the PPA portion of our business and given our limited experience and the complex nature of this business we may encounter difficulties in doing so. When we enter into a PPA we agree to provide electricity to our customer at a fixed rate for a fixed period of time (typically 20 years). To satisfy our obligations under the PPA we need to develop a system that includes power generation capability (typically PV), and an energy management system and may also include energy storage. The development and construction of these systems can require long periods of time, generally 9 to 13 months, and substantial initial capital investments, and there are significant risks related to the development of such systems, including potential technical difficulties and regulatory difficulties, including obtaining necessary permits. There can be no assurance that we will be able to overcome these risks as we develop our PPA business. Additionally, the failure of any counterparty to perform its obligations under a PPA may adversely affect our business, financial condition and results of operations.

The PPA industry is highly competitive and we may not be able to compete successfully or grow our business. It involves competition in areas of pricing, grid access and markets and our inability to compete successfully in this new line of business may adversely affect our business, financial condition and results of operations. If we cannot enter into PPAs on terms favorable to us, or at all, it would negatively impact our revenue and our decisions regarding the development of our PPA business.

In light of the long-term nature of PPAs and the significant capital requirements associated with them, we plan to sell them to third parties rather than hold them for their full terms. We recently completed our first sale of a tranche of PPA projects in the first quarter of fiscal 2017. The sale of PPAs is a complex endeavor that is impacted by a variety of factors including interest rates, the availability of tax and other incentives, the perceived reliability and bankability of the system and other market forces beyond our control. Even if we are able to sell our PPAs, we may not be able to do so at attractive prices and we may retain significant exposure following the sale due to our keeping an ownership interest or because we warranty the related system or otherwise retain maintenance responsibility. Our inability to sell our PPAs on acceptable terms, or at all, could have a material adverse effect on our financial condition and results of operations. We have very limited experience in the PPA business (having sold our first tranche of PPA projects in the first quarter of fiscal 2017), and there can be no assurance that we will be able to successfully develop such business.

The current geographic concentration of our PPA business creates an exposure to local economies, regional downturns or severe weather or catastrophic occurrences that may adversely affect our financial condition and results of operations.

Since our entrance into the PPA business, the Company’s PPAs have been constructed primarily in Hawaii, and substantially all of our revenues and project backlog associated with our PPA business has been concentrated in Hawaii. As a result, our PPA business is currently more susceptible to local or regional conditions than the operations of more geographically diversified competitors. Any unforeseen events or circumstances that negatively affect these areas could adversely affect our financial condition and results of operations.

Severe weather conditions and other catastrophic occurrences in Hawaii or from areas in which we obtain products or services for our PPA business may also adversely affect our results of operations. Such conditions may result in physical damage or loss to our energy management systems, an inability to procure the necessary personnel or contractors in our markets, temporary disruption in the supply of products and delays in project completion. Any of these factors may disrupt our businesses and adversely affect our financial condition and results of operations.

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

Any cyber-attack or other failure of our communications and technology infrastructure and systems could have an adverse impact on us.

We rely on the secure storage, processing and transmission of electronic data and other information and technology systems, including software and hardware, for the efficient operation of our business. If the Company, its communications systems or its computer hardware (or software or those of any third party on which we rely or with whom we conduct business) are impacted by a cyber-attack, data security breach or cyber-intrusion, particularly or as part of a broader attack or intrusion by one or more third parties, including computer hackers, foreign governments and cyber terrorists, our operations or capabilities could be interrupted or diminished and important information could be lost, deleted, corrupted or stolen, which could have a negative impact on our revenues and results of operations or which could cause us to incur unanticipated liabilities or costs and expenses to replace or enhance affected systems, including costs, fines and litigation related to cyber security. Despite security measures and safeguards we have employed, our infrastructure may be vulnerable to such attacks as a result of the rapidly evolving and increasingly sophisticated means by which attempts to compromise such security measures and gain access to our information technology systems may be made. As threats evolve and grow increasingly more sophisticated, we cannot ensure that a potential security breach may not occur or quantify the potential impact of such an event.

Our business currently depends on governmental mandates and the availability of rebates, tax credits and other economic incentives related to alternative energy resources and the expiration, reduction, modification or elimination of these government mandates and economic incentives or the imposition of tariffs, price floors or other similar measures on internationally sourced supplies may adversely affect our financial condition and results of operations.

Our business depends on government policies that promote and support solar energy and enhance the economic viability of owning solar energy systems or otherwise obtaining electricity from alternative energy resources.  Various governmental bodies provide incentives in the form of feed-in tariffs, rebates, system performance payments, tax credits and other incentives and mandates, such as renewable portfolio standards and net metering, to promote the use of solar energy and to reduce dependency on other forms of energy.  These mandates and incentives have had a significant impact on the development of solar energy, but they are also subject to change and are expected to decline in the longer term.  For example, these incentives may expire on a particular date and not be renewed or extended, end when the allocated funding is exhausted, or could be reduced, terminated or repealed without notice. In particular, a reduction in payments for net metering in our target markets, such as California, would reduce the economic viability of solar energy as an alternative energy resource and, as a result, reduce the market for our products and services. Further, a decrease in the price of traditional energy resources could reduce the financial value of one or more of these incentives, which may discourage our customers from purchasing our products or services in reliance on such incentives.

Actions by governmental bodies regarding the imposition of mandates or the provision of economic incentives often depend on political and economic factors that we cannot predict and that are beyond our control.  Moreover, our financing partners or those of our customers may elect not to continue to provide financing due to general market conditions, changes in governmental economic incentives or mandates or concerns about the solar power industry generally.  The reduction, modification or elimination of governmental mandates or economic incentives in one or more of our customer markets could diminish the market for solar energy and may materially and adversely affect our business, financial condition and results of operations through decreased revenue, increased expenses or otherwise.

Governmental bodies may also impose tariffs on imported solar equipment, which may increase our supply costs. In August 2017, the ITC heard a petition from two financially distressed solar manufacturers, Suniva and SolarWorld, requesting the imposition of duties and floor prices on certain imported solar equipment. The imposition of these and other similar measures, particularly on supplies we import from China, would significantly increase our cost of sales and potentially cause substantial disruption to the economic model of the solar power industry as a whole. Any such increases or disruption would materially and adversely affect our business strategy, financial condition and results of operations.

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

Retail sales of electricity by non-utilities, such as us, face regulatory hurdles in some states and jurisdictions, including states and jurisdictions that we intend to enter where the laws and regulatory policies have not historically embraced competition to the service provided by the incumbent, vertically integrated electric utility. Some of the principal challenges pertain to whether non-customer owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated significant cost savings. Furthermore, in some states and utility territories third parties are limited in the way that they may deliver solar energy to their customers. In jurisdictions such as Arizona, Florida, Georgia, Kentucky, North Carolina and Utah and in Los Angeles, California, laws have been interpreted to prohibit the sale of electricity pursuant to our standard PPA, in some cases, leading residential solar energy system providers to use leases in lieu of PPAs. Changes in law, reductions in, eliminations of or additional application requirements for, these benefits could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers for energy.

The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.

Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, systems designs and manufacturing processes. While we have attempted to safeguard and maintain our proprietary rights, there can be no assurance we have been or will be completely successful in doing so. We rely on patents, trademarks and policies and procedures related to confidentiality to protect our intellectual property. However, most of our intellectual property is not covered by any patents or patent applications. Moreover, there can be no assurance that any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficient to protect our technology or processes. Even if all of our patent applications are issued, our patents may be challenged or invalidated. Patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce.

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

Our future operations may be subject to claims, and potential litigation, arising from our alleged infringement of patents, trade secrets or copyrights owned by other third parties. We intend to fully comply with the law in avoiding such infringements. However, we may become subject to claims of infringement, including such claims or litigation initiated by existing, better-funded competitors. We could also become involved in disputes regarding the ownership of intellectual property rights that relate to our technologies. These disputes could arise out of collaboration relationships, strategic partnerships or other relationships. Any such litigation could be expensive, take significant time and could divert management’s attention from other business concerns. Our failure to prevail in any such legal proceedings, or even the mere occurrence of such legal proceedings, could substantially affect our ability to meet our expenses and continue operations.

We may engage in acquisitions that could disrupt our business, cause dilution to our shareholders and reduce our financial resources.

In the future, we may enter into transactions to acquire other businesses, products or technologies. If we do identify suitable candidates, we may not be able to make such acquisitions on favorable terms or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our common stock or other securities to the shareholders of the acquired company, which would reduce the percentage ownership of our existing shareholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification we may obtain from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Location	Purpose	Occupancy Type
Menomonee Falls, Wisconsin	Corporate headquarters, research and development, manufacturing	Own approximately 72,000 square feet of space
Madison, Wisconsin	Offices	Leased through October 31, 2017
Petaluma, California	Offices	Leased through July 15, 2019
Shanghai, China	Offices	Leased through October 31, 2018
Honolulu, Hawaii	Offices	Leased through May 15, 2020

We believe that each of our facilities is adequate to support operations for its currently foreseeable level of operations. See Note 10 in the notes to our consolidated financial statements for further information surrounding a bank loan collateralized by the building and land in Menomonee Falls.

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

The common stock of the Company has historically traded on the NYSE American (formerly NYSE MKT) under the name ZBB Energy Corporation (Symbol: ZBB) since June 18, 2007. Since August 17, 2015 the common stock of the Company has been traded on the NYSE American under the name EnSync, Inc. (Symbol: ESNC). The following table sets forth for the periods indicated the range of high and low reported sales price per share of our common stock as reported on NYSE American.

	High ($)	Low ($)
2017
Fourth Quarter	0.80	0.31
Third Quarter	0.82	0.53
Second Quarter	1.42	0.65
First Quarter	1.05	0.31
2016
Fourth Quarter	0.45	0.13
Third Quarter	0.41	0.21
Second Quarter	0.59	0.35
First Quarter	0.92	0.44

As of September 22, 2017, the Company had 760 holders of record of common stock. These shareholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name.”

We have not declared or paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

EnSync, Inc. and its subsidiaries, which are often referenced as EnSync Energy for marketing and branding purposes (“EnSync Energy,” “EnSync,” “we,” “us,” “our,” or the “Company”) is an energy innovation company whose technologies and capabilities are designed to deliver the least expensive, highest value and most reliable electricity. EnSync Energy’s modular technologies and services synchronize power sources to meet dynamic and evolving energy environments, enable real-time prioritization of DERs and provide grid stability and economic optimization. EnSync Energy offers integrated solutions from concept through design, project finance, commissioning, and operating and maintenance, serving the C&I and multi-tenant building, utility and off-grid markets.

EnSync develops and commercializes product and service solutions for the distributed energy generation market, including energy management systems, energy storage systems, applications and internet of energy platforms that link distributed energy resources with the grid network. These solutions are critical to the transition from a “coal-centric economy” to one reliant on renewable energy sources. EnSync synchronizes conventional utility, distributed generation and storage assets to seamlessly ensure the least expensive and most reliable electricity available, thus enabling the future of energy networks.

EnSync delivers fully integrated systems utilizing proprietary direct current power control hardware, energy management software and extensive experience with energy storage technologies. Our internet of energy control platform adapts to ever-changing generation and load variables, as well as changes in utility prices and programs, aiming to ensure the means to make and/or save money behind-the-meter while concurrently providing utilities the opportunity to use distributed energy resource systems for various grid enhancing services. The Company also develops and commercializes energy management systems for off-grid applications such as island or remote power.

The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.), various PPA project subsidiaries, DCfusion, LLC, its eighty-five percent owned subsidiary Holu Energy LLC (“Holu”), and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited (“Holdco”) located in Hong Kong which was formed in connection with the Company’s investment in a China joint venture.

Power Purchase Agreements

In addition to customer-direct systems sales, we recently began addressing our target markets as a developer and a financial packager through the use of PPAs. Navigant Research forecasts the annual market for solar plus energy storage distributed energy systems to grow to nearly $50 billion by 2026, with a 2017 to 2026 compound annual growth rate of more than 40 percent. Under this PPA structure, we agree to develop and supply a system that uses our and other companies’ products and the offtaker agrees to purchase electricity from the completed system at a fixed rate for typically a 20-year period. Through these arrangements, the offtaker receives the benefit of a low and fixed price for electricity without incurring the capital expenditures required to develop and build the system.

Because building these PPA projects requires significant long-term capital outlays, we do not intend to own the PPA systems and seek to sell them to third parties once we have completed the site development process. Site development activities include: (i) finalizing the engineering design of the system, (ii) applying for and receiving the necessary permits for construction of the system and (iii) negotiation of an interconnection agreement with the local utility. This site development process typically takes three to four months.

Most recently, we typically do not begin construction of a specific project until it has been sold to a third party. Accordingly, during the site development process, we engage in a sale process and provide interested purchasers with information related to the system. The purchase price for a particular system is determined through a formula that we believe is customary in the solar industry that takes into account the revenue stream to be received from the offtaker discounted to present value based on customary internal rates of return for similar projects, the costs of completing, maintaining and administering the system and certain other factors.

Once the system has been sold, we begin construction which includes procurement of the necessary equipment, physical construction and commissioning of the system. The construction period varies based on many internal and external factors, but is typically completed within six to nine months.

Our sales agreement with the buyer of the system typically provides for us to receive an upfront payment and additional progress payments to be made based upon achievement of certain key construction and commissioning milestones.

We recognize revenue from these PPA arrangements on a percentage of completion basis as we build out and commission the system. Any excess cash received from the system purchaser in excess of recognized revenue is recorded as deferred revenue and carried as a liability on our consolidated financial statements. Based on our experience to date, we expect to recognize all revenue from a particular PPA system typically within 12 months of the signing of the related PPA agreement.

We may also enter into a service agreement with the owner of a PPA system pursuant to which we provide ongoing administrative, operating and maintenance services. These agreements usually have a term which matches the PPA term. We recognize revenue from a service agreement ratably over the life of the related agreement.

Holu Energy LLC

On August 17, 2015, our eighty-five percent owned subsidiary, Holu, entered into an Asset Purchase Agreement under which Holu acquired substantially all of the assets of Tian Shan Renewable Energy LLC, a Honolulu-based energy systems project development company. Holu is focused on the development of renewable energy projects in the Hawaii and greater Pacific markets for commercial, industrial, utility and nonprofit entities, generally via PPAs under which the customer agrees to purchase electricity at a fixed rate for a 20-year period.

China Joint Venture

Meineng Energy was established in late 2011 to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China. Meineng Energy assembles and manufactures certain of the Company’s products for sale in the power management industry on an exclusive basis in mainland China and on a non-exclusive basis in Hong Kong and Taiwan.

Our investment in Meineng Energy was made through Holdco, a limited liability Hong Kong holding company, formed with PowerSav New Energy Holdings Limited. We own 60% of Holdco’s equity interests. We have the right to appoint a majority of the members of the Board of Directors of Holdco and Holdco has the right to appoint a majority of the members of the Board of Directors of Meineng Energy. Our indirect interest in Meineng is approximately 30%.

Meineng Energy manufactures certain products for EnSync Energy pursuant to a supply agreement under which we pay Meineng Energy 120% of its direct costs incurred in manufacturing such products.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements conforms to accounting principles generally accepted in the United States of America (“US GAAP”), which requires management, in applying our accounting policies, to make estimates and assumptions that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements. On an on-going basis, management evaluates its estimates including those related to revenue recognition, inventory valuations, warranty obligations and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates.

CRITICAL ACCOUNTING ESTIMATES

Revenue Recognition

Application of the accounting principles related to the measurement and recognition of revenue requires the Company to make judgments and estimates. Even for the same product, the Company has to interpret contract terms to determine the appropriate accounting treatments. When services, installation and training and various other deliverables are rendered with product sales, the Company determines whether the deliverables should be treated as separate units of accounting. When there are multiple transactions with the same customer, significant judgments are made to determine whether separate contracts are considered as part of one arrangement according to the contract’s terms and conditions. When the installed equipment is accepted by the customer in different periods, the Company determines whether the completed project is able to be used by the customer, whether the receivable is collectible and whether revenue is recognized in stages.

Revenue recognition is also impacted by various factors, including the credit-worthiness of the customer. Estimates of these factors are evaluated periodically to assess the adequacy of the estimates. If the estimates were changed, revenue would be impacted.

For PPA projects with an identified buyer, the Company recognizes revenue for the sales of PPA projects using the percentage of completion method for recording revenues on long term contracts under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-35, “Construction-Type and Production-Type Contracts,” measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

Goodwill

Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized but reviewed for impairment annually as of June 30 or more frequently if events or changes in circumstances indicate that its carrying value may be impaired. These conditions could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company has one reporting unit.

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

Accrued Expenses

Accrued expenses consist of the Company’s present obligations related to various expenses incurred during the period and includes a reserve for estimated contract losses, other accrued expenses and warranty obligations. Included in accrued expenses as of June 30, 2015 was a reserve of approximately $685,000 for a product upgrade initiative established in the fourth quarter of fiscal 2014. The product upgrade initiative was completed during the year ended June 30, 2016 and the unused reserve of $186,000 was reversed during the year.

Subsequent to commercialization, installation and commissioning of units in the field, the Company garnered meaningful insights that resulted in system design modifications and other general upgrades, which improved the performance, efficiency and reliability of its systems. In the interest of enhancing customer satisfaction, the Company launched the product upgrade initiative to implement these improvements at certain locations of its installed base.

Warranty Provision

The Company’s products are generally covered by a warranty for 12 or 18 months. The Company accrues for warranty costs as part of costs of sales based on associated material costs, technical labor costs and associated overheads at the time revenue is recognized.

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

Stock-Based Compensation

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

RESULTS OF OPERATIONS

Year ended June 30, 2017 compared with the year ended June 30, 2016

Revenue:

Our revenues for the years ended June 30, 2017 and June 30, 2016 were $12,494,184 and $2,100,023, respectively. The increase of $10,394,161 in the year ended June 30, 2017 was principally the result of an increase in product sales attributable to our sales of PPA systems to AEP Onsite Partners in July 2016 and two other investors, offset by a $194,172 decrease in engineering and development revenue as compared to the prior year. We expect our sales of PPAs to substantially increase revenues in fiscal 2018.

Costs and Expenses:

Total costs and expenses for the years ended June 30, 2017 and June 30, 2016 were $30,014,741 and $20,114,696, respectively. This increase of $9,900,045 in the year ended June 30, 2017 was due to the following factors:

•	$9,099,916 increase in costs of product sales principally due to the cost of product sales associated with the sale of the PPA systems to AEP Onsite Partners in July 2016 and two other investors and other product shipments;

•	$354,588 increase in costs of engineering and development due to timing of costs incurred under the Lotte R&D agreement for the year ended June 30, 2017 as compared to the prior year;

•	$1,404,243 decrease in advanced engineering and development expenses as a result of a decrease in expenditures for temporary labor and a decrease in expenditures of materials and supplies on projects;

•	$2,070,436 increase in selling, general and administrative expenses as a result, in part, of a $186,000 reversal of an unused reserve for the system upgrade initiative in the year ended June 30, 2016, in addition to the incurrence in the year ended June 30, 2017 of approximately $632,000 in additional stock compensation expense, $791,200 in additional expenses for wages and benefits and $261,700 in additional director fees, offset by a $249,500 decrease in recruiting expenses; and

•	$220,652 decrease in depreciation and amortization expense as a result of aging fixed assets that have reached the end of their useful life.

Other Income (Expense):

Total other income (expense) for the year ended June 30, 2017 increased by $13,326,983 to income of $13,078,694 from a loss of $248,289 for the year ended June 30, 2016 primarily the result of a gain of $13,290,000 from the termination of the Supply Agreement with SPI and the reversal of the related deferred revenue that was recorded upon closing of the SPI transaction. On July 13, 2015, in connection with the closing of the transaction between the Company and SPI, the cash received by the Company from SPI in excess of the fair value of the common stock and the nonconvertible attribute of the Series C Convertible Preferred Stock of $13,290,000 was recorded as deferred revenue. This amount was allocated to the Supply Agreement under which the Company expected to perform in the future and would be recognized as revenue as sales occurred under the Supply Agreement. SPI never made any purchases under the Supply Agreement. Due to SPI’s failure to meet its purchase obligations, on May 4, 2017 the Company terminated the Supply Agreement. As a result of the termination of the Supply Agreement, it is no longer possible for SPI to satisfy the conditions that would have enabled the Company to recognize revenue as sales occurred under the Supply Agreement. Applying guidance from ASC 405-20, liabilities should be derecognized only when the obligor is legally released from the obligation, which occurred for the Company upon the exercise of the termination rights. The derecognition of the deferred revenue liability was recorded as income. Since the Supply Agreement termination was not standard operating revenues of the Company, the gain is presented as other income in the consolidated statements of operations.

Net Loss:

Our net loss attributable to EnSync, Inc. for the year ended June 30, 2017 decreased by $13,786,522 to $4,089,536 from the $17,876,058 net loss for prior year. This decrease in loss was primarily due to the gain of $13,290,000 from the termination of the Supply Agreement with SPI.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts. Total capital stock and paid in capital as of June 30, 2017 was $143,082,944 compared with June 30, 2016 total capital stock and paid in capital of $138,771,379. We had a cumulative deficit of $124,639,644 as of June 30, 2017 compared to a cumulative deficit of $120,550,108 as of June 30, 2016. At June 30, 2017 we had net working capital of $12,967,353 compared to June 30, 2016 net working capital of $25,519,210. Our shareholders’ equity as of June 30, 2017 and June 30, 2016, exclusive of noncontrolling interests, was $16,858,722 and $16,635,688, respectively.

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the “Preferred Stock”). Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%. At June 30, 2017 the Preferred Stock was convertible into a total of 3,506,404 shares of common stock of the Company at a conversion price equal to $0.95. Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon. The net proceeds to the Company, after deducting $90,127 of offering costs, were $2,909,873. At June 30, 2017 the liquidation preference of the Preferred Stock was $5,631,086.

On August 27, 2014, we completed an underwritten public offering of our common stock at a price to the public of $1.12 per share. We sold a total of 13,248,000 shares of our common stock in the offering for aggregate proceeds of approximately $14.8 million. We received approximately $13.7 million of net proceeds from the offering, after deducting the underwriting discount and expenses.

On July 13, 2015, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with SPI, pursuant to which we sold to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of common stock (the “Purchased Common Shares”) and (ii) 28,048 shares of Series C Convertible Preferred Stock (the “Purchased Preferred Shares”). The aggregate purchase price for the Purchased Common Shares was based on a purchase price per share of $0.6678 and the aggregate purchase price for the Purchased Preferred Shares was determined based on a price of $0.6678 per common share equivalent. Pursuant to the Purchase Agreement, SPI was also issued a warrant to purchase 50,000,000 shares of common stock for an aggregate purchase price of $36,729,000 (the “Warrant”).

On June 22, 2017, the Company completed an underwritten public offering of its common stock at a price to the public of $0.35 per share. The Company sold a total of 7,150,000 shares of its common stock in the offering for aggregate proceeds of approximately $2.5 million. The Company received approximately $2.1 million of net proceeds from the offering, after deducting the underwriting discount and expenses.

At June 30, 2017, our principal sources of liquidity were our cash and cash equivalents which totaled $11,782,962 and accounts receivable of $469,906.

We believe that cash and cash equivalents on hand at June 30, 2017, and other potential sources of cash, including net cash we generate from closing on projects in our backlog, will be sufficient to fund our current operations through the first quarter of fiscal 2019. Our pipeline of projects is deep, but there can be no assurances that projects will close in a timely manner to meet our cash requirements. We are also working to improve operations and enhance cash balances by continuing to drive cost improvements, reducing our spend on research and development and exploring the sale or lease of the corporate headquarters. Also, we are currently exploring potential financing options that may be available to us, including strategic partnership transactions, PPA project financing facilities, and if necessary, additional sales of common stock under our current and future shelf registrations with the SEC. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to increase revenues and achieve profitability in a timely fashion, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations, execute our growth plan, take advantage of future opportunities or respond to customers and competition.

Operating Activities

Our operating activities used net cash of $7,214,500 for the year ended June 30, 2017. Cash used in operations resulted from a net loss of $4,441,863, which was increased by $10,205,921 in non-cash adjustments and decreased by $7,433,284 in net changes to working capital and other assets and liabilities. Net decreases in working capital and other assets and liabilities were principally from decreases of $7,081,084 in deferred PPA project costs, deferred customer project costs and project assets related to the timing of completion of projects.

Investing Activities

Our investing activities used net cash of $25,934 for the year ended June 30, 2017, related principally to expenditures for new property and equipment of $46,366, partially offset by cash proceeds in the amount of $8,432 from the sale of property and equipment.

Financing Activities

Our financing activities provided net cash of $1,833,456 for the year ended June 30, 2017, related principally from the sale 7,150,000 shares of its common stock for $2,095,840, after deducting the underwriting discount and expenses.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

ENSYNC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

EnSync, Inc.

Menomonee Falls, Wisconsin

We have audited the accompanying consolidated balance sheets of EnSync, Inc., (the Company) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, changes in equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EnSync, Inc., as of June 30, 2017 and 2016 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Milwaukee, Wisconsin
September 27, 2017

EnSync, Inc.

Consolidated Balance Sheets

	June 30, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$11,782,962	$17,189,089
Accounts receivable, net	469,906	172,633
Inventories, net	2,482,013	1,869,942
Prepaid expenses and other current assets	239,340	600,591
Customer intangible assets	8,249	76,293
Note receivable	171,140	171,140
Costs and estimated earnings in excess of billings	87,318	-
Deferred PPA project costs	-	5,690,307
Deferred customer project costs	104,800	419,765
Project assets	114,971	1,190,853
Total current assets	15,460,699	27,380,613
Long-term assets:
Property, plant and equipment, net	3,446,253	3,889,106
Investment in investee company	1,947,728	2,165,626
Goodwill	809,363	809,363
Right of use assets-operating leases	150,214	27,264
Total assets	$21,814,257	$34,271,972

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$317,497	$332,707
Accounts payable	487,185	569,226
Billings in excess of costs and estimated earnings	456,950	-
Accrued expenses	743,948	501,031
Customer deposits	90,876	201,352
Accrued compensation and benefits	396,890	257,087
Total current liabilities	2,493,346	1,861,403
Long-term liabilities:
Long-term debt, net of current maturities	740,586	1,057,720
Deferred revenue	422,638	13,290,000
Other long-term liabilities	249,920	25,789
Total liabilities	3,906,490	16,234,912

Commitments and contingencies (Note 15)

Equity
Series B redeemable convertible preferred stock ($0.01 par value, $1,000 face value), 3,000 shares authorized and issued, 2,300 shares outstanding, preference in liquidation of $5,631,086 and $5,317,800 as of June 30, 2017 and June 30, 2016, respectively	23	23
Series C convertible preferred stock ($0.01 par value, $1,000 face value), 28,048 shares authorized, issued, and outstanding, preference in liquidation of $12,276,682 and $12,719,260 as of June 30, 2017 and June 30, 2016, respectively	280	280
Common stock ($0.01 par value), 300,000,000 authorized, 55,200,963 and 47,752,821 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	1,260,324	1,185,843
Additional paid-in capital	141,822,317	137,585,233
Accumulated deficit	(124,639,644)	(120,550,108)
Accumulated other comprehensive loss	(1,584,578)	(1,585,583)
Total EnSync, Inc. equity	16,858,722	16,635,688
Noncontrolling interest	1,049,045	1,401,372
Total equity	17,907,767	18,037,060
Total liabilities and equity	$21,814,257	$34,271,972

See accompanying notes to consolidated financial statements.

EnSync, Inc.

Consolidated Statements of Operations

	Year ended June 30,
	2017	2016
Revenues
Product sales	$12,319,184	$1,730,851
Engineering and development	175,000	369,172
Total revenues	12,494,184	2,100,023

Costs and expenses
Cost of product sales	12,586,458	3,486,542
Cost of engineering and development	937,725	583,137
Advanced engineering and development	4,829,840	6,234,083
Selling, general and administrative	11,109,038	9,038,602
Depreciation and amortization	551,680	772,332
Total costs and expenses	30,014,741	20,114,696

Loss from operations	(17,520,557)	(18,014,673)

Other income (expense)
Equity in loss of investee company	(217,898)	(242,902)
Interest income	41,661	46,438
Interest expense	(50,474)	(51,825)
Other income	15,405	-
Gain on termination of SPI Supply Agreement	13,290,000	-
Total other income (expense)	13,078,694	(248,289)

Loss before benefit for income taxes	(4,441,863)	(18,262,962)

Benefit for income taxes	-	(468)
Net loss	(4,441,863)	(18,262,494)
Net loss attributable to noncontrolling interest	352,327	386,436
Net loss attributable to EnSync, Inc.	(4,089,536)	(17,876,058)
Preferred stock dividend	(313,286)	(291,995)
Net loss attributable to common shareholders	$(4,402,822)	$(18,168,053)

Net loss per share
Basic and diluted	$(0.09)	$(0.39)

Weighted average shares - basic and diluted	48,070,993	47,156,928

See accompanying notes to consolidated financial statements.

EnSync, Inc.

Consolidated Statements of Comprehensive Loss

	Year ended June 30,
	2017	2016
Net loss	$(4,441,863)	$(18,262,494)
Foreign exchange translation adjustments	1,005	3,903
Comprehensive loss	(4,440,858)	(18,258,591)
Net loss attributable to noncontrolling interest	352,327	386,436
Comprehensive loss attributable to EnSync, Inc.	$(4,088,531)	$(17,872,155)

See accompanying notes to consolidated financial statements.

EnSync, Inc.

Consolidated Statements of Changes in Equity

									Accumulated
	Series B Preferred		Series C Preferred						Other
	Stock		Stock		Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest
Balance: June 30, 2015	2,575	$26	-	$-	39,129,334	$1,099,608	$117,104,936	$(102,674,049)	$(1,589,486)	$1,734,194

Net loss	-	-	-	-	-	-	-	(17,876,058)	-	(386,436)
Net currency translation adjustment	-	-	-	-	-	-	-	-	3,903	-
Issuance of common and preferred stock, net of costs and underwriting fees	-	-	28,048	280	8,000,000	80,000	19,211,913	-	-	-
Stock-based compensation	-	-	-	-	270,791	2,708	1,271,908	-	-	-
Contribution of capital from noncontrolling interest	-	-	-	-	-	-	-	-	-	53,614
Conversion of preferred stock	(275)	(3)	-	-	352,696	3,527	(3,524)	-	-	-
Balance: June 30, 2016	2,300	23	28,048	280	47,752,821	1,185,843	137,585,233	(120,550,108)	(1,585,583)	1,401,372

Net loss	-	-	-	-	-	-	-	(4,089,536)	-	(352,327)
Net currency translation adjustment	-	-	-	-	-	-	-	-	1,005	-
Issuance of common stock, net of costs and underwriting fees	-	-	-	-	7,150,000	71,500	2,024,340	-	-	-
Stock-based compensation	-	-	-	-	144,728	1,447	2,144,318	-	-	-
Exercise of stock options	-	-	-	-	124,252	1,242	68,718	-	-	-
Exercise of warrants	-	-	-	-	29,162	292	(292)	-	-	-
Balance: June 30, 2017	2,300	$23	28,048	$280	55,200,963	$1,260,324	$141,822,317	$(124,639,644)	$(1,584,578)	$1,049,045

See accompanying notes to consolidated financial statements.

EnSync, Inc.

Consolidated Statements of Cash Flows

	Year ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(4,441,863)	$(18,262,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	483,636	679,303
Amortization of customer intangible assets	68,044	93,029
Stock-based compensation, net	2,145,765	1,274,616
Impairment of PPA project costs	-	1,890,357
Equity in loss of investee company	217,898	242,902
Provision for inventory reserve	182,647	(102,651)
Gain on sale of property and equipment	(1,911)	-
Interest accreted on note receivable	(12,000)	(12,033)
Gain on termination of SPI Supply Agreement	(13,290,000)	-
Changes in assets and liabilities
Accounts receivable	(297,273)	(59,540)
Inventories	(794,718)	(569,174)
Prepaids and other current assets	361,405	(154,470)
Costs and estimated earnings in excess of billings	(87,318)	-
Deferred PPA project costs	5,690,307	(7,580,664)
Deferred customer project costs	314,965	(419,765)
Project assets	1,075,882	(1,003,631)
Accounts payable	(82,041)	(487,518)
Billings in excess of costs and estimated earnings	456,950	-
Accrued expenses	198,147	(749,667)
Customer deposits	(110,476)	(975,803)
Accrued compensation and benefits	139,803	21,736
Deferred revenue	422,638	13,290,000
Other long-term liabilities	145,013	-
Net cash used in operating activities	(7,214,500)	(12,885,467)
Cash flows from investing activities
Cash paid for business combination	-	(225,829)
Change in restricted cash	-	60,193
Expenditures for property and equipment	(46,366)	(406,917)
Proceeds from sale of property and equipment	8,432	-
Payments from note receivable	12,000	-
Net cash used in investing activities	(25,934)	(572,553)
Cash flows from financing activities
Payment of financing costs	-	(261,982)
Repayments of long term debt	(332,344)	(319,607)
Proceeds from equipment financing	-	331,827
Payments for finance leases	-	(13,521)
Proceeds from issuance of preferred stock	-	13,300,000
Proceeds from issuance of common stock	2,095,840	6,800,000
Proceeds from the exercise of stock options	69,960	-
Contributions of capital from noncontrolling interest	-	53,614
Net cash provided by financing activities	1,833,456	19,890,331
Effect of exchange rate changes on cash and cash equivalents	851	(683)
Net increase (decrease) in cash and cash equivalents	(5,406,127)	6,431,628
Cash and cash equivalents - beginning of year	17,189,089	10,757,461

Cash and cash equivalents - end of year	$11,782,962	$17,189,089

Supplemental disclosures of cash flow information:
Cash paid for interest	$51,134	$47,568
Supplemental noncash information:
Right of use asset obtained in exchange for new operating lease	122,950	41,048
Asset retirement obligation	-	18,527

See accompanying notes to consolidated financial statements.

EnSync, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

EnSync, Inc. and its subsidiaries (“EnSync,” “we,” “us,” “our,” or the “Company”) develop, license and manufacture innovative energy management systems solutions serving the commercial and industrial building, utility and off-grid markets. Incorporated in 1998, EnSync is headquartered in Menomonee Falls, Wisconsin, USA with offices in Madison, Wisconsin, Petaluma, California, Honolulu, Hawaii and Shanghai, China. We regularly use the name EnSync Energy Systems for marketing and branding purposes.

EnSync develops and commercializes distributed energy resource systems and internet of energy control platforms aiming to ensure the most cost-effective and resilient electricity, delivered from an electrical infrastructure that prioritizes the use of all available resources, including renewables, energy storage and the utility grid. As a project developer, our distinctive engagement methodology encompasses load analysis, system design consulting and technical and financial modeling to ensure energy systems are sized and optimized to meet the performance and value goals of our customers. EnSync delivers fully integrated systems utilizing proprietary direct current power control hardware, energy management software and extensive experience with energy storage technologies. Our internet of energy control platform adapts to ever-changing generation and load variables, as well as changes in utility prices and programs, aiming to ensure the means to make and/or save money behind-the-meter while concurrently providing utilities the opportunity to use distributed energy resource systems for various grid enhancing services. The Company also develops and commercializes energy management systems for off-grid applications such as island or remote power.

We recently began addressing our target markets as a developer and a financial packager through power purchase agreements (“PPAs”) under which we agree to provide, and the customer agrees to purchase, electricity from us at a fixed rate for a 20-year period. Under this structure we develop and supply a system that uses our and other companies’ products and the customer receives the benefit of a low and fixed price for electricity without any upfront costs. Because this business model requires significant capital outlays, our monetization strategy is we either sell the PPA projects outright or enter into sale-leaseback transactions.

The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.), DCfusion LLC (“DCfusion”), various PPA project subsidiaries, its eighty-five percent owned subsidiary Holu Energy LLC (“Holu”), and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited (“Holdco”) located in Hong Kong, which was formed in connection with the Company’s investment in a China joint venture.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries and have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) and are reported in US dollars. For subsidiaries in which the Company’s ownership interest is less than 100%, the noncontrolling interests are reported in stockholders’ equity in the consolidated balance sheets. The noncontrolling interests in net income (loss), net of tax, are classified separately in the consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year end is June 30.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying consolidated financial statements include those related to:

•	going concern assessment;
•	the timing of revenue recognition;
•	allocation of purchase price in the business combination;
•	the allowance for doubtful accounts;
•	provisions for excess and obsolete inventory;
•	the lives and recoverability of property, plant and equipment and other long-lived assets, including the testing of goodwill for impairment;

•	contract costs, losses and reserves;
•	warranty obligations;
•	income tax valuation allowances;
•	discount rates for finance and operating lease liabilities;
•	asset retirement obligations;
•	stock-based compensation; and
•	valuation of equity instruments and warrants.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, a note receivable, accounts payable, bank loans, notes payable, equipment financing, equity instruments and warrants. The carrying amounts of the Company’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, except for the bank loans, notes payable, equipment financing, equity instruments and warrants. The carrying amounts of the bank loans and notes payable approximate fair value due to the interest rate and terms approximating those available to us for similar obligations. The interest rate on the equipment financing obligation was imputed based on the requirements described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842-40-30-6. The fair value of the nonconvertible attribute and conversion option of the Series C Preferred Stock and related warrant was determined using the Option-Pricing Method (“OPM”) as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a “with” and “without” methodology to bifurcate the Series C Preferred conversion feature. The OPM model treats the various equity securities as call options on the total equity value contingent upon each security’s strike price or participation rights. The Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value estimated based on the back-solve methodology to reconcile the closing common stock price as of the valuation date; (ii) a term in alignment with the terms of our supply agreement with SPI Energy Co., LTD.(“SPI”); (iii) a risk free rate from the Federal Reserve Board’s H.15 release as of the transaction date; (iv) the volatility of the price of Company’s publicly traded stock; and (v) the performance vesting requirements of the equity instruments that were expected to be met.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company maintains its cash deposits at financial institutions predominately in the United States, Australia, Hong Kong and China. The Company has not experienced any losses in such accounts.

Accounts Receivable

Credit is extended based on an evaluation of a customer’s financial condition. Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. The Company writes off accounts receivable against the allowance when they become uncollectible. Accounts receivable are stated net of an allowance for doubtful accounts of $47,307 as of June 30, 2017 and $10,878 as of June 30, 2016. The composition of accounts receivable by aging category is as follows as of:

	June 30, 2017	June 30, 2016
Current	$309,156	$165,114
30-60 days	-	2,219
60-90 days	-	-
Over 90 days	160,750	5,300
Total	$469,906	$172,633

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

The customer intangible asset is comprised of the following as of:

	June 30, 2017	June 30, 2016
Gross carrying value	$169,322	$169,322
Accumulated amortization	(161,073)	(93,029)
Net carrying value	$8,249	$76,293

Amortization expense recognized during the year ended June 30, 2017 was $68,044 and $93,029 as of June 30, 2016, respectively.

Note Receivable

The Company has a note receivable from an unrelated party. We regularly evaluate the financial condition of the borrower to determine if any reserve for an uncollectible amount should be established. To date, no such reserve is required.

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

If a project is completed and begins commercial operation prior to entering into or the closing of a sales agreement, the completed project will remain in project assets or deferred PPA project costs until the sale of such project closes. Any income generated by such project while it remains within project assets or deferred PPA project costs is accounted for as a reduction in our basis in the project, which at the time of sale and meeting all revenue recognition criteria will be recorded within cost of sales. The Company has not generated revenues prior to any project closing.

Once we enter into a definitive sales agreement, we reclassify project assets to deferred PPA project costs on our consolidated balance sheet until the sale is completed and we have met all of the criteria to recognize the sale as revenue, which is typically subject to real estate revenue recognition requirements. We expense project assets to cost of sales after each respective project asset is sold to a customer and all revenue recognition criteria have been met (matching the expensing of costs to the underlying revenue recognition method). We classify project assets as current as the time required to develop, construct and sell the projects is expected within the next 12 months.

We review project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We consider a project commercially viable or recoverable if it is anticipated to be sold for a profit once it is either fully developed or fully constructed. We consider a partially developed or partially constructed project commercially viable or recoverable if the anticipated selling price is higher than the carrying value of the related project assets. We examine a number of factors to determine if the accumulated project costs will be recoverable, the most notable of which include whether there are any changes in environmental, ecological, permitting, market pricing, or regulatory conditions that impact the project. Such changes could cause the costs of the project to increase or the selling price of the project to decrease. If a project is not considered recoverable, we impair the respective project assets and adjust the carrying value to the estimated recoverable amount, with the resulting impairment recorded within operating expenses. The Company did not record any impairment charges during the year ended June 30, 2017. The Company recognized $1.9 million of impairment charges during the year ended June 30, 2016.

Deferred Customer Project Costs

Deferred customer project costs consist primarily of the costs of products delivered and services performed that are subject to additional performance obligations or customer acceptance. These deferred customer project costs are expensed at the time the related revenue is recognized.

Project Assets

Project assets consist primarily of capitalized costs which are incurred by the Company prior to the sale of the photovoltaic, storage or energy management systems and PPA to a third-party. These costs are typically for the construction, installation and development of these projects. Construction and installation costs include primarily material and labor costs. Development fees can include legal, consulting, permitting and other similar costs.

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

The Company completed a review of the estimated useful lives of specific assets for the year ended June 30, 2017 and determined that there were no changes in the estimated useful lives of assets.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant, equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the statement of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate. Management has determined that there were no long-lived assets impaired as of June 30, 2017 and June 30, 2016.

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

Goodwill

Goodwill is recognized as the excess cost of an acquired entity over the net amount assigned to assets acquired and liabilities assumed. Goodwill is not amortized but reviewed for impairment annually as of June 30 or more frequently if events or changes in circumstances indicate that its carrying value may be impaired. These conditions could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. The Company has one reporting unit.

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of June 30, 2017 and June 30, 2016.

Accrued Expenses

Accrued expenses consist of the Company’s present obligations related to various expenses incurred during the period and includes a reserve for estimated contract losses, other accrued expenses and warranty obligations.

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

As of June 30, 2017 and June 30, 2016, included in the Company’s accrued expenses were $239,173  and $27,207 , respectively, related to warranty obligations. The following is a summary of accrued warranty activity :

	Year ended June 30,
	2017	2016
Beginning balance	$27,207	$176,967
Accruals for warranties during the period	276,855	44,645
Settlements during the period	(321,098)	(318,698)
Adjustments relating to preexisting warranties	256,209	124,293
Ending balance	$239,173	$27,207

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

	Year ended June 30,
	2017	2016
Beginng balance	$-	$-
Deferred revenue for new extended warranty contracts	435,450	-
Deferred revenue recognized	(3,750)	-
Ending balance	431,700	-
Less: current portion of deferred revenue for extended warranty contracts	9,062	-
Long-term deferred revenue for extended warranty contracts	$422,638	$-

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

Revenue Recognition

Revenues are recognized when persuasive evidence of a contractual arrangement exists, delivery has occurred or services have been rendered, the seller’s price to buyer is fixed and determinable and collectability is reasonably assured. The portion of revenue related to installation and final acceptance, is deferred until such installation and final customer acceptance are completed.

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

Our collaboration agreements typically involve multiple elements or deliverables, including upfront fees, contract research and development, milestone payments, technology licenses or options to obtain technology licenses and royalties. For these arrangements, revenues are recognized in accordance with FASB ASC Topic 605-25, “Revenue Recognition – Multiple Element Arrangements.” The Company’s revenues associated with multiple element contracts is based on the selling price hierarchy, which utilizes vendor-specific objective evidence (“VSOE”) when available, third-party evidence (“TPE”) if VSOE is not available, and if neither is available then the best estimate of the selling price is used. The Company utilizes best estimate for its multiple deliverable transactions as VSOE and TPE do not exist. To be considered a separate element, the product or service in question must represent a separate unit under Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, and fulfill the following criteria: the delivered item(s) has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in our control. For arrangements containing multiple elements, revenue from time and materials based service arrangements is recognized as the service is performed. Revenue relating to undelivered elements is deferred at the estimated fair value until delivery of the deferred elements. If the arrangement does not meet all criteria above, the entire amount of the transaction is deferred until all elements are delivered.

The portion of revenue related to engineering and development is recognized ratably upon delivery of the goods or services pertaining to the underlying contractual arrangement or revenue is recognized as certain activities are performed by the Company over the estimated performance period.

For PPA projects with no identified buyer until at or near the completion of the project, the Company recognizes revenue for the sales of PPA projects following the guidance in FASB ASC Topic 360, “Accounting for Sales of Real Estate.” We record the sale as revenue after the initial and continuing investment requirements have been met and whether collectability from the buyer is reasonably assured, which generally occurs at the end of a project. We may align our revenue recognition and release our project assets or deferred PPA project costs to cost of sales with the receipt of payment from the buyer if the sale has been consummated and we have transferred the usual risks and rewards of ownership to the buyer.

For PPA projects with an identified buyer, the Company recognizes revenue for the sales of PPA projects using the percentage of completion method for recording revenues on long term contracts under FASB ASC 605-35, “Construction-Type and Production-Type Contracts,” measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in product revenues and shipping costs in cost of sales. The Company reports its revenues net of estimated returns and allowances.

Revenues for the year ended June 30, 2017 were comprised of two significant customers (71%  of revenues). Revenues for the year ended June 30, 2016 were comprised of three significant customers (81%  of revenues). The Company had three significant customers with an outstanding receivable balance of $336,685 (72% of accounts receivable, net) as of June 30, 2017.  The Company had one significant customer with an outstanding receivable balance of $157,200 (91% of accounts receivable, net) as of June 30, 2016.

Engineering, Development and License Revenues

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

On April 8, 2011, the Company entered into a Collaboration Agreement with Honam Petrochemical Corporation, now known as Lotte Chemical Corporation (“Lotte”), pursuant to which the Company and Lotte collaborated on the technical development of the Company’s third generation zinc bromide flow battery module (the “Version 3 Battery Module”) and Lotte received a fully paid-up, exclusive and royalty-free license to sell and manufacture the Version 3 Battery Module in South Korea and a non-exclusive royalty-bearing license to sell the Version 3 Battery Module in Japan, Thailand, Taiwan, Malaysia, Vietnam and Singapore.

On December 16, 2013, the Company and Lotte entered into a Research and Development Agreement (the “R&D Agreement”) pursuant to which the Company has agreed to develop and provide to Lotte a 500kWh zinc bromide flow battery system, including a zinc bromide chemical flow battery module and related software, on the terms and conditions set forth in the R&D Agreement (the “Lotte Project”). Subject to the satisfaction of certain specified milestones, Lotte was required to make payments to the Company under the R&D Agreement totaling $3,000,000 over the term of the Lotte Project. We recognized revenue under the R&D Agreement based upon a Performance Based Method pursuant to the model described in FASB ASC Subtopic 980-605-25, where revenue is recognized based on the lesser of the amount of nonrefundable cash received or the amounts due based on the proportional amount of the total effort expected to be expended on the contract that has been provided to date as there does not exist substantial doubt that the milestones will be achieved. The Company recognized $175,000  of revenue under this agreement for the year ended June 30, 2017. The Company recognized $369,172 of revenue under the R&D Agreement for the year ended June 30, 2016.

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

Overall since December 16, 2013 through June 30, 2017 there were $5,425,000  of payments received and $5,425,000 of revenue recognized under the Lotte R&D and Amended License Agreements. The Company does not expect to receive any additional cash payments under these agreements.

Engineering and development costs related to the Lotte Project totaled $937,725  for the year ended June 30, 2017, Engineering and development costs related to the Lotte Project totaled $576,178 for the year ended June 30, 2016,

As of June 30, 2017 and June 30, 2016, the Company had no unbilled amounts from engineering and development contracts in process.

Advanced Engineering and Development Expenses

In accordance with FASB ASC Topic 730, “Research and Development,” the Company expenses advanced engineering and development costs as incurred. These costs consist primarily of materials, labor and allocable indirect costs incurred to design, build and test prototype units, as well as the development of manufacturing processes for these units. Advanced engineering and development costs also include consulting fees and other costs.

To the extent these costs are separately identifiable, incurred and funded by advanced engineering and development type agreements with outside parties, they are shown separately on the consolidated statements of operations as a “Cost of engineering and development.”

Stock-Based Compensation

The Company measures all “Share-Based Payments," including grants of stock options, restricted shares and restricted stock units (“RSUs”) in its consolidated statements of operations based on their fair values on the grant date, which is consistent with FASB ASC Topic 718, “Stock Compensation,” guidelines.

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

Advertising Expense

Advertising costs of $134,313  and of $122,367 were incurred for the years ended June 30, 2017 and June 30, 2016, respectively. These costs were charged to selling, general and administrative expenses as incurred.

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” FASB ASC Topic 740 requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. The Company establishes a valuation allowance when necessary to reduce deferred income tax assets to the amount expected to be realized. There were no net deferred income tax assets recorded as of June 30, 2017 and June 30, 2016.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s U.S. Federal income tax returns for the years ended June 30, 2013 through June 30, 2016 and the Company’s Wisconsin and Australian income tax returns for the years ended June 30, 2012 through June 30, 2016 are subject to examination by taxing authorities. As of June 30, 2017, there were no examinations in progress. On August 2, 2017, the United States Internal Revenue Service (“IRS”) notified the Company of an income tax audit for the tax period ended June 30, 2015. The Company cannot reasonably estimate the ultimate outcome of the IRS audit; however, it believes that it has followed applicable U.S. tax laws and will defend its income tax positions.

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

Loss per Share

The Company follows the FASB ASC Topic 260, “Earnings per Share,” provisions which require the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded. As of June 30, 2017 and June 30, 2016, there were 17,669,534  and 15,972,845 shares of common stock underlying convertible preferred stock, options, restricted stock units and warrants that are excluded, respectively.

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

In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09 – Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods and interim periods within those annual periods beginning on or after December 15, 2017. The Company is currently assessing the impact the adoption of ASU 2017-09 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test, under which in computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU 2017-04, the annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The guidance is effective prospectively for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in ASU 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11 – Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update). ASU 2016-11 rescinds the certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities – Oil and Gas, effective upon the adoption of Topic 606. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (a) Revenue and Expense Recognition for Freight Services in Process, (b) Accounting for Shipping and Handling Fees and Costs, (c) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), (d) Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”). In addition, as a result of the amendments in Update 2014-16, the SEC staff is rescinding its SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” effective concurrently with ASU 2014-16. The Company is currently assessing the impact the adoption of ASU 2016-11 will have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-05 – Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force), which provides guidance clarifying that the novation of a derivative contract (i.e. a change in counterparty) in a hedge accounting relationship does not, in and of itself, require designation of that hedge accounting relationship. This ASU amends ASC 815 to clarify that such a change does not, in and of itself, represent a termination or the original derivative instrument or a change in the critical terms of the hedge relationship. ASU 2016-05 allows the hedging relationship to continue uninterrupted if all of the other hedge accounting criteria are met, including the expectation that the hedge will be highly effective when the creditworthiness of the new counterpart to the derivative contract is considered. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. Entities may adopt the guidance prospectively or use a modified retrospective approach. The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16 – Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update eliminate the requirement for entities to retrospectively account for adjustments made to provisional amounts recognized in a business combination. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim reporting periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date. The Company was required to adopt this standard beginning July 1, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 – Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendment was issued to modify the process in which entities measure inventory. The amendment does not apply to inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. This amendment requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments are effective for fiscal years beginning after December 31, 2016, including interim periods within those fiscal years on a prospective basis with earlier application permitted as of the beginning of an interim or annual reporting period. The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 – Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment is intended to improve certain areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. The amendment simplifies reporting requirements by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for public companies in several industries that typically make use of limited partnerships or VIEs. The amendment is effective for fiscal years beginning after December 31, 2015. The Company was required to adopt this standard beginning July 1, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15 – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). The update requires management to perform a going concern assessment if there is substantial doubt about an entity’s ability to continue as a going concern within one year of the financial statement issuance date. Under the new standard, the definition of substantial doubt incorporates a likeliness threshold of “probable” that is consistent with the current use of the term defined in US GAAP for loss contingencies (Topic 450 – Contingencies). Management will need to consider conditions that are known and reasonably knowable at the financial statement issuance date and determine whether the entity will be able to meet its obligations within the one-year period. Additional disclosures are required if it is probable that the entity will be unable to meet its current obligations. The amendments in this ASU will be effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company was required to adopt this standard beginning July 1, 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12 - Compensation – Stock Compensation (Topic 718). The amendment requires that entities treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation expense should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The Company was required to adopt this standard beginning July 1, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606). The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when the entity satisfies a performance obligation. ASU 2014-09 also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. In August 2015, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment defers the effective date of ASU 2014-09 for all entities by one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. In March 2016, the FASB also issued ASU 2016-08 – Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments in ASU 2016-08 affect the guidance in ASU 2014-09. ASU 2016-08 requires when a third party is involved in provided goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or services itself to the customer (that is, the entity is a principal) or to arrange for that good or service to be provided by the third party to the customer (that is, the entity is an agent). If the entity is a principal, upon satisfying a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. If the entity is an agent, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the third party. In April 2016, the FASB issued ASU 2016-10 – Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing, clarifying the implementation guidance on identifying performance obligations and licensing. Specifically, the amendments reduce the cost and complexity of identifying promised goods or services and improves the guidance for determining whether promises are separately identifiable. The amendments also provide implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). In May 2016, the FASB issued ASU 2016-12 – Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients, which contains certain clarifications and practical expedients in response to certain identified implementation issues. The effective date and transition requirements for ASU 2016-08, 2016-10 and 2016-12 are the same as the effective date and transition requirements for ASU 2014-09. As of September 27, 2017, and subject to the potential effects of any new related ASUs issued by the FASB, as well as the Company’s ongoing evaluation of transactions and contracts, the Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements. The Company anticipates adopting this guidance at the beginning of fiscal 2019 using the full retrospective approach.

NOTE 2 - MANAGEMENT’S PLANS AND FUTURE OPERATIONS

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $4,089,536 attributable to EnSync, Inc. for year ended June 30, 2017, and as of June 30, 2017 has an accumulated deficit of $124,639,644 and total equity of $17,907,767. The ability of the Company to settle its total liabilities of $3,906,490 and to continue as a going concern is dependent upon raising additional investment capital to fund our business plan, increasing revenues and achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We believe that cash and cash equivalents on hand at June 30, 2017, and other potential sources of cash, including net cash we generate from closing on projects in our backlog, will be sufficient to fund our current operations through the first quarter of fiscal 2019. Our pipeline of projects is deep, but there can be no assurances that projects will close in a timely manner to meet our cash requirements. We are also working to improve operations and enhance cash balances by continuing to drive cost improvements, reducing our spend on research and development and exploring the sale or lease of the corporate headquarters. Also, we are currently exploring potential financing options that may be available to us, including strategic partnership transactions, PPA project financing facilities, and if necessary, additional sales of common stock under our current and future shelf registrations with the SEC. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to increase revenues and achieve profitability in a timely fashion or obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations, execute our growth plan, take advantage of future opportunities or respond to customers and competition.

NOTE 3 - GLOBAL STRATEGIC PARTNERSHIP WITH SPI ENERGY CO., LTD.

On July 13, 2015, the Company entered into a global strategic partnership with SPI, (formerly known as Solar Power, Inc.), which includes a Securities Purchase Agreement, a Supply Agreement and a Governance Agreement.

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

The Company also entered into a supply agreement with SPI pursuant to which the Company agreed to sell and SPI agreed to purchase certain products and services offered by the Company from time to time, including certain energy management system solutions for solar projects (the “Supply Agreement”). Under the Supply Agreement, SPI agreed to purchase energy storage systems with a total combined power output of 40 megawatts over a four-year period. As described below, on May 4, 2017, the Company terminated the Supply Agreement.

The Company also entered into a governance agreement with SPI (the “Governance Agreement”) that provides SPI certain rights regarding the Company’s Board of Directors and other select governance rights.

Terms of the Purchased Preferred Shares

The Purchased Preferred Shares are perpetual, are not eligible for dividends, and are not redeemable. Upon any liquidation, dissolution, or winding up of the Company (a “Liquidation”) or a Fundamental Transaction (as defined in the Certificate of Designation for the Series C Preferred Stock), holders of the Purchased Preferred Shares are entitled to receive out of the assets of the Company an amount equal to the higher of (1) the Stated Value, which was $28,048,000 as of June 30, 2017 and (2) the amount payable to the holder if it had converted the shares into common stock immediately prior to the Liquidation or Fundamental Transaction, for each share of the Purchased Preferred Stock after any distribution or payment to the holders of the Series B Preferred Stock and before any distribution or payment shall be made to the holders of the Company’s existing common stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed shall be ratably distributed in accordance with respective amount that would be payable on such shares if all amounts payable thereon were paid in full, which was $12,276,682  as of June 30, 2017.

Except as required by law or as set forth in the Certificate of Designation for the Series C Preferred Stock, the Purchased Preferred Shares do not have voting rights. While the Series C Preferred Stock is outstanding, the Company may not pay dividends on its common stock and may not redeem more than $100,000 in common stock per year.

The Purchased Preferred Shares were sold for $1,000 per share and are contingently convertible into 42,000,600 shares calculated utilizing a conversion price of $0.6678, subject to adjustment for stock splits, stock dividends and other designated capital events. Convertibility of the Purchased Preferred Shares is dependent upon SPI making purchases of and payments for energy storage systems under the Supply Agreement as follows:

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

Terms of the Warrant

The Warrant entitles SPI to purchase 50,000,000 shares of the Company’s common stock for an aggregate exercise price of $36,729,000, or $0.7346 per share, subject to adjustment for stock splits, stock dividends and other designated capital transactions. The Warrant may not be partially exercised.

The Warrant would have become exercisable only once SPI purchased and paid for 40 megawatts of Projects. Prior to exercise, the Warrant provided SPI with no voting rights.

As of June 30, 2017, no purchases had been made under the Supply Agreement and the Warrant was therefore not vested or exercisable. As described below, because EnSync terminated the Supply Agreement, it is no longer possible for the Warrant to become exercisable.

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

Accounting for the Securities Purchase Agreement and the Supply Agreement

At closing of the SPI transaction on July 13, 2015, the Company recognized the fair value of the Purchased Common Shares ($6.8 million, determined by reference to the closing price of the Company’s common stock on the NYSE American) as an increase to equity. The Company also recognized as equity the fair value of the Series C Preferred Stock ignoring the contingent convertibility on the closing date. The closing date fair value of the Series C Preferred Stock ignoring the contingent convertibility of those shares was estimated at $13.3 million. This price was determined using the OPM model and a “with” and “without” methodology to bifurcate the Series C Preferred conversion feature. The OPM model treats the various equity securities as call options on the total equity value contingent upon each securities strike price or participation rights. At closing of the transaction, the Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value of $122.8 million, estimated based on the back-solve methodology to reconcile the closing common stock price ($0.85) as of the valuation date; (ii) a term of four years, in alignment with the terms of the Supply Agreement; (iii) a risk free rate of 1.4%, from the Federal Reserve Board’s H.15 release as of the transaction date; (iv) a volatility of 101.3%, based on the volatility of the Company’s publicly traded stock price; and (v) the performance vesting requirements of the Purchased Preferred Shares were expected to be met.

Offering expenses of $807,807 were recognized as a reduction of the offering proceeds. The specific costs directly attributable to the Securities Purchase Agreement have been charged against the gross proceeds of the offering.

The cash received by the Company in excess of the fair value of the Purchased Common Shares and the nonconvertible attribute of the Purchased Preferred Shares of $13,290,000 was recorded as deferred revenue. This amount was allocated to the Supply Agreement under which the Company expected to perform in the future and would be recognized as revenue as sales occurred under the Supply Agreement.

As no sales under the Supply Agreement occurred prior to June 30, 2017, no revenue has been recognized pursuant to the Supply Agreement, and no amounts related to the convertibility option on the Series C Preferred Stock or the Warrant have been reflected in the financial statements.

Termination of Supply Agreement

SPI never made any purchases under the Supply Agreement. Due to SPI’s failure to meet its purchase obligations, on May 4, 2017 the Company terminated the Supply Agreement. As a result of the termination of the Supply Agreement, it is no longer possible for SPI to satisfy the conditions that would have enabled it to convert the Purchased Preferred Shares or exercise the Warrant, and for the Company to recognize revenue as sales occurred under the Supply Agreement. Applying guidance from ASC 405-20, liabilities should be derecognized only when the obligor is legally released from the obligation, which occurred for the Company upon the exercise of the termination rights. The derecognition of the deferred revenue liability was recorded as income. Since the Supply Agreement termination was not standard operating revenues of the Company, the gain is presented as other income in the consolidated statements of operations.

Terms of Governance Agreement

In connection with the closing of the SPI transaction and pursuant to the Securities Purchase Agreement, the Company entered into the Governance Agreement.  Under the Governance Agreement, for so long as SPI holds at least 10,000 Purchased Preferred Shares or 25 million shares of Common Stock or Common Stock equivalents (the “Requisite Shares”) SPI has certain rights regarding the Company’s Board of Directors and other select governance rights.

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

Additionally, the Governance Agreement provides a preemptive right to SPI in the case of issuances of equity securities. As of June 30, 2017, SPI did not own any shares of the Company’s outstanding common stock. As of June 30, 2016, SPI owned approximately 17% of the Company’s outstanding common stock.

On August 30, 2016, SPI entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious all of the Purchased Common Shares, all 7,012 outstanding shares of Series C-1 Preferred Stock and 4,341 shares of Series C-2 Preferred Stock for a total purchase price of $17.0 million (which is equal to the price SPI paid for such securities). The Share Purchase Agreement provides that if the purchased shares of Series C-1 Preferred Stock and Series C-2 Preferred Stock are not converted into shares of common stock within six months following the closing date, Melodious will have the right to require SPI to repurchase such shares for a price equal to approximately 102% of the price paid by Melodious for such shares (plus 10% interest accrued from the closing date). Following the sale of such securities, SPI continues to hold the Requisite Shares, and the Governance Agreement remains in effect. In April 2017, Melodious requested SPI repurchase such shares for a total purchase price of $11.6 million. The transaction was completed on July 26, 2017.

NOTE 4 - CHINA JOINT VENTURE

On August 30, 2011, the Company entered into agreements providing for establishment of a joint venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China (the “Joint Venture”). Joint Venture partners include Holdco, AnHui XinLong Electrical Co. and Wuhu Huarui Power Transmission and Transformation Engineering Co. The Joint Venture was established upon receipt of certain governmental approvals from China which were received in November 2011.

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

In connection with the Joint Venture, on August 30, 2011 the Company and certain of its subsidiaries entered into the following agreements:

•	Joint Venture Agreement of Anhui Meineng Store Energy Co., Ltd. (the “China JV Agreement”) by and between Holdco, a Hong Kong limited liability company, and Anhui Xinrui Investment Co., Ltd, a Chinese limited liability company; and,
•	Limited Liability Company Agreement of Holdco by and between ZBB Cayman Corporation and PowerSav New Energy Holdings Limited (“PowerSav”) (the “Holdco Agreement”).

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

Pursuant to the China JV Agreement, Meineng Energy was capitalized with approximately $13.6 million of equity capital. The Company’s only capital contributions to the Joint Venture were the contribution of technology to Meineng Energy via the License Agreement and $200,000 in cash. The Company’s indirect interest in Meineng Energy equaled approximately 33%. On August 12, 2014, Meineng Energy received a cash investment of 20,000,000 RMB (approximately $3.2 million) from Wuhu Fuhai-Haoyan Venture Investment, L.P., a branch of Shenzhen Oriental Fortune Capital Co., Ltd., for a post-closing equity position of 8%. Required governmental approval was obtained in October 2014. This investment capital will be used to fund ongoing operations and development of the China market, and provided Meineng Energy a 250,000,000 RMB (approximately $42 million) post-closing valuation. Following this investment, the Company’s indirect investment in Meineng Energy equals approximately 30%. The Company’s indirect gain as a result of the investment was $775,537 , which is net of the gain attributable to the noncontrolling interest of $481,870 .

The Company’s investment in Meineng Energy was made through Holdco. Pursuant to the Holdco Agreement, the Company contributed technology to Holdco via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest. PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest. The initial capital contributions (consisting of the Company’s technology contribution and one half of required cash contributions) were made in December 2011. The subsequent capital contributions (consisting of one half of the required cash contribution) were made on May 16, 2012. For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s consolidated financial statements as a noncontrolling interest. As of June 30, 2017, the Company’s indirect investment in the China JV was $814,546.

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

Pursuant to the Management Services Agreement, Holdco will provide certain management services to Meineng Energy in exchange for a management services fee equal to five percent of Meineng Energy’s net sales for the five year period beginning on the first day of the first quarter in which the Meineng Energy achieves operational breakeven results, and three percent of Meineng Energy’s net sales for the subsequent three years, provided the payment of such fees will terminate upon Meineng Energy completing an initial public offering on a nationally recognized securities exchange. To date, no management service fee revenues have been recognized by Holdco.

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

Activity with Meineng Energy for the years ended and as of June 30, 2017 and June 30, 2016 is summarized as follows:

	Year ended June 30,
	2017	2016
Product sales to Meineng Energy	$72,712	$114,729
Cost of product sales to Meineng Energy	76,109	46,497
Product purchases from Meineng Energy	1,300,892	1,048,118

As of June 30, 2017 and June 30, 2016, the total amount due to Meineng Energy is as follows:

	June 30, 2017	June 30, 2016
Net amount due to Meineng Energy	$(12,298)	$(85,011)

The operating results for Meineng Energy for the years ended June 30, 2017 and June 30, 2016 are summarized as follows:

	Year ended June 30,
	2017	2016
Revenues	$1,447,243	$978,595
Gross profit (loss)	135,228	(4,164)
Loss from operations	(1,425,564)	(1,558,807)
Net loss	(1,391,295)	(1,509,762)

NOTE 5 - BUSINESS COMBINATION

DCfusion, LLC

On February 28, 2017, EnSync formed and became the controlling owner of DCfusion, partnering with two industry veteran consultants (the “DCfusion Founders”) who are highly regarded leaders in direct current (“DC”) system engineering design and consulting. Each DCfusion Founder became an employee of DCfusion, LLC upon the closing of the DCfusion transaction on February 28, 2017. The transaction was accounted for as a business combination under US GAAP. The primary reason for the business acquisition was to benefit from the DCfusion Founders’ decades of customer applied DC system design and consulting experience, which complements EnSync Energy's application engineering.  DCfusion also brings a unique and substantial pipeline of potential projects in vertical markets that rely on the consultative expertise of the DCfusion Founders, and the authoritative voice of policies, programs and standards shaping the DC-centric technical and market landscape.

No cash was required to complete the transaction.  DCfusion will operate as a subsidiary of EnSync, Inc., similar to our Holu subsidiary.

Acquisition Related Expenses

Included in the consolidated statement of operations for the year ended June 30, 2017 were transaction expenses totaling approximately $31,700 for advisory and legal costs incurred in connection with the business acquisition of DCfusion.

Holu Energy LLC

On August 17, 2015, Holu, the Company’s 85%-owned subsidiary, entered into an Asset Purchase Agreement under which Holu acquired substantially all of the assets of Tian Shan Renewable Energy LLC (“Tian Shan” or the “Seller”). The transaction was accounted for as a business combination under US GAAP. The primary reason for the business acquisition was to penetrate the Hawaii and Pacific market in general, by acquiring a local team of respected expertise, solid projects and healthy pipeline.

The aggregate purchase consideration has been allocated to the assets acquired, including customer intangible assets, based on their respective fair values. Measurement period adjustments based on new information obtained after the acquisition date have been recorded as a change in goodwill (bargain purchase) as allowed under ASC 805-10, Business Combinations – Overall. The fair values of the assets purchased approximate the unbilled portion of each contract per the original terms of the contracts. The business acquisition resulted in the recognition of $6,284 of goodwill attributable to the anticipated profitability of Tian Shan. Calculation of the goodwill was measured as follows:

Fair value of the consideration transferred	$327,127
Identifiable net assets acquired	320,843
Goodwill	$6,284

The fair value of total consideration paid includes (1) $225,829 of cash and (2) $101,297 of contingent consideration. The contingent consideration is comprised of 20% of the value of the unbilled portions of certain purchased assets. Holu will pay immediately to the Seller any amount of the contingent consideration collected in full after the closing date. Holu is not obligated to pay the Seller any amount not collected in full after six months after the date of a project’s completion. All acquired projects are expected to be completed and billed within the next 12 months. As of June 30, 2017, $97,173  of the contingent liability has been settled and the Company expects to pay the entire remaining contingent consideration.

The following table summarizes the fair value of the assets acquired as of the date of acquisition:

Project assets	$151,522
Customer intangible assets	169,321
Identifiable net assets	$320,843

In addition to the consideration paid for the assets identified above, the Company settled pre-existing transactions that were accounted for separately in the amount of $171,205. These transactions related to development and consulting services provided to the Company by the Seller prior to the acquisition date. $159,205 of the development fees were initially capitalized within the “Project assets” line of the Company’s consolidated balance sheet and subsequently recognized within “Cost of product revenue” and $12,000 has been recognized in the “Selling, general and administrative” expense line of the Company’s consolidated statements of operations. The development and consulting services were settled with cash based on the original contract prices.

For financial reporting purposes, Holu’s assets and liabilities are consolidated with those of the Company and the minority shareholder’s 15% interest in Holu is included in the Company’s consolidated financial statements as a noncontrolling interest.

Pro-forma results of operations have not been presented because the effects of the acquired operations were not material individually or in the aggregate.

Acquisition Related Expenses

Included in the consolidated statement of operations for the period from August 17, 2015 to June 30, 2016 were transaction expenses totaling approximately $33,700 for advisory and legal costs incurred in connection with the business acquisition of Holu.

NOTE 6 - INVENTORIES

Net inventories are comprised of the following as of:

	June 30, 2017	June 30, 2016
Raw materials and subassemblies	$2,477,418	$1,857,471
Work in progress	4,595	12,471
Total	$2,482,013	$1,869,942

NOTE 7 – NOTE RECEIVABLE

On September 23, 2014, the Company was issued a $150,000 convertible promissory note from an unrelated party. The note accrues interest at 8% per annum on the outstanding principal amount. On June 30, 2016, the Company and the unrelated party amended the terms of the note receivable and extended the maturity date to the earlier of (a) the date on which the unrelated party has secured a total of $500,000 or more in additional financing from any source or (b) December 31, 2016. On January 27, 2017, the Company negotiated new repayment terms with the unrelated party and extended the maturity date to the earlier of (a) the date on which the borrower has secured a total of $500,000 or more in additional financing from any source or (b) December 31, 2022. If at the maturity date the note and accrued interest has not been paid in full, the Company may convert the principal and interest outstanding into shares of the unrelated party’s convertible preferred stock at the then-current valuation.

NOTE 8 - PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment are comprised of the following:

	June 30, 2017	June 30, 2016
Land	$217,000	$217,000
Building and improvements	3,532,375	3,931,129
Manufacturing equipment	4,255,385	3,953,788
Office equipment	454,562	424,359
Total, at cost	8,459,322	8,526,276
Less: accumulated depreciation	(5,013,069)	(4,637,170)
Property, plant and equipment, net	$3,446,253	$3,889,106

The Company recorded depreciation expense of $483,636 and $679,303  for the years ended June 30, 2017 and June 30, 2016, respectively.

NOTE 9 - GOODWILL

The Company acquired ZBB Technologies, Inc. (“ZBB Technologies”), a former wholly-owned subsidiary, through a series of transactions in March 1996. ZBB Technologies was subsequently merged with and into EnSync, Inc. on January 1, 2012. The goodwill amount of $1.134 million, the difference between the price paid for ZBB Technologies and the net assets of the acquisition, amortized through fiscal 2002, resulted in the net goodwill amount of $803,079.

During fiscal year 2016, the Company recorded goodwill totaling $6,284 in connection with the Tian Shan business acquisition. See Note 5 for further information.

Information with respect to the carrying amount of goodwill is as follows:

	June 30, 2017	June 30, 2016
Beginning balance	$809,363	$803,079
Goodwill acquired during the year	-	6,284
Ending balance	$809,363	$809,363

NOTE 10 - DEBT

The Company’s debt consisted of the following:

	June 30, 2017	June 30, 2016
Current maturities of long-term debt	$317,497	$332,707
Long-term debt	740,586	1,057,720
Total	$1,058,083	$1,390,427

Bank loans, notes payable and other debt consisted of the following:

	As of June 30,
	2017	2016

Note payable to Wisconsin Econcomic Development Corporation payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized.	$257,960	$534,009

Bank loan payable in fixed monthly installments of $6,800 of principal and interest at a rate of 0.25% below prime, as defined, subject to a floor of 5% with any remaining principal and interest due at maturity on June 1, 2018; collateralized by the building and land.	468,297	524,592

Equipment finance obligation, interest payable in quarterly installments ranging between $1,510 and $2,555 at an imputed interest rate of approximately 2.44% over 20 years. See Note 15 for discussion of sale-leaseback transaction.	331,826	331,826

	$1,058,083	$1,390,427

Maximum aggregate annual principal payments for fiscal periods subsequent to June 30, 2017 are as follows:

2018	$317,497
2019	408,760
2020	-
2021	-
2022	-
Thereafter	331,826
$1,058,083

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

In November 2010, the Company adopted the 2010 Omnibus Long-Term Incentive Plan (“2010 Omnibus Plan”) which authorizes a committee of the board of directors to grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, other stock-based awards and cash awards. The 2010 Omnibus Plan authorized up to 800,000 shares plus shares of common stock underlying any outstanding stock option of other awards granted by any predecessor employee stock plan of the Company that is forfeited, terminated, or cancelled without issuance of shares, to employees, officers, non-employee members of the board of directors, consultants and advisors. Unless otherwise determined, options vest ratably over a three-year period and expire 8 years after the date of grant.

At the annual meeting of shareholders held on November 7, 2012, the Company’s shareholders approved an amendment of the 2010 Omnibus Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the 2010 Omnibus Plan by 900,000 shares and the creation of the 2012 Non-Employee Director Equity Compensation Plan (“2012 Director Equity Plan”), under which the Company may issue up to 700,000 restricted stock unit awards and other equity awards to our non-employee directors pursuant to the Company’s director compensation policy.

At the annual meeting of shareholders held on November 18, 2014, the Company’s shareholders approved an amendment of the 2010 Omnibus Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the 2010 Omnibus Plan by 1,250,000. The shareholders also approved an amendment of the 2012 Director Equity Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the 2012 Director Equity Plan by 1,000,000.

At the annual meeting of shareholders held on November 17, 2015, the Company’s shareholders approved an amendment of the 2010 Omnibus Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the 2010 Omnibus Plan by 5,000,000. The shareholders also approved an amendment of the 2012 Director Equity Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the 2012 Director Equity Plan by 1,500,000.

At the annual meeting of shareholders held on November 14, 2016, the Company’s shareholders approved an amendment of the 2010 Omnibus Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the 2010 Omnibus Plan by 4,000,000. The shareholders also approved an amendment of the 2012 Director Equity Plan which increased the number of shares of the Company’s common stock available for issuance pursuant to awards under the 2012 Director Equity Plan by 1,200,000. As of June 30, 2017, there were a total of 1,744,160  shares available to be issued under the 2010 Omnibus Plan and 1,710,989  shares available to be issued under the 2012 Director Equity Plan.

In aggregate for all plans, at June 30, 2017, there were a total of 8,249,298  options and 5,197,098  RSUs outstanding.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the years ended June 30, 2017 and June 30, 2016 using the Black-Scholes option-pricing model:

	Year ended June 30,
	2017	2016
Expected life of option (years)	4	4
Risk-free interest rate	1.14 - 1.7%	0.85 - 1.50%
Assumed volatility	107.7 - 113.55%	100.77 - 104.65%
Expected dividend rate	0.00%	0.00%
Expected forfeiture rate	6.23 - 9.18%	6.22 - 12.63%

Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant. Compensation expense is recognized over the requisite service and performance periods.

During the years ended June 30, 2017 and June 30, 2016, the Company’s results of operations include compensation expense for stock options and RSUs granted under its various equity incentive plans. The amount recognized in the consolidated financial statements related to stock-based compensation was $1,605,767  and $1,274,616 , based on the amortized grant date fair value of options and RSUs during the years ended June 30, 2017 and June 30, 2016, respectively.

Information with respect to stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at June 30, 2015	1,577,778	$2.60
Options granted	4,782,100	0.49
Options forfeited	(248,518)	4.16
Balance at June 30, 2016	6,111,360	0.88	6.96
Options granted	2,654,100	0.59
Options exercised	(124,252)	0.56
Options forfeited	(391,910)	2.55
Balance at June 30, 2017	8,249,298	$0.71	6.50

The following table summarizes information relating to the stock options outstanding as of June 30, 2017:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.28 to $1.00	7,389,398	6.74	$0.52	2,344,967	6.29	$0.50
$1.01 to $2.50	662,150	5.27	1.48	509,483	4.96	1.61
$2.51 to $5.00	82,200	1.96	3.98	82,200	1.96	3.98
$5.01 to $6.95	115,550	1.13	6.31	115,550	1.13	6.31
Balance at June 30, 2017	8,249,298	6.50	$0.71	3,052,200	5.75	$1.00

During the year ended June 30, 2017, options to purchase 2,654,100  shares were granted to employees exercisable at $0.35 to $1.02  per share based on various service-based and performance-based vesting terms from July 2016 through June 2020 and exercisable at various dates through June 2025. During the years ended June 30, 2016, options to purchase 4,782,100  shares were granted to employees exercisable at $0.28 to $0.85  per share based on service-based and performance-based vesting terms from July 2015 through June 2019 and exercisable at various dates through June 2024.

The aggregate intrinsic value of outstanding options totaled $17,625  and was based on the Company’s adjusted closing stock price of $0.37 as of June 30, 2017.

A summary of the status of unvested employee stock options as of June 30, 2017 and June 30, 2016 and changes during the years then ended is presented below:

	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at June 30, 2015	776,525	$1.19
Options granted	4,782,100	0.49
Options vested	(596,993)	0.89
Options forfeited	(109,265)	0.88
Balance at June 30, 2016	4,852,367	0.54	7.42
Options granted	2,654,100	0.59
Options vested	(2,110,085)	0.57
Options forfeited	(199,284)	0.80
Balance at June 30, 2017	5,197,098	$0.54	6.93

Total fair value of options granted for the years ended June 30, 2017 and June 30, 2016 was $1,142,187  and $1,638,832,  respectively. At June 30, 2017, there was $998,597  in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.6 years .

The Company compensates its directors with RSUs and cash. On November 14, 2016, 581,816  RSUs were granted to the Company’s directors in partial payment of director’s fees through November 2017 under the 2012 Director Equity Plan. As of June 30, 2017, 436,362  of the RSUs from the November 14, 2016 grant had vested and there were $539,998  and $414,000 in director’s fees expense settled with RSUs for the year ended June 30, 2017 and June 30, 2016, respectively.

On November 17, 2015, 864,000 RSUs were granted to the Company's directors in partial payment of director's fees through November 2016 under the 2012 Director Equity Plan. As of June 30, 2017, all of the RSUs from the November 17, 2015 grant had vested.

On November 14, 2016, the Company’s CEO was awarded 750,000 RSUs; 250,000 of these vested immediately and the remaining 500,000 will vest over the next two years. Additionally, an executive of the Company was awarded 340,000 RSUs that will vest in August of 2019.

On November 17, 2015, the Company’s CEO was awarded 1,500,000 RSUs. 750,000 of these RSUs vest over three years, beginning on November 17, 2016. As of June 30, 2017, 250,000 of the 750,000 that vest over three years beginning on November 17, 2016 from the November 17, 2015 grant had vested. The remaining 750,000 of these RSUs vest upon the satisfaction of certain performance targets that must be met on or before December 31, 2017.

As of June 30, 2017, there were 2,235,454  of unvested RSUs and $1,528,463  in unrecognized compensation cost. Generally, shares of common stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

The table below summarizes the activity of the RSUs for the years ended June 30, 2017 and June 30, 2016:

	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at June 30, 2015	1,936,035	$1.53
RSUs granted	2,364,000	0.50
Shares issued	(270,791)	0.63
Balance at June 30, 2016	4,029,244	1.03
RSUs granted	1,671,816	1.15
Shares issued	(144,728)	0.75
Balance at June 30, 2017	5,556,332	$1.07

NOTE 12 - WARRANTS

At June 30, 2017 and June 30, 2016, the following warrants to purchase the Company’s common stock were outstanding and exercisable:

•	357,500 warrants are exercisable at $0.42 per share and expire in June 2022 issued in connection with the Underwriting Agreement entered into with Roth Capital Partners, LLC as part of underwriting compensation which provided for the sale of $2.5 million of common stock on June 22, 2017.

•	45,000 warrants are exercisable at $0.37 per share and expire in February 2019 issued as partial payment for services. In October 2016, 45,000 warrants were exercised via a cashless exercise resulting in the issuance of 29,162 shares of common stock of the Company.

•	306,902 warrants were exercisable at $2.375 per share and expired in June 2017 issued in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $12 million of common stock on June 19, 2012. In March 2014, 272,159 warrants were exercised via a cashless exercise resulting in the issuance of 53,048 shares of common stock of the Company.

•	511,604 warrants were exercisable at $2.65 per share and expired in May 2017 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes on May 1, 2012.

•	1,710,525 warrants were exercisable at $0.95 per share and expired in September 2016 issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $3.0 million of preferred stock on September 26, 2013 described in Note 14. In March 2014, 1,447,369 warrants were exercised via a cashless exercise resulting in the issuance of 850,169 shares of common stock of the Company.

•	81,579 warrants were exercisable at $0.95 per share and expired in September 2016 issued as placement agent’s compensation in connection with the sale of $3.0 million of preferred stock on September 26, 2013 as described in Note 14.

The table below summarizes warrant balances and activity for the years ended June 30, 2017 and June 30, 2016:

	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at June 30, 2015	2,927,952	$1.88
Warrants granted	45,000	0.37
Warrants expired	(317,342)	5.38
Balance at June 30, 2016	2,655,610	1.43
Warrants granted	357,500	0.42
Warrants exercised	(45,000)	0.37
Warrants expired	(2,610,610)	1.45
Balance at June 30, 2017	357,500	$0.42

NOTE 13 – BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the years ended June 30, 2017 and June 30, 2016, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	June 30, 2017	June 30, 2016
Stock options and restricted stock units	13,805,630	10,140,604
Stock warrants	357,500	2,655,610
Series B preferred shares	3,506,404	3,176,631
Total	17,669,534	15,972,845

NOTE 14 - EQUITY

June 22, 2017 Underwritten Public Offering

On June 22, 2017, the Company completed an underwritten public offering of its common stock at a price to the public of $0.35  per share. The Company sold a total of 7,150,000  shares of its common stock in the offering for aggregate proceeds of approximately $2.5  million. The Company received approximately $2.1  million of net proceeds from the offering, after deducting the underwriting discount and expenses.

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

SPI Energy Co., Ltd. Securities Purchase Agreement

On July 13, 2015, we entered into a Securities Purchase Agreement with SPI, pursuant to which we sold SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 Purchased Common Shares and (ii) 28,048 Purchased Preferred Shares which were potentially convertible, subject to the completion of projects under our supply agreement with SPI, into a total of up to 42,000,600 shares of Common Stock. See further discussion of the SPI Securities Purchase Agreement in Note 3.

August 27, 2014 Underwritten Public Offering

On August 27, 2014, the Company completed an underwritten public offering of its common stock at a price to the public of $1.12  per share. The Company sold a total of 13,248,000  shares of its common stock in the offering for aggregate proceeds of approximately $14.8 million . The Company received approximately $13.7 million  of net proceeds from the offering, after deducting the underwriting discount and expenses.

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

Shares of Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%. The net proceeds to the Company, after deducting $90,127  of offering costs, were $2,909,873 . During the year ended June 30, 2016, 275  shares of Preferred Stock were converted into 352,696  shares of common stock of the Company. During the year ended June 30, 2014, 425  shares of Preferred Stock were converted into 470,171  shares of common stock of the Company. At June 30, 2017, 2,300 shares of Preferred Stock were convertible into 3,506,404 shares of common stock of the Company at a conversion price equal to $0.95. Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon. At June 30, 2017, the liquidation preference of the Preferred Stock was $5,631,086.

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

NOTE 15 - COMMITMENTS

Asset Retirement Obligations

FASB ASC Topic 410, “Asset Retirement and Environmental Obligations,” requires the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The retirement obligation relates to estimated costs for the removal and shipment of a solar power system under an equipment lease. Accrued asset retirement obligations are recorded at net present value and discounted over the life of the lease. The Company had an asset retirement obligation of $19,697 as of June 30, 2017 and $18,759 as of June 30, 2016. The asset retirement obligation is classified as “Other long-term liabilities” in the consolidated balance sheets. The table below summarizes the asset retirement obligation balances and activity:

	Year ended June 30,
	2017	2016
Balance at beginning of year	$18,759	$-
Liabilities incurred	-	18,527
Accretion expense	938	232
Balance at end of year	$19,697	$18,759

Leasing Activities

Sale-leaseback Transactions

During the year ended June 30, 2016, the Company entered into a sale-leaseback transaction with an unrelated party. The Company evaluated the transaction under FASB ASC Subtopic 842-40, “Sale and Leaseback Transactions” and concluded that the transfer of the asset did not qualify as a sale and is accounted for in accordance with other Topics. The liability is presented in the debt table in Note 10 as an equipment financing obligation.

Operating Leases

Operating lease expense recognized during the year ended June 30, 2017 and June 30, 2016 was $68,460 and $100,715 ,  respectively. Operating lease expense is included in operating expenses in the consolidated statements of operations. As of June 30, 2017 and June 30, 2016, the carrying value of the right of use asset was $150,214  and $27,264,  respectively, and is separately stated on the consolidated balance sheets. The related short-term and long-term liabilities as of June 30, 2017 were $65,004 and $85,210 and as of June 30, 2016 were $20,234  and $7,030 , respectively. The short-term and long-term liabilities are included in “Accrued expenses” and “Other long-term liabilities,” respectively, in the consolidated balance sheets.

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases as of June 30, 2017 and June 30, 2016 are summarized below:

	As of June 30,
	2017	2016
Weighted-average remaining lease term (in years)
Operating leases	2.37	1.33
Weighted-average discount rate
Operating leases	5.0%	5.0%

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the consolidated balance sheets as of June 30, 2017:

2018	$69,805
2019	64,297
2020	24,954
2021	-
2022	-
Thereafter	-
Total undiscounted lease payments	159,056
Present value adjustment	(8,842)
Net operating lease liabilities	$150,214

Short-term Leases

The Company leases facilities in Honolulu, Hawaii, Milwaukee, Wisconsin and Shanghai, China from unrelated parties under lease terms that has either expired during the year ended June 30, 2017 or will expire during the year ended June 30, 2018. Monthly rent for the twelve-month rental periods is between $400 and $2,010 per month.  Rent expense of $50,552  and $84,670  was recognized during the years ended June 30, 2017 and June 30, 2016. Short-term rent expense is included in operating expenses in the consolidated statements of operations.

Employment Contracts

The Company has entered into employment contracts with executives and management personnel. The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits. The employment contracts generally have no set term and can be terminated by either party. There is a provision for payments of up to six months of annual salary as severance if the Company terminates a contract without cause, along with the acceleration of certain unvested stock option grants. During the year ended June 30, 2017 and June 30, 2016, the Company recorded $35,615 and $125,000 of severance for former Vice President and CEO, respectively.

NOTE 16 - RETIREMENT PLANS

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code (“IRC”), the EnSync, Inc. 401(k) Savings Plan. Employees may elect to contribute up to the IRS annual contribution limit. The Company matches employees’ contributions up to 4% of eligible compensation and Company contributions are limited in any year to the amount allowable by government tax authorities. Eligible employees are 100% immediately vested. Total employer contributions recognized in the consolidated statements of operations under this plan were $190,585 and $126,125  for the years ended June 30, 2017 and June 30, 2016, respectively.

NOTE 17 - INCOME TAXES

The provision for income taxes consists of the following:

	Year Ended June 30,
	2017	2016
Current	$-	$(468)
Deferred	-	-
Provision for income taxes	$-	$(468)

The Company accounts for income taxes using an asset and liability approach which generally requires the recognition of deferred income tax assets and liabilities based on the expected future income tax consequences of events that have previously been recognized in the Company’s financial statements or tax returns. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of June 30, 2017 and June 30, 2016.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Year Ended June 30,
	2017	2016
Income tax expense/(benefit) computed at the U.S. federal statutory rate	-34%	-34%
Change in valuation allowance	34%	34%
Total	0%	0%

Significant components of the Company’s net deferred income tax assets as of June 30, 2017 and June 30, 2016 were as follows:

	June 30, 2017	June 30, 2016
Federal net operating loss carryforwards	$18,557,615	$18,018,631
Federal - other	3,794,302	2,446,635
Wisconsin net operating loss carryforwards	3,116,946	2,929,157
Australia net operating loss carryforwards	1,334,725	1,290,134
Deferred income tax asset valuation allowance	(26,803,588)	(24,684,557)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $54.6 million  as of June 30, 2017, that expire at various dates between June 30, 2018 and 2037. The Company has U.S. federal research and development tax credit carryforwards of approximately $340,000 as of June 30, 2017 that expire at various dates through June 30, 2036. As of June 30, 2017, the Company has approximately $57.1 million  of Wisconsin net operating loss carryforwards that expire at various dates between June 30, 2018 and 2032. As of June 30, 2017, the Company also has approximately $4.4 million  of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

The Company’s issuance of additional shares of common stock has constituted an ownership change under Section 382 of the IRC which places an annual dollar limit on the use of net operating loss carryforwards and other tax attributes that may be utilized in the future. The calculation of the annual limitation of usage is based on a percentage of the equity value immediately after any ownership change. The annual amount of tax attributes that may be utilized after the change in ownership is limited. Previous issuances of additional shares of common stock also resulted in ownership changes and the annual amount of tax attributes from previous years is limited as well. The estimated U.S. federal net operating loss carryforward expected to expire due to the Section 382 limitation is $44.5 million and the estimated state net operating losses expected to expire due to the limitation is $28.2 million. The net operating loss deferred tax assets reflect this limitation.

NOTE 18 – RELATED PARTY TRANSACTIONS

On September 7, 2016, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) with Theodore Peck, the CEO of the Company’s 85% owned subsidiary, Holu. Pursuant to the MIPA, the Company will sell to Theodore Peck all of the issued and outstanding membership interests of a PPA entity for $592,000, subject to the terms of a Promissory Note, a Security Agreement and a Pledge Agreement. The transaction is considered to be executed upon terms that are in the normal course of operations. Revenues of $592,000 and expenses of $573,353  have been recognized in the Company’s consolidated statements of operations for June 30, 2017.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the PEO and PFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including the our PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our PEO and PFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of June 30, 2017. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company to conform with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements of fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the year ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

On September 27, 2017, Eric C. Apfelbach submitted his resignation as a member of the Board of Directors of the Company. Mr. Apfelbach’s resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is set forth in the Company’s definitive Proxy Statement relating to the Company’s 2017 annual meeting of shareholders to be held on November 14, 2017 and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required under this item is set forth in the Company’s definitive Proxy Statement relating to the Company’s 2017 annual meeting of shareholders to be held on November 14, 2017 and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is set forth in the Company’s definitive Proxy Statement relating to the Company’s 2017 annual meeting of shareholders to be held on November 14, 2017 and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is set forth in the Company’s definitive Proxy Statement relating to the Company’s 2017 annual meeting of shareholders to be held on November 14, 2017 and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is set forth in the Company’s definitive Proxy Statement relating to the Company’s 2017 annual meeting of shareholders to be held on November 14, 2017 and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included in Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2017 and 2016

Consolidated Statements of Operations for the Years ended June 30, 2017 and 2016

Consolidated Statements of Comprehensive Loss for the Years ended June 30, 2017 and 2016

Consolidated Statements of Changes in Equity for the Years ended June 30, 2017 and 2016

Consolidated Statements of Cash Flows for the Years ended June 30, 2017 and 2016

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned on September 27, 2017 thereunto duly authorized.

ENSYNC, INC.

By:	/s/ Bradley L. Hansen
Name:	Bradley L. Hansen
Title:	Chief Executive Officer
and President and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Position	Date

/s/ Bradley L. Hansen	Chief Executive Officer and President	September 27, 2017
Bradley L. Hansen	(Principal Executive Officer) and Director

/s/ Frederick Vaske	Chief Administrative Officer	September 27, 2017
Frederick Vaske	(Principal Administrative Officer)

/s/ William J. Dallapiazza	Interim Vice President of Finance	September 27, 2017
William J. Dallapiazza	(Principal Accounting Officer)

/s/ Paul F. Koeppe	Chairman and Director	September 27, 2017
Paul F. Koeppe

/s/ Eric C. Apfelbach	Vice Chairman and Director	September 27, 2017
Eric C. Apfelbach

/s/ Richard A. Abdoo	Director	September 27, 2017
Richard A. Abdoo

/s/ Manfred E. Birnbaum	Director	September 27, 2017
Manfred E. Birnbaum

/s/ James H. Ozanne	Director	September 27, 2017
James H. Ozanne

/s/ Theodore Stern	Director	September 27, 2017
Theodore Stern

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to

3.1	Articles of Incorporation of EnSync, Inc., as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

3.2	Articles of Amendment to Articles of Incorporation of EnSync, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2016

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 14, 2015

3.5	Amended and Restated By-laws of EnSync, Inc. (as of November 4, 2009)	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

4.2	Form of Underwriter Warrant	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 10, 2012

4.3	Form of Underwriter’s Warrant	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 23, 2017

10.1*	2002 Stock Option Plan of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 16, 2008

10.2*	2005 Employee Stock Option Scheme of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on October 27, 2006

10.3*	2007 Equity Incentive Plan of ZBB Energy Corporation	Incorporated by reference to the Company’s registration statement on Form S-8 filed on April 16, 2008

10.4*	2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to Appendix A attached to the Company’s Definitive Proxy Statement filed on September 24, 2010

10.5*	Amendment No. 1 to 2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to the Appendix A attached to the Company’s Definitive Proxy Statement filed on September 25, 2012

10.6*	2010 Omnibus Long-Term Incentive Plan Form Stock Option Award Agreement	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed January 31, 2011

10.7*	2010 Omnibus Long-Term Incentive Plan Form Restricted Stock Unit Award Agreement	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on January 31, 2011

10.8	Joint Venture Agreement of Anhui Meineng Store Energy Co., Ltd. by and between ZBB PowerSav Holdings Limited and Anhui Xinrui Investment Co., Ltd., dated August 30, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.9	Limited Liability Company Agreement of ZBB PowerSav Holdings Limited by and between ZBB Cayman Corporation and PowerSav, Inc., dated August 30, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.10	Anhui Meineng Store Energy Co., Ltd. Supplemental Agreement to the Joint Venture Agreement by and between ZBB PowerSav Holdings Limited and Anhui Xinlong Investment Management Co., Ltd., dated November 15, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011

10.11	License Agreement by and between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store energy Co., Ltd., dated November 11, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011

10.12	Management Services Agreement by and between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store Energy Co., Ltd., dated November 11, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011

10.13	First Amendment to the License Agreement between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store Energy Co., Ltd., dated December 3, 2013	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

10.14	Amended License Agreement between the Company and Lotte Chemical Corporation, dated December 16, 2013	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013

10.15*	Employment Agreement between the Company and Bradley Hansen, dated May 19, 2014	Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2014

10.16*	Form of Nonstatutory Option Agreement issued on May 19, 2014 to Bradley Hansen	Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2014

10.17*	Amended and Restated Employment Agreement between the Company and Kevin Dennis, dated September 30, 2014	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2014

10.18*	Restricted Stock Unit Award Agreement between the Company and Bradley Hansen, dated July 15, 2014	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

10.19	Amended and Restated Management Services Agreement between Anhui Meineng Store Energy Co., Ltd. and ZBB PowerSav Holdings Limited, dated July 1, 2014	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

10.20*	Amended and Restated Employment Agreement between the Company and Daniel Nordloh, dated September 30, 2014	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

10.21*	Amendment No. 2 to the 2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to Appendix A attached to the Company’s Definitive Proxy Statement filed on October 9, 2014

10.22*	Amendment No. 1 to the 2012 Non-Employee Director Equity Compensation Plan	Incorporated by reference to Appendix B attached to the Company’s Definitive Proxy Statement filed on October 9, 2014

10.23	Governance Agreement between the Company and Solar Power, Inc., dated July 13, 2015	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 17, 2015

10.24*	Amendment to Employment Agreement between the Company and Bradley Hansen, dated July 13, 2015	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 14, 2015

10.25*	Amendment No. 3 of the EnSync, Inc. 2010 Omnibus Long-Term Incentive Plan (formerly the ZBB Energy Corporation 2010 Omnibus Long-Term Incentive Plan)	Incorporated by reference to Appendix B attached to the Company’s Definitive Proxy Statement filed on October 7, 2015

10.26*	Amendment No. 2 of the EnSync, Inc. 2012 Non-Employee Director Equity Compensation Plan (formerly the ZBB Energy Corporation 2012 Non-Employee Director Equity Compensation Plan)	Incorporated by reference to Appendix C attached to the Company’s Definitive Proxy Statement filed on October 7, 2015

10.27*	Amendment No. 4 of the EnSync, Inc. 2010 Omnibus Long-Term Incentive Plan (formerly the ZBB Energy Corporation 2010 Omnibus Long-Term Incentive Plan)	Incorporated by reference to Appendix A attached to the Company’s Definitive Proxy Statement filed on October 11, 2016

10.28*	Amendment No. 3 of the EnSync, Inc. 2012 Non-Employee Director Equity Compensation Plan (formerly the ZBB Energy Corporation 2012 Non-Employee Director Equity Compensation Plan)	Incorporated by reference to Appendix B attached to the Company’s Definitive Proxy Statement filed on October 11, 2016

10.29*	EnSync, Inc. Director Compensation Policy	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016

10.30*	Employment Agreement, dated December 14, 2015, between the Company and Frederick Vaske	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016

10.31	Anhui Meineng Store Energy Co., Ltd. Second Supplemental Agreement to the Joint Venture Agreement by and between ZBB PowerSav Holdings Limited and Anhui Xinlong Investment Management Co., Ltd., dated December 18, 2015

21	Subsidiaries of EnSync, Inc.

23	Consent of Baker Tilly Virchow Krause, LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

* Indicates a management contract or any compensatory plan, contract or arrangement.

