Form 10-Q
period 2017-09-30
EnSync, Inc.
filed 2017-11-09
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  ☑ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 9, 2017, the Company had 55,837,857 shares of its Common Stock, par value $0.01 per share, issued and outstanding.

ENSYNC, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EnSync, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$9,103,979	$11,782,962
Accounts receivable, net	204,656	469,906
Inventories, net	2,342,562	2,482,013
Prepaid expenses and other current assets	413,008	247,589
Note receivable	168,164	171,140
Costs and estimated earnings in excess of billings	592,191	87,318
Deferred customer project costs	113,800	104,800
Project assets	93,010	114,971
Total current assets	13,031,370	15,460,699
Long-term assets:
Property, plant and equipment, net	2,902,104	3,446,253
Investment in investee company	1,897,703	1,947,728
Goodwill	809,363	809,363
Right of use assets-operating leases	130,747	150,214
Total assets	$18,771,287	$21,814,257

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$641,908	$726,256
Accounts payable	1,491,125	487,185
Billings in excess of costs and estimated earnings	125,347	456,950
Accrued expenses	558,671	743,948
Customer deposits	165,209	90,876
Accrued compensation and benefits	318,938	396,890
Total current liabilities	3,301,198	2,902,105
Long-term liabilities:
Long-term debt, net of current maturities	331,827	331,827
Deferred revenue	422,638	422,638
Other long-term liabilities	235,226	249,920
Total liabilities	4,290,889	3,906,490

Commitments and contingencies

Equity
Series B redeemable convertible preferred stock ($0.01 par value, $1,000 face value), 3,000 shares authorized and issued, 2,300 shares outstanding, preference in liquidation of $5,714,363 and $5,631,086 as of September 30, 2017 and June 30, 2017, respectively	23	23
Series C convertible preferred stock ($0.01 par value, $1,000 face value), 28,048 shares authorized, issued, and outstanding, preference in liquidation of $8,766,036 and $12,276,682 as of September 30, 2017 and June 30, 2017, respectively	280	280
Common stock ($0.01 par value), 300,000,000 authorized, 55,604,327 and 55,200,963 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	1,264,358	1,260,324
Additional paid-in capital	142,373,350	141,822,317
Accumulated deficit	(128,531,438)	(124,639,644)
Accumulated other comprehensive loss	(1,583,946)	(1,584,578)
Total EnSync, Inc. equity	13,522,627	16,858,722
Noncontrolling interest	957,771	1,049,045
Total equity	14,480,398	17,907,767
Total liabilities and equity	$18,771,287	$21,814,257

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
	2017	2016

Revenues	$2,362,048	$7,656,561

Costs and expenses
Cost of product sales	2,066,910	7,766,143
Cost of engineering and development	-	937,725
Advanced engineering and development	1,107,344	1,001,328
Selling, general and administrative	2,644,274	2,552,451
Depreciation and amortization	97,392	154,357
Impairment of long-lived assets	447,000	-
Total costs and expenses	6,362,920	12,412,004

Loss from operations	(4,000,872)	(4,755,443)

Other income (expense)
Equity in gain (loss) of investee company	(50,025)	23,655
Interest income	7,133	11,358
Interest expense	(11,258)	(12,997)
Other income	69,998	8,432
Total other income (expense)	15,848	30,448

Loss before benefit for income taxes	(3,985,024)	(4,724,995)

Benefit for income taxes	-	-
Net loss	(3,985,024)	(4,724,995)
Net loss attributable to noncontrolling interest	93,230	82,273
Net loss attributable to EnSync, Inc.	(3,891,794)	(4,642,722)
Preferred stock dividend	(83,277)	(75,445)
Net loss attributable to common shareholders	$(3,975,071)	$(4,718,167)

Net loss per share
Basic and diluted	$(0.07)	$(0.10)

Weighted average shares - basic and diluted	55,550,492	47,753,604

See accompanying notes to condensed consolidated financial statements.

4

EnSync, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,
	2017	2016
Net loss	$(3,985,024)	$(4,724,995)
Foreign exchange translation adjustments	632	766
Comprehensive loss	(3,984,392)	(4,724,229)
Net loss attributable to noncontrolling interest	93,230	82,273
Comprehensive loss attributable to EnSync, Inc.	$(3,891,162)	$(4,641,956)

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest
Balance: July 1, 2016	2,300	$23	28,048	$280	47,752,821	$1,185,843	$137,585,233	$(120,550,108)	$(1,585,583)	$1,401,372

Net loss	-	-	-	-	-	-	-	(4,089,536)	-	(352,327)
Net currency translation adjustment	-	-	-	-	-	-	-	-	1,005	-
Issuance of common stock, net of costs and underwriting fees	-	-	-	-	7,150,000	71,500	2,024,340	-	-	-
Stock-based compensation	-	-	-	-	144,728	1,447	2,144,318	-	-	-
Exercise of stock options	-	-	-	-	124,252	1,242	68,718	-	-	-
Exercise of warrants	-	-	-	-	29,162	292	(292)	-	-	-
Balance: June 30, 2017	2,300	23	28,048	280	55,200,963	1,260,324	141,822,317	(124,639,644)	(1,584,578)	1,049,045

Net loss	-	-	-	-	-	-	-	(3,891,794)	-	(93,230)
Net currency translation adjustment	-	-	-	-	-	-	-	-	632	-
Issuance of common stock, net of costs and underwriting fees	-	-	-	-	367,000	3,670	115,789	-	-	-
Contribution of capital from noncontrolling interest	-	-	-	-	-	-	-	-	-	1,956
Stock-based compensation	-	-	-	-	36,364	364	435,244	-	-	-
Balance: September 30, 2017	2,300	$23	28,048	$280	55,604,327	$1,264,358	$142,373,350	$(128,531,438)	$(1,583,946)	$957,771

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(3,985,024)	$(4,724,995)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	97,392	156,464
Stock-based compensation, net	435,608	272,653
Equity in (gain) loss of investee company	50,025	(23,655)
Provision for inventory reserve	54,928	140,690
Gain on sale of property and equipment	(70,000)	(8,432)
Interest accreted on note receivable	(3,024)	(3,024)
Impairment of long-lived assets	447,000	-
Changes in assets and liabilities
Accounts receivable	265,250	(264,078)
Inventories	84,523	(68,035)
Prepaids and other current assets	(165,413)	60,441
Costs and estimated earnings in excess of billings	(504,873)	-
Deferred PPA project costs	-	5,174,290
Deferred customer project costs	(9,000)	304,229
Project assets	21,961	516,017
Accounts payable	1,003,940	(119,542)
Billings in excess of costs and estimated earnings	(331,603)	-
Accrued expenses	(180,747)	579,447
Customer deposits	74,333	196,417
Accrued compensation and benefits	(77,952)	66,895
Deferred revenue	-	422,638
Other long-term liabilities	-	137,983
Net cash provided by (used in) operating activities	(2,792,676)	2,816,403
Cash flows from investing activities
Expenditures for property and equipment	-	(9,149)
Proceeds from sale of property and equipment	70,000	9,754
Payments from note receivable	6,000	-
Net cash provided by investing activities	76,000	605
Cash flows from financing activities
Repayments of long term debt	(84,348)	(82,236)
Proceeds from issuance of common stock	119,459	-
Contribution of capital from noncontrolling interest	1,956	-
Net cash provided by (used in) financing activities	37,067	(82,236)
Effect of exchange rate changes on cash and cash equivalents	626	(683)
Net increase (decrease) in cash and cash equivalents	(2,678,983)	2,734,089
Cash and cash equivalents - beginning of period	11,782,962	17,189,089

Cash and cash equivalents - end of period	$9,103,979	$19,923,178

Supplemental disclosures of cash flow information:
Cash paid for interest	$11,452	$10,520
Supplemental noncash information:
Right of use asset obtained in exchange for new operating lease	(19,467)	102,943

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

We recognize revenue from these PPA arrangements on a percentage of completion basis as we build out and commission the system. Any excess cash received from the system purchaser in excess of recognized revenue is recorded as billings in excess of costs and estimated earnings and carried as a liability on our condensed consolidated financial statements. Based on our experience to date, we expect to recognize all revenue from a particular PPA system typically within 12 months of the signing of the related PPA agreement.

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

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial data and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that might be expected for the year ending June 30, 2018.

The condensed consolidated balance sheet at June 30, 2017 has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by US GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission (“SEC”) on September 27, 2017.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. It is reasonably possible that the estimates we have made may change in the near future. Significant estimates underlying the accompanying condensed consolidated financial statements include those related to:

•	going concern assessment;
•	the timing of revenue recognition;
•	allocation of purchase price in a business combination;
•	the allowance for doubtful accounts;
•	provisions for excess and obsolete inventory;
•	the lives and recoverability of property, plant and equipment and other long-lived assets, including the testing for impairment;
•	testing of goodwill for impairment;
•	contract costs, losses and reserves;
•	warranty obligations;
•	income tax valuation allowances;
•	discount rates for finance and operating lease liabilities;
•	stock-based compensation; and
•	valuation of equity instruments and warrants.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, a note receivable, accounts payable, bank loans, notes payable, equipment financing, equity instruments and warrants. The carrying amounts of the Company’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, except for the bank loans, notes payable, equipment financing, equity instruments and warrants. The carrying amounts of the bank loans and notes payable approximate fair value due to the interest rate and terms approximating those available to us for similar obligations. The interest rate on the equipment financing obligation was imputed based on the requirements described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842-40-30-6. The fair value of the nonconvertible attribute and conversion option of the Series C convertible preferred stock (the “Series C Preferred Stock”) and related warrant was determined using the Option-Pricing Method (“OPM”) as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a “with” and “without” methodology to bifurcate the Series C Preferred Stock conversion feature. The OPM model treats the various equity securities as call options on the total equity value contingent upon each security’s strike price or participation rights. The Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value estimated based on the back-solve methodology to reconcile the closing common stock price as of the valuation date; (ii) a term in alignment with the terms of our supply agreement with SPI Energy Co., LTD.(“SPI”) (formerly known as Solar Power, Inc.); (iii) a risk free rate from the Federal Reserve Board’s H.15 release as of the transaction date; (iv) the volatility of the price of the Company’s publicly traded stock; and (v) the performance vesting requirements of the equity instruments that were expected to be met.

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

Accounts Receivable

Credit is extended based on an evaluation of a customer’s financial condition. Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. The Company writes off accounts receivable against the allowance when they become uncollectible. Accounts receivable are stated net of an allowance for doubtful accounts of $23,563 as of September 30, 2017 and $47,307 as of June 30, 2017. The composition of accounts receivable by aging category is as follows as of:

	September 30, 2017	June 30, 2017
Current	$118,573	$309,156
30-60 days	-	-
60-90 days	42,278	-
Over 90 days	43,805	160,750
Total	$204,656	$469,906

Inventories

Inventories are stated at the lower of cost or net realizable value, defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company provides inventory write-downs on excess and obsolete inventories based on historical usage. The write-down is measured as the difference between the cost of the inventory and net realizable value based upon assumptions about usage and charged to the provision for inventory, which is a component of cost of sales.

Note Receivable

The Company has a note receivable from an unrelated party. We regularly evaluate the financial condition of the borrower to determine if any reserve for an uncollectible amount should be established. To date, no such reserve is required.

Costs and Estimated Earnings in Excess of Billings/Billings in Excess of Costs and Estimated Earnings

Costs and estimated earnings in excess of billings represent amounts earned and reimbursable under contracts accounted for under the percentage of completion method. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Based on our historical experience, we generally consider the collection risk related to these amounts to be low. When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded. We anticipate that substantially all of such amounts will be billed and collected over the next twelve months.

Billings in excess of costs and estimated earnings represents amounts billed to customers in advance of being earned under contracts accounted for under the percentage of completion method. We anticipate that substantially all such amounts will be earned over the next twelve months.

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

The Company completed a review of the estimated useful lives of specific assets for the three months ended September 30, 2017 and determined that there were no changes in the estimated useful lives of assets.

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

On October 12, 2017, the Company accepted an offer to sell its corporate headquarters for $2,340,000, less commissions and other customary closing costs. The sale of the Company’s corporate headquarters is subject to customary closing contingencies, including the prospective purchaser’s financing and due diligence. As a result, we recorded an impairment charge of $447,000 on the building and land in our condensed consolidated statements of operation during the three months ended September 30, 2017.

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

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of September 30, 2017 and June 30, 2017.

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

The following is a summary of accrued warranty activity:

	Three months ended September 30,
	2017	2016
Beginning balance	$239,173	$27,207
Accruals for warranties during the period	852	5,915
Net settlements during the period	(34,610)	(157,330)
Adjustments relating to preexisting warranties	(8,724)	148,481
Ending balance	$196,691	$24,273

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

	Three months ended September 30,
	2017	2016
Beginning balance	$431,700	$-
Deferred revenue for new extended warranty contracts	-	422,638
Deferred revenue recognized	(938)	-
Ending balance	430,762	422,638
Less: current portion of deferred revenue for extended warranty contracts	8,124	-
Long-term deferred revenue for extended warranty contracts	$422,638	$422,638

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

For PPA projects with an identified buyer, the Company recognizes revenue for the sales of PPA projects using the percentage of completion method for recording revenues on long term contracts under FASB ASC Topic 605-35, “Construction-Type and Production-Type Contracts,” measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in product revenues and shipping costs in cost of sales. The Company reports its revenues net of estimated returns and allowances.

Revenues for the three months ended September 30, 2017 were comprised of three significant customers (90% of revenues) and revenues for the three months ended September 30, 2016 were comprised of one significant customer (93% of revenues).

The Company had four significant customers with an aggregate outstanding receivable balance of $168,823 (82% of accounts receivable, net) as of September 30, 2017. The Company had three significant customers with an aggregate outstanding receivable balance of $336,685 (72% of accounts receivable, net) as of June 30, 2017.

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

The Company recorded Engineering and development costs of $937,725 related to a Research and Development Agreement (the “R&D Agreement”) with Lotte Chemical Corporation (“Lotte”) for the three months ended September 30, 2016. Pursuant to the R&D Agreement, the Company agreed to develop and provide to Lotte a 500kWh zinc bromide flow battery system, including a zinc bromide chemical flow battery module and related software, on the terms and conditions set forth in the R&D Agreement. The Company does not expect to receive any additional cash payments under the R&D Agreement and Amended License Agreement with Lotte. As of September 30, 2017, and June 30, 2017, the Company had no billed or unbilled amounts from engineering and development contracts in process.

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

Stock-Based Compensation

The Company measures all “Share-Based Payments," including grants of stock options, restricted shares and restricted stock units (“RSUs”) in its condensed consolidated statements of operations based on their fair values on the grant date, which is consistent with FASB ASC Topic 718, “Stock Compensation,” guidelines.

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

The Company compensates its outside directors with RSUs and cash. The grant date fair value of the RSU awards is determined using the closing stock price of the Company’s common stock (the “Common Stock”) on the day prior to the date of the grant, with the compensation expense amortized over the vesting period of RSU awards, net of estimated forfeitures.

The Company only recognizes expense for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards. See further discussion of stock-based compensation in Note 9.

Advertising Expense

Advertising costs of $92,696 and $41,943 were incurred for the three months ended September 30, 2017 and September 30, 2016, respectively. These costs were charged to selling, general, and administrative expenses as incurred.

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” FASB ASC Topic 740 requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of September 30, 2017 and June 30, 2017.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s U.S. Federal income tax returns for the years ended June 30, 2014 through June 30, 2017 and the Company’s Wisconsin income tax returns for the years ended June 30, 2013 through June 30, 2017 are subject to examination by taxing authorities. On August 2, 2017, the United States Internal Revenue Service (“IRS”) notified the Company of an income tax audit for the tax period ended June 30, 2015. The Company cannot reasonably estimate the ultimate outcome of the IRS audit; however, it believes that it has followed applicable U.S. tax laws and will defend its income tax positions.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and costs and estimated earnings in excess of billings.

The Company maintains significant cash deposits primarily with one financial institution. The Company has not previously experienced any losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit rating of the institution as part of its banking strategy.

Concentrations of credit risk with respect to accounts receivable and costs and estimated earnings in excess of billings are limited due to accelerated payment terms in current customer contracts and creditworthiness of the current customer base.

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

In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09 – Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods and interim periods within those annual periods beginning on or after December 15, 2017. The Company is currently assessing the impact the adoption of ASU 2017-09 will have on its condensed consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-11 – Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update). ASU 2016-11 rescinds the certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities – Oil and Gas, effective upon the adoption of Topic 606. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (a) Revenue and Expense Recognition for Freight Services in Process, (b) Accounting for Shipping and Handling Fees and Costs, (c) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), (d) Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”). In addition, as a result of the amendments in Update 2014-16, the SEC staff is rescinding its SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” effective concurrently with ASU 2014-16. The Company is currently assessing the impact the adoption of ASU 2016-11 will have on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 – Compensation – Stock Compensation (Topic 780): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 modifies US GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current US GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 is effective for annual periods beginning after January 1, 2017, including interim periods. Early adoption is permitted. The Company was required to adopt this standard beginning July 1, 2017. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 – Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendment was issued to modify the process in which entities measure inventory. The amendment does not apply to inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. This amendment requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments are effective for fiscal years beginning after December 31, 2016, including interim periods within those fiscal years on a prospective basis with earlier application permitted as of the beginning of an interim or annual reporting period. The Company was required to adopt this standard beginning July 1, 2017. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15 – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). The update requires management to perform a going concern assessment if there is substantial doubt about an entity’s ability to continue as a going concern within one year of the financial statement issuance date. Under the new standard, the definition of substantial doubt incorporates a likeliness threshold of “probable” that is consistent with the current use of the term defined in US GAAP for loss contingencies (Topic 450 – Contingencies). Management will need to consider conditions that are known and reasonably knowable at the financial statement issuance date and determine whether the entity will be able to meet its obligations within the one-year period. Additional disclosures are required if it is probable that the entity will be unable to meet its current obligations. The amendments in this ASU will be effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company was required to adopt this standard beginning July 1, 2017. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606). The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when the entity satisfies a performance obligation. ASU 2014-09 also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. In addition, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (issued August 2015); ASU 2016-08 – Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (issued March 2016); ASU 2016-10 – Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing (issued April 2016); ASU 2016-12 – Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients (issued May 2016); ASU 2016-20 – Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (issued December 2016); and ASU 2017-13 - Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (issued September 2017), which deferred the effective date of ASU 2014-09 for all entities by one year and clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs, disclosure of performance obligations, and provided additional implementation guidance. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. As of September 30, 2017, and subject to the potential effects of any new related ASUs issued by the FASB, as well as the Company’s ongoing evaluation of transactions and contracts, the Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements. The Company anticipates adopting this guidance at the beginning of fiscal 2019 using the full retrospective approach.

NOTE 2 - MANAGEMENT'S PLANS AND FUTURE OPERATIONS

The accompanying condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $3,891,794 attributable to EnSync, Inc. for the three months ended September 30, 2017, and as of September 30, 2017 has an accumulated deficit of $128,531,438 and total equity of $14,480,398. The ability of the Company to settle its total liabilities of $4,290,889 and to continue as a going concern is dependent upon raising additional investment capital to fund our business plan, increasing revenues and achieving profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We believe that cash and cash equivalents on hand at September 30, 2017, and other potential sources of cash, including net cash we generate from closing on projects in our backlog, will be sufficient to fund our current operations through the first quarter of fiscal 2019. While we believe our pipeline of projects is deep, there can be no assurances that projects will close in a timely manner to meet our cash requirements. We are also working to improve operations and enhance cash balances by continuing to drive cost improvements, reducing our spend on research and development and selling our corporate headquarters. Also, we are currently exploring potential financing options that may be available to us, including strategic partnership transactions, PPA project financing facilities, and if necessary, additional sales of Common Stock under our current and future shelf registrations with the SEC. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to increase revenues and achieve profitability in a timely fashion or obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations, execute our growth plan, take advantage of future opportunities or respond to customers and competition.

NOTE 3 - CHINA JOINT VENTURE

On August 30, 2011, the Company entered into agreements providing for the establishment of a joint venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China (the “China Joint Venture”). The China Joint Venture was established upon receipt of certain governmental approvals from China which were received in November 2011. China Joint Venture partners include Holdco, AnHui XinLong Electrical Co., Wuhu Huarui Power Transmission and Transformation Engineering Co. and Wuhu Fuhai-Haoyan Venture Investment, L.P., a branch of Shenzhen Oriental Fortune Capital Co., Ltd.

The China Joint Venture operates through a jointly-owned Chinese company located in Wuhu City, Anhui Province named Anhui Meineng Store Energy Co., Ltd. (“Meineng Energy”). Meineng Energy assembles and manufactures the Company’s products for sale in the power management industry on an exclusive basis in mainland China and on a non-exclusive basis in Hong Kong and Taiwan. In addition, Meineng Energy manufactures certain products for EnSync pursuant to a supply agreement under which we pay Meineng Energy 120% of its direct costs incurred in manufacturing such products.

Pursuant to a Joint Venture Agreement between Holdco and Anhui Xinrui Investment Co., Ltd, a Chinese limited liability company, and subsequent investment agreements, Meineng Energy has been capitalized with approximately $14.8 million of equity capital as of September 30, 2017 and June 30, 2017.

The Company’s investment in Meineng Energy was made through Holdco. Pursuant to a Limited Liability Company Agreement of Holdco between ZBB Cayman Corporation and PowerSav New Energy Holdings Limited (“PowerSav”), the Company contributed technology to Holdco via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest. PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest. For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s consolidated financial statements as a noncontrolling interest. As of September 30, 2017 and June 30, 2017, the Company’s indirect investment in Meineng Energy, after accounting for the Company’s share of the earnings or losses, was $833,625 and $814,546, respectively. As of September 30, 2017 and June 30, 2017, Company’s indirect investment percentage in Meineng Energy equals approximately 30%.

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

Pursuant to a Management Services Agreement between Holdco and Meineng Energy (the “Management Services Agreement”), Holdco will provide certain management services to Meineng Energy in exchange for a management services fee equal to five percent of Meineng Energy’s net sales for the five year period beginning on the first day of the first quarter in which the Meineng Energy achieves operational breakeven results, and three percent of Meineng Energy’s net sales for the subsequent three years, provided the payment of such fees will terminate upon Meineng Energy completing an initial public offering on a nationally recognized securities exchange. To date, no management service fee revenues have been recognized by Holdco under the Management Services Agreement.

Pursuant to a License Agreement (as amended on July 1, 2014) between Holdco and Meineng Energy, Holdco granted to Meineng Energy (1) an exclusive royalty-free license to manufacture and distribute the Company’s ZBB EnerStore, zinc bromide flow battery, version three (V3) (50KW) (and any other zinc bromide flow battery product developed internally by us based on the V3 EnerStore, ranging from 50kWh to 500kWh module design) and ZBB EnerSection, power and energy control center (up to 250KW) (the “Products”) in mainland China in the power supply management industry and (2) a non-exclusive royalty-free license to manufacture and distribute the Products in Hong Kong and Taiwan in the power supply management industry.

Pursuant to a Research and Development Agreement with Meineng Energy, Meineng Energy may request the Company to provide research and development services upon commercially reasonable terms and conditions. Meineng Energy would pay the Company’s fully-loaded costs and expenses incurred in providing such services.

Activity with Meineng Energy is summarized as follows:

	Three months ended September 30,
	2017	2016
Product sales to Meineng Energy	$13,008	$59,147
Cost of product sales to Meineng Energy	11,211	63,897
Product purchases from Meineng Energy	12,900	710,580

The total amount due to Meineng Energy is as follows:

	September 30, 2017	June 30, 2017
Net amount due to Meineng Energy	$(3,452)	$(12,299)

The operating results for Meineng Energy are summarized as follows:

	Three months ended September 30,
	2017	2016
Revenues	$4,646	$779,155
Gross profit (loss)	(1,086)	103,421
Loss from operations	(373,926)	(202,887)
Net loss	(346,905)	(187,473)

NOTE 4 - BUSINESS COMBINATIONS

DCfusion

On February 28, 2017, EnSync formed and became the controlling owner of DCfusion, partnering with two industry veteran consultants (the “DCfusion Founders”) who are highly regarded leaders in direct current (“DC”) system engineering design and consulting. Each DCfusion Founder became an employee of DCfusion upon the closing of the DCfusion transaction on February 28, 2017. The transaction was accounted for as a business combination under US GAAP. The primary reason for the business acquisition was to benefit from the DCfusion Founders’ decades of customer applied DC system design and consulting experience, which complements EnSync Energy's application engineering.  DCfusion also brings a unique and substantial pipeline of potential projects in vertical markets that rely on the consultative expertise of the DCfusion Founders, and the authoritative voice of policies, programs and standards shaping the DC-centric technical and market landscape.

No cash was required to complete the transaction.  The Company incurred approximately $31,700 of advisory and legal costs in connection with the business acquisition of DCfusion during the third quarter of fiscal year 2017. DCfusion operates as a subsidiary of EnSync, Inc.

NOTE 5 - INVENTORIES

Net inventories are comprised of the following as of:

	September 30, 2017	June 30, 2017
Raw materials and subassemblies	$2,338,027	$2,477,418
Work in progress	4,535	4,595
Total	$2,342,562	$2,482,013

NOTE 6 - NOTE RECEIVABLE

On September 23, 2014, the Company was issued a $150,000 convertible promissory note, as amended, from an unrelated party. The note accrues interest at 8% per annum on the outstanding principal amount. On January 27, 2017, the Company negotiated new repayment terms with the unrelated party and extended the maturity date to the earlier of (a) the date on which the borrower has secured a total of $500,000 or more in additional financing from any source or (b) December 31, 2022. If at the maturity date the note and accrued interest has not been paid in full, the Company may convert the principal and interest outstanding into shares of the unrelated party’s convertible preferred stock at the then-current valuation.

NOTE 7 - PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment are comprised of the following:

	September 30, 2017	June 30, 2017
Land	$179,713	$217,000
Building and improvements	3,122,662	3,532,375
Manufacturing equipment	3,188,277	4,255,385
Office equipment	454,562	454,562
Total, at cost	6,945,214	8,459,322
Less: accumulated depreciation	(4,043,110)	(5,013,069)
Property, plant and equipment, net	$2,902,104	$3,446,253

The Company recorded depreciation expense of $97,392 and $156,464 for the three months ended September 30, 2017 and September 30, 2016, respectively.

See Impairment of Long-Lived Assets under Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impairment charge related to the proposed sale of the Company’s corporate headquarters.

NOTE 8 - LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

	September 30, 2017	June 30, 2017

Note payable to Wisconsin Economic Development Corporation payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized.	$188,089	$257,959

Bank loan payable in fixed monthly installments of $6,800 of principal and interest at a rate of 0.25% below prime, as defined, subject to a floor of 5% with any remaining principal and interest due at maturity on June 1, 2018; collateralized by the building and land.	453,819	468,297

Equipment finance obligation under sale-leaseback, interest payable in quarterly installments ranging between $1,510 and $2,555 at an imputed interest rate of approximately 2.44% over 20 years ending March 31, 2036.	331,827	331,827

Long-term debt	973,735	1,058,083
Less: current maturities of long-term debt	(641,908)	(726,256)
Long-term debt, net of current maturities	$331,827	$331,827

Maximum aggregate annual principal payments as of September 30, 2017 are as follows:

2018	$641,908
2019	-
2020	-
2021	-
2022	-
Thereafter	331,827
$973,735

NOTE 9 - EMPLOYEE AND DIRECTOR EQUITY INCENTIVE PLANS

The Company previously adopted the 2002 Stock Option Plan (“2002 Plan”) in which a stock option committee could grant up to 1,000,000 shares to key employees or non-employee members of the board of directors. The options vest in accordance with specific terms and conditions contained in an employment agreement. If vesting terms and conditions are not defined in an employment agreement, then the options vest as determined by the stock option committee. If the vesting period is not defined in an employment agreement or by the stock option committee, then the options immediately vest in full upon death, disability, or termination of employment. Vested options expire upon the earlier of either the five-year anniversary of the vesting date or termination of employment. No shares are available to be issued for future awards under the 2002 Plan.

The Company also previously adopted the 2007 Equity Incentive Plan (“2007 Plan”) that authorized the board of directors or a committee to grant up to 300,000 shares to employees and directors of the Company. Unless defined in an employment agreement or otherwise determined, the options vest ratably over a three-year period. Options expire 10 years after the date of grant. No shares are available to be issued for future awards under the 2007 Plan.

In November 2010, the Company adopted the 2010 Omnibus Long-Term Incentive Plan (“2010 Omnibus Plan”) which authorizes a committee of the board of directors to grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, other stock-based awards and cash awards. The 2010 Omnibus Plan, as amended, authorizes up to 11,950,000 shares plus shares of Common Stock underlying any outstanding stock option of other awards granted by any predecessor employee stock plan of the Company that is forfeited, terminated, or cancelled without issuance of shares, to employees, officers, non-employee members of the board of directors, consultants and advisors. Unless otherwise determined, options vest ratably over a three-year period and expire 8 years after the date of grant. At the annual meeting of shareholders held on November 14, 2016, the Company’s shareholders approved an amendment of the 2010 Omnibus Plan which increased the number of shares of the Company’s Common Stock available for issuance pursuant to awards under the 2010 Omnibus Plan by 4,000,000 to 11,950,000.

In November 2012, the Company adopted the 2012 Non-Employee Director Equity Compensation Plan, as amended (“2012 Director Equity Plan”), under which the Company may issue up to 4,400,000 restricted stock unit awards and other equity awards to our non-employee directors pursuant to the Company’s director compensation policy. At the annual meeting of shareholders held on November 14, 2016, the Company’s shareholders approved an amendment of the 2012 Director Equity Plan which increased the number of shares of the Company’s Common Stock available for issuance pursuant to awards under the 2012 Director Equity Plan by 1,200,000 to 4,400,000.

As of September 30, 2017, there were a total of 1,366,493 shares available to be issued for future awards under the 2010 Omnibus Plan and 1,729,170 shares available to be issued for future awards under the 2012 Director Equity Plan.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended September 30, 2017 and September 30, 2016 using the Black-Scholes option-pricing model:

	Three months ended September 30,
	2017	2016
Expected life of option (years)	4	4
Risk-free interest rate	1.66 - 1.69%	0.93 - 1.07%
Assumed volatility	113.62 - 113.75%	104.69 - 108.34%
Expected dividend rate	0.00%	0.00%
Expected forfeiture rate	6.15 - 6.72%	7.42 - 7.88%

Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant. Compensation expense is recognized over the requisite service and performance periods.

The Company’s results of operations include compensation expense for stock options and RSUs granted under its various equity incentive plans. The amount recognized in the condensed consolidated financial statements related to stock-based compensation was $435,608 and $272,653, based on the amortized grant date fair value of options and RSUs, during the three months ended September 30, 2017 and September 30, 2016, respectively.

Information with respect to stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at June 30, 2016	6,111,360	$0.88	6.96
Options granted	2,654,100	0.59
Options exercised	(124,252)	0.56
Options forfeited	(391,910)	2.55
Balance at June 30, 2017	8,249,298	0.71	6.50
Options granted	27,000	0.46
Options forfeited	(226,333)	1.91
Balance at September 30, 2017	8,049,965	0.68	6.27

The following table summarizes information relating to the stock options outstanding as of September 30, 2017:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.28 to $1.00	7,235,065	6.48	$0.52	2,766,466	6.03	$0.54
$1.01 to $2.50	662,150	5.02	1.48	510,150	4.71	1.61
$2.51 to $5.00	82,200	1.71	3.98	82,200	1.71	3.98
$5.01 to $6.95	70,550	1.50	5.90	70,550	1.50	5.90
Balance at September 30, 2017	8,049,965	6.27	0.68	3,429,366	5.64	0.89

During the three months ended September 30, 2017, options to purchase 27,000 shares were granted to employees exercisable at $0.39 to $0.48 per share based on various service-based vesting terms from July 2017 through September 2020 and exercisable at various dates through September 2025. During the three months ended September 30, 2016, options to purchase 182,500 shares were granted to employees exercisable at $0.35 to $0.88 per share based on service-based and performance-based vesting terms from July 2016 through September 2019 and exercisable at various dates through September 2024.

The aggregate intrinsic value of outstanding options totaled $481,010 and was based on the Company’s adjusted closing stock price of $0.52 as of September 30, 2017.

Information with respect to unvested employee stock option activity is as follows:

	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at June 30, 2016	4,852,367	$0.54	7.42
Options granted	2,654,100	0.59
Options vested	(2,110,085)	0.57
Options forfeited	(199,284)	0.80
Balance at June 30, 2017	5,197,098	0.54	6.93
Options granted	27,000	0.46
Options vested	(422,166)	0.74
Options forfeited	(181,333)	0.66
Balance at September 30, 2017	4,620,599	0.52	6.74

Total fair value of options granted for the three months ended September 30, 2017 and September 30, 2016 was $9,319 and $112,368, respectively. At September 30, 2017, there was $764,181 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.4 years.

The Company compensates its directors with RSUs and cash. On November 14, 2016, 581,816 RSUs were granted to the Company’s directors in partial payment of director’s fees through November 2017 under the 2012 Director Equity Plan. As of September 30, 2017, 563,635 of the RSUs from the November 14, 2016 grant had vested and 18,181 had forfeited.

On November 17, 2015, 864,000 RSUs were granted to the Company's directors in partial payment of director's fees through November 2016 under the 2012 Director Equity Plan. As of September 30, 2016, all of the RSUs from the November 17, 2015 grant had vested.

On November 14, 2016, the Company’s CEO was awarded 750,000 RSUs under the 2010 Omnibus Plan that will vest over three years, beginning on November 14, 2017. Additionally, an executive of the Company was awarded 340,000 RSUs under the 2010 Omnibus Plan that will vest in August of 2019.

On November 17, 2015, the Company’s CEO was awarded 1,500,000 RSUs under the 2010 Omnibus Plan. 750,000 of these RSUs vest over three years, beginning on November 17, 2016. As of September 30, 2017, 250,000 of the 750,000 that vest over three years beginning on November 17, 2016 from the November 17, 2015 grant had vested. The remaining 750,000 of these RSUs vest upon the satisfaction of certain performance targets that must be met on or before December 31, 2017.

As of September 30, 2017, there were 2,340,000 of unvested RSUs and $1,263,289 in unrecognized compensation cost. Generally, shares of Common Stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

Information with respect to RSU activity is as follows:

	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at June 30, 2016	4,029,244	$1.03
RSUs granted	1,671,816	1.15
Shares issued	(144,728)	0.75
Balance at June 30, 2017	5,556,332	1.07
RSUs granted	-	-
RSUs forfeited	(18,181)	0.99
Shares issued	(36,364)	0.99
Balance at September 30, 2017	5,501,787	1.07

NOTE 10 - WARRANTS

On August 7, 2017, 220,000 warrants were issued in connection with a professional services agreement. The warrants are exercisable at $0.40 per share and vest upon the satisfaction of certain performance targets that must be met on or before March 31, 2018. The warrants expire in March 2021.

On June 22, 2017, 357,500 warrants were issued in connection with the Underwriting Agreement entered into with Roth Capital Partners, LLC as part of underwriting compensation which provided for the sale of $2.5 million of Common Stock on June 22, 2017. The warrants are exercisable at $0.42 per share and expire in June 2022.

On February 28, 2016, 45,000 warrants were issued as partial payment for services. The warrants are exercisable at $0.37 per share and expire in February 2019. In October 2016, 45,000 warrants were exercised via a cashless exercise resulting in the issuance of 29,162 shares of Common Stock of the Company.

On June 19, 2012, 579,061 warrants were issued in connection with the Underwriting Agreement entered into with MDB Capital Group, LLC as part of underwriting compensation which provided for the sale of $12 million of Common Stock on June 19, 2012. The warrants were exercisable at $2.375 per share and the remaining unexercised warrants of 306,902 expired in June 2017.

On May 1, 2012, 511,604 warrants were issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $2,465,000 of Zero Coupon Convertible Subordinated Notes on May 1, 2012. The warrants were exercisable at $2.65 per share and expired in May 2017.

On September 26, 2013, 3,157,894 warrants were issued in connection with Securities Purchase Agreements entered into with certain investors providing for the sale of a total of $3.0 million of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) on September 26, 2013. The warrants were exercisable at $0.95 per share and the remaining unexercised warrants of 1,710,525 expired in September 2016.

On September 26, 2013, 81,579 warrants were issued as placement agent’s compensation in connection with the sale of $3.0 million of Series B Preferred Stock on September 26, 2013. The warrants were exercisable at $0.95 per share and expired in September 2016.

Information with respect to warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at June 30, 2016	2,655,610	$1.43
Warrants granted	357,500	0.42
Warrants exercised	(45,000)	0.37
Warrants expired	(2,610,610)	1.45
Balance at June 30, 2017	357,500	0.42
Warrants granted	220,000	0.40
Balance at September 30, 2017	577,500	0.41

NOTE 11 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three months ended September 30, 2017 and September 30, 2016, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	September 30, 2017	September 30, 2016
Stock options and restricted stock units	13,551,752	10,088,754
Stock warrants	577,500	863,506
Series B preferred shares	3,594,065	3,256,046
Total	17,723,317	14,208,306

NOTE 12 - EQUITY

Series B Convertible Preferred Stock

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Preferred Stock. Certain Directors of the Company purchased 500 shares. 700 shares of the Series B Preferred Stock have been converted into 822,867 shares of Common Stock of the Company. Shares of Series B Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%. The net proceeds to the Company were $2,909,873, after deducting offering expenses. At September 30, 2017, 2,300 shares of Series B Preferred Stock remain outstanding and were convertible into 3,594,065 shares of Common Stock of the Company at a conversion price equal to $0.95. Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon. At September 30, 2017, the liquidation preference of the Preferred Stock was $5,714,363. In connection with the purchase of the Series B Preferred Stock, investors received warrants to purchase a total of 3,157,895 shares of Common Stock at an exercise price of $0.95. These warrants expired on September 27, 2016.

Series C Convertible Preferred Stock

On July 13, 2015, we entered into a Securities Purchase Agreement with SPI in connection with entering into a global strategic partnership, which includes a Securities Purchase Agreement, a Supply Agreement and a Governance Agreement. Pursuant to the Securities Purchase Agreement, we sold SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of Common Stock based on a purchase price per share of $0.6678 and (ii) 28,048 shares Series C Preferred Stock based on a price of $0.6678 per common equivalent. The Series C Preferred Stock were potentially convertible, subject to the completion of projects under our Supply Agreement with SPI, into a total of up to 42,000,600 shares of Common Stock. Pursuant to the Securities Purchase Agreement, the Company also issued to SPI a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the “Warrant”), at a per share exercise price of $0.7346. The Warrant would have become exercisable only once SPI purchased and paid for 40 megawatts of projects, as defined in the Supply Agreement.

At closing of the SPI transaction on July 13, 2015, the Company recognized the fair value of $6.8 million for the Common Stock (determined by reference to the closing price of the Company’s Common Stock on the NYSE American) as an increase to equity. The Company also recognized as equity the fair value of $13.3 million for the Series C Preferred Stock ignoring the contingent convertibility on the closing date. This price was determined using the OPM model and a “with” and “without” methodology to bifurcate the Series C Preferred Stock conversion feature. The OPM model treats the various equity securities as call options on the total equity value contingent upon each securities strike price or participation rights. The cash received by the Company in excess of the fair value of the Common Stock and the nonconvertible attribute of the Series C Preferred Stock of $13,290,000 was recorded as deferred revenue. This amount was allocated to the Supply Agreement under which the Company expected to perform in the future and would be recognized as revenue as sales occurred under the Supply Agreement.

Pursuant to the Supply Agreement, the Company agreed to sell and SPI agreed to purchase products and services offered by the Company from time to time, including energy management system solutions for solar projects. Under the Supply Agreement, SPI agreed to purchase energy storage systems with a total combined power output of 40 megawatts over a four-year period, as provided for in the Supply Agreement.

SPI never made any purchases under the Supply Agreement. Due to SPI’s failure to meet its purchase obligations, on May 4, 2017 the Company terminated the Supply Agreement. As a result of the termination of the Supply Agreement, it is no longer possible for SPI to satisfy the conditions that would have enabled it to convert the Series C Preferred Stock or exercise the Warrant, and for the Company to recognize revenue as sales occurred under the Supply Agreement. Applying guidance from ASC 405-20, liabilities should be derecognized only when the obligor is legally released from the obligation, which occurred for the Company upon the exercise of the termination rights. Since the Supply Agreement termination was not standard operating revenues of the Company, the derecognition of the deferred revenue liability resulted in a gain and was recorded as other income in the fourth quarter of fiscal year 2017.

The Series C Preferred Stock are non-voting, are perpetual, are not eligible for dividends, and are not redeemable. Upon any liquidation, dissolution, or winding up of the Company (a “Liquidation”) or a Fundamental Transaction (as defined in the Certificate of Designation for the Series C Preferred Stock), holders of the Series C Preferred Stock are entitled to receive out of the assets of the Company an amount equal to the higher of (1) the Stated Value, which was $28,048,000 as of September 30, 2017 and (2) the amount payable to the holder if it had converted the shares into Common Stock immediately prior to the Liquidation or Fundamental Transaction, for each share of the Series C Preferred Stock after any distribution or payment to the holders of the Series B Preferred Stock and before any distribution or payment shall be made to the holders of the Company’s existing Common Stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed shall be ratably distributed in accordance with respective amount that would be payable on such shares if all amounts payable thereon were paid in full, which was $8,766,036 as of September 30, 2017. While the Series C Preferred Stock is outstanding, the Company may not pay dividends on its Common Stock and may not redeem more than $100,000 in Common Stock per year.

In connection with the closing of the SPI transaction and pursuant to the Securities Purchase Agreement, the Company entered into the Governance Agreement.  Under the Governance Agreement, for so long as SPI holds at least 10,000 Series C Preferred Stock or 25 million shares of Common Stock or Common Stock equivalents (the “Requisite Shares”), SPI has certain rights regarding the Company’s Board of Directors and other select governance rights.

The Governance Agreement provides that for so long as SPI holds the Requisite Shares, the Company will not take any of the following actions without the affirmative vote of SPI: (a) change the conduct by the Company’s business; (b) change the number or manner of appointment of the directors on the board; (c) cause the dissolution, liquidation or winding-up of the Company or the commencement of a voluntary proceeding seeking reorganization or other similar relief; (d) other than in the ordinary course of conducting the Company’s business, cause the incurrence, issuance, assumption, guarantee or refinancing of any debt if the aggregate amount of such debt and all other outstanding debt of the Company exceeds $10 million; (e) cause the acquisition, repurchase or redemption by the Company of any securities junior to the Series C Preferred Stock; (f) cause the acquisition of an interest in any entity or the acquisition of a substantial portion of the assets or business of any entity or any division or line of business thereof or any other acquisition of material assets, in any such case where the consideration paid exceeds $2 million, or cause the Company to engage in other Fundamental Transactions (as defined in the Certificate of Designation of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock); (g) cause the entering into by the Company of any agreement, arrangement or transaction with an affiliate that calls for aggregate payments (other than payment of salary, bonus or reimbursement of reasonable expenses) in excess of $120,000; (h) cause the commitment to capital expenditures in excess of $7 million during any fiscal year; (i) cause the selection or replacement of the auditors of the Company; (j) enter into of any partnership, consortium, joint venture or other similar enterprise involving the payment, contribution, or assignment by the Company or to the Company of money or assets greater than $5 million; (k) amend or otherwise change its Articles of Incorporation or By-Laws or equivalent organizational documents of the Company or any subsidiary in any manner that materially and adversely affects any rights of SPI; (l) amend or otherwise change the Articles of Incorporation or By-Laws or equivalent organizational documents of any Subsidiary in any manner; (m) grant, issue or sell any equity securities (with certain limited exceptions); (n) declare, set aside, make or pay any dividend or other distribution, payable in cash, stock, property or otherwise, with respect to any of its capital stock; provided, however, that the dividends called for by Section 3(b) of the Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series B Convertible Preferred Stock shall nonetheless continue to accrue and accumulate on each share of the Company’s Series B Preferred Stock; (o) reclassify, combine, split or subdivide, directly or indirectly, any of its capital stock; (p) permit any item of material intellectual property to lapse or to be abandoned, dedicated, or disclaimed, fail to perform or make any applicable filings, recordings or other similar actions or filings, or fail to pay all required fees and taxes required or advisable to maintain and protect its interest in such intellectual property; or (q) enter into any contract, arrangement, understanding or other similar agreement with respect to any of the foregoing. Additionally, the Governance Agreement provides a preemptive right to SPI in the case of certain issuances of equity securities.

On August 30, 2016, SPI entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious the 8,000,000 outstanding shares of Common Stock and 11,353 outstanding shares of Series C Preferred Stock for a total purchase price of $17.0 million (which is equal to the price SPI paid for such securities). The Share Purchase Agreement provides that if the purchased shares of Series C Preferred Stock are not converted into shares of Common Stock within six months following the closing date, Melodious will have the right to require SPI to repurchase such shares for a price equal to approximately 102% of the price paid by Melodious for such shares (plus 10% interest accrued from the closing date). Following the sale of such securities, SPI continues to hold the Requisite Shares, and the Governance Agreement remains in effect. In April 2017, Melodious requested SPI repurchase the 11,353 shares of Series C Preferred Stock for a total purchase price of $11.6 million. The transaction was completed on July 26, 2017.

Common Stock

June 22, 2017 Underwritten Public Offering

On June 22, 2017, the Company completed an underwritten public offering of its Common Stock at a price to the public of $0.35 per share. The Company sold a total of 7,150,000 shares of its Common Stock in the offering for net proceeds of $2,095,840, after deducting the underwriting discount and expenses. The Company granted the underwriter an option to purchase up to 1,072,500 additional shares of Common Stock to cover over-allotments, if any. In July 2017, the Company sold an additional 367,000 shares of its Common Stock under the over-allotment option for net proceeds of $119,459, after deducting the underwriting discount and expenses.

NOTE 13 - COMMITMENTS

Leasing Activities

Operating Leases

Operating lease expense recognized during the three months ended September 30, 2017 and September 30, 2016 was $21,264 and $14,524, respectively. Operating lease expense is included in operating expenses in the condensed consolidated statements of operations. As of September 30, 2017 and June 30, 2017, the carrying value of the right of use asset was $130,747 and $150,214, respectively, and is separately stated on the condensed consolidated balance sheets. The related short-term and long-term liabilities as of September 30, 2017 were $60,475 and $70,272 and as of June 30, 2017 were $65,004 and $85,210, respectively. The short-term and long-term liabilities are included in “Accrued expenses” and “Other long-term liabilities,” respectively, in the condensed consolidated balance sheets.

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases are summarized below:

	September 30, 2017	June 30, 2017
Weighted-average remaining lease term (in years) Operating leases	2.20	2.37
Weighted-average discount rate Operating leases	5.0%	5.0%

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheet as of September 30, 2017:

2018	$48,769
2019	64,297
2020	24,955
2021	-
2022	-
Thereafter	-
Total undiscounted lease payments	138,021
Present value adjustment	(7,274)
Net operating lease liabilities	$130,747

Short-term Leases

The Company leases facilities in Honolulu, Hawaii, Milwaukee, Wisconsin and Shanghai, China from unrelated parties under lease terms that will expire over the next twelve months. Monthly rent for the twelve-month rental periods is between $400 and $2,010 per month. Rent expense of $8,922 and $23,761 was recognized during the three months ended September 30, 2017 and September 30, 2016. Short-term rent expense is included in operating expenses in the condensed consolidated statement of operations.

NOTE 14 - RETIREMENT PLANS

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, the EnSync, Inc. 401(k) Savings Plan. Employees may elect to contribute up to the IRS annual contribution limit. The Company matches employees’ contributions up to 4% of eligible compensation and Company contributions are limited in any year to the amount allowable by government tax authorities. Eligible employees are 100% immediately vested. Total employer contributions recognized in the condensed consolidated statements of operations under this plan were $51,753 and $48,818 for the three months ended September 30, 2017 and September 30, 2016, respectively.

NOTE 15 - INCOME TAXES

The Company had no current or deferred provision (benefit) for income taxes for the three months ended September 30, 2017 or September 30, 2016. The income tax provision for the three months ended September 30, 2017 and September 30, 2016 was determined by applying an estimated annual effective tax rate of 0.0% to the loss before income taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits, and the continuing assessment of a valuation allowance against all of the deferred income tax assets that will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of September 30, 2017 and June 30, 2017.

NOTE 16 - RELATED PARTY TRANSACTIONS

On September 7, 2016, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) with Theodore Peck, the CEO of the Company’s 85% owned subsidiary, Holu. Pursuant to the MIPA, the Company will sell to Theodore Peck all of the issued and outstanding membership interests of a PPA entity for $592,000, subject to the terms of a Promissory Note, a Security Agreement and a Pledge Agreement. The transaction is considered to be executed upon terms that are in the normal course of operations. Revenues for the total contract of $592,000 and expenses of $573,353 was recognized in the Company’s condensed consolidated statement of operations for third quarter of fiscal 2017.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial position and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “goal,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding our ability to monetize our PPA assets, statements regarding the sufficiency of our capital resources, expected operating losses, expected revenues, expected expenses and our expectations concerning our business strategy. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our historical and anticipated future operation losses and our ability to continue as a going concern; our ability to raise the necessary capital to fund our operations and the risk of dilution to shareholders from capital raising transactions; our ability to remain listed on the NYSE American; the effects of a sale or transfer of a large number of shares of our common stock; the competiveness of the industry in which we compete; our ability to successfully commercialize new products, including our MatrixTM Energy Management, DER FlexTM, DER SupermoduleTM System and AgileTM Hybrid Storage Systems; our ability to lower our costs and increase our margins; the failure of our products to perform as planned; our ability to improve the performance of our products; our ability to build quality and reliable products and market perception of our products; our ability to grow rapidly while successfully managing our growth; our ability to maintain our current and establish new strategic partnerships; our dependence on sole source and limited source suppliers; our limited experience manufacturing our products on a large-scale basis; our product, customer and geographic concentration, and lack of revenue diversification; the ability of SPI to influence key decision making; the potential of Melodious to acquire complete control; the effect laws and regulations of the Chinese government may have on our China Joint Venture; our ability to enforce our agreements in Asia; our ability to retain our managerial personnel and to attract additional personnel; our ability to manage our international operations; the length and variability of our sales cycle; our increased emphasis on larger and more complex system solutions; our lack of experience in the PPA business; our reliance of third-party suppliers and contractors when developing and constructing systems for our PPA business; our dependence on governmental mandates and the availability of rebates, tax credits and other economic incentives related to alternative energy resources and the regulatory treatment of third-party owned solar energy systems; our ability to protect our intellectual property and the risk we may infringe on the intellectual property of others; the cost of protecting our intellectual property; future acquisitions could disrupt our business and dilute our stockholders; and the other risks and uncertainties discussed in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

OVERVIEW

EnSync is an energy innovation company whose technologies and capabilities are designed to deliver the least expensive, highest value and most reliable electricity. EnSync Energy’s modular technologies and services synchronize power sources to meet dynamic and evolving energy environments, enable real-time prioritization of DERs and provide grid stability and economic optimization. EnSync Energy offers integrated solutions from concept through design, project finance, commissioning, and operating and maintenance, serving the C&I and multi-tenant building, utility and off-grid markets.

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

We recognize revenue from these PPA arrangements on a percentage of completion basis as we build out and commission the system. Any excess cash received from the system purchaser in excess of recognized revenue is recorded as billings in excess of costs and estimated earnings and carried as a liability on our condensed consolidated financial statements. Based on our experience to date, we expect to recognize all revenue from a particular PPA system typically within 12 months of the signing of the related PPA agreement.

We may also enter into a service agreement with the owner of a PPA system pursuant to which we provide ongoing administrative, operating and maintenance services. These agreements usually have a term which matches the PPA term. We recognize revenue from a service agreement ratably over the life of the related agreement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the Company’s critical accounting policies and estimates since the September 27, 2017 filing of its Annual Report on Form 10-K for the fiscal year ending June 30, 2017.

As discussed in our annual report, the preparation of our financial statements conforms to US GAAP, which requires management, in applying our accounting policies, to make estimates and assumptions that have an important impact on our reported amounts of assets, liabilities, revenue, expenses and related disclosures at the date of our financial statements.

On an on-going basis, management evaluates its estimates and bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates.

The most significant accounting estimates inherent in the preparation of the Company's financial statements include revenue recognition, estimates as to the realizability of our inventory assets, impairment of long lived assets, goodwill assessment, warranty obligations, stock-based compensation and going concern assessment.

Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for further detail of our significant accounting estimates inherent in the preparation of our financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

RESULTS OF OPERATIONS

Three months ended September 30, 2017 compared with the three months ended September 30, 2016

Revenue

Our revenues for the three months ended September 30, 2017 decreased $5,294,513, or 69.2%, to $2,362,048 compared to the three months ended September 30, 2016. The decrease in our revenues was attributable to our sales of PPA systems to AEP Onsite Partners under the completed contract method in the prior year, offset by revenues on PPA systems sold under the percentage of completion method in the three months ended September 30, 2017. On July 27, 2016, we sold PPA systems to AEP Onsite Site Partners for proceeds of $7,526,500. During the three months ended September 30, 2016, the Company recognized $7,103,862 of revenues from the sale of the PPA systems and $422,638 was deferred and will be recognized over the warranty term.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2017 decreased $6,049,084, or 48.7%, to $6,362,920 compared to the three months ended September 30, 2016. This decrease in total costs and expenses was primarily due to the following factors:

•	$5,699,233 decrease in costs of product sales principally due to the cost of product sales associated with lower sales of PPA systems, offset by improved margins on current year PPA projects;

•	$937,725 decrease in costs of engineering and development due to timing of costs incurred under the Lotte R&D Agreement in the prior year with no similar projects in the current year; and

•	$56,965 decrease in depreciation and amortization expense as a result of aging fixed assets that have reached the end of their useful life.

These decreases were offset by a $447,000 impairment charge on the building and land related to the proposed sale of our corporate headquarters.

Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2017 decreased by $14,600, or 48%, to income of $15,848, as compared to income of $30,448 for the three months ended September 30, 2016. The decrease in other income (expense) was attributable to an equity in loss of investee company related to our China Joint Venture of $50,025 in the three months ended September 30, 2017, as compared to an equity in gain of investee company of $23,655 in the three months ended September 30, 2016; offset by a $61,568 increase in gain on sale of property plant and equipment in the three months ended September 30, 2017, as compared to the three months ended September 30, 2016.

Net Loss

Our net loss for the three months ended September 30, 2017 decreased by $750,928, or 16.2%, to $3,891,794 from the $4,642,722 net loss for the three months ended September 30, 2016. This decrease in net loss was primarily due to improved PPA project margins and the decrease in costs of engineering and development related to the Lotte R&D Agreement from the three months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts. Total capital stock and paid in capital as of September 30, 2017 was $143,638,011 compared with $143,082,944 as of June 30, 2017. We had an accumulated deficit of $128,531,438 as of September 30, 2017 compared to $124,639,644 as of June 30, 2017. At September 30, 2017 we had net working capital of $9,730,172 compared to $12,967,353 as of June 30, 2017. Our shareholders’ equity as of September 30, 2017 and June 30, 2017, exclusive of noncontrolling interests, was $13,522,627 and $16,858,722, respectively.

On June 22, 2017, the Company completed an underwritten public offering of its Common Stock at a price to the public of $0.35 per share. The Company sold a total of 7,517,000 shares of its Common Stock, including over-allotments, in the offering for net proceeds of $2,215,299, after deducting the underwriting discount and expenses.

At September 30, 2017, our principal sources of liquidity were our cash and cash equivalents, which totaled $9,103,979, and accounts receivable of $204,656.

We believe that cash and cash equivalents on hand at September 30, 2017, and other potential sources of cash, including net cash we generate from closing on projects in our backlog, will be sufficient to fund our current operations through the first quarter of fiscal 2019. While we believe our pipeline of projects is deep, there can be no assurances that projects will close in a timely manner to meet our cash requirements. We are also working to improve operations and enhance cash balances by continuing to drive cost improvements, reducing our spend on research and development and selling our corporate headquarters. Also, we are currently exploring potential financing options that may be available to us, including strategic partnership transactions, PPA project financing facilities, and if necessary, additional sales of common stock under our current and future shelf registrations with the SEC. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to increase revenues and achieve profitability in a timely fashion, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations, execute our growth plan, take advantage of future opportunities or respond to customers and competition.

Cash Flows

Cash decreased $2,678,983 in the three months ended September 30, 2017, ending the period at $9,103,979. Cash increased $2,734,089 in the three months ended September 30, 2016, ending the period at $19,923,178.  The increase in the usage of cash in the three months ended September 30, 2017, as compared to the prior year, is primarily due to the following:

Operating Activities

Our operating activities used cash of $2,792,676 for the three months ended September 30, 2017, as compared to cash generated $2,816,043 in the three months ended September 30, 2016. The increase in the cash used in the three months ended September 30, 2017 is attributable to the conversion of deferred PPA project costs into cash related to the PPA systems sold to AEP Onsite Partners in the prior year; offset by the timing of engineering, procurement and construction vendor payments in the three months ended September 30, 2017.

Investing Activities

Our investing activities provided cash of $76,000 for the three months ended September 30, 2017, as compared to cash provided of $605 in the three months ended September 30, 2016. The increase is attributable to increased sales of property plant and equipment in the three months ended September 30, 2017 as compared to the prior year.

Financing Activities

Our financing activities provided cash of $37,607 for the three months ended September 30, 2017, as compared to cash used of $82,236 in the three months ended September 30, 2016. The increase is attributable to the sale in July 2017 of an additional 367,000 shares of our Common Stock under the over-allotment option for net proceeds of $119,459, after deducting the underwriting discount and expenses.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the PEO and PFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including the PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our PEO and PFAO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of September 30, 2017. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company to conform with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements of fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2017, pursuant to a certain professional services agreement, we issued to the subject service provider as consideration for services to be rendered to us under the agreement warrants to purchase a total of 220,000 shares of our Common Stock at an exercise price of $0.40 per share and expire in March 2021.

These warrants and the shares of Common Stock issuable upon exercise of the warrants were issued upon exemption from the registration requirements of the Securities Act of 1933 provided for by Section 4(a)(2) thereof for transactions not involving a public offering. Use of this exemption is based on the following facts:

•	Neither we nor any person acting on our behalf solicited any offer to buy or sell securities by any form of general solicitation or advertising.

•	At the time of the issuance, the service provider was an accredited investor, as defined in Rule 501(a) of the Securities Act.

•	The service providers had access to information regarding the Company and were knowledgeable about us and our business affairs.

The warrants were issued with a restrictive legend stating that the warrants and the underlying shares of Common Stock may only be disposed of pursuant to an effective registration or exemption from registration in compliance with federal and state securities laws.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

On October 12, 2017, the Company executed an offer to sell the building and land of the Company’s corporate headquarters for approximately $2.3 million. The sale also contemplates that the Company may enter into a leaseback transaction of the headquarters for a period of approximately 60 days while the Company secures leased space replacing the Company’s current headquarters. The proposed sale of the Company’s corporate headquarters is subject to a number of contingencies, including satisfactory completion of the prospective purchaser’s financing and due diligence review.

Item 6. EXHIBITS

The exhibits required to be filed as a part of this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned on November 9, 2017, thereunto duly authorized.

ENSYNC, INC.

By:	/s/ Bradley L. Hansen
Name:	Bradley L. Hansen
Title:	Chief Executive Officer and President and Director
(Principal Executive Officer)

By:	/s/ Frederick P. Vaske
Name:	Frederick P. Vaske
Title:	Chief Administrative Officer
(Principal Financial Officer)

By:	/s/ William J. Dallapiazza
Name:	William J. Dallapiazza
Title:	Interim Vice President of Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference to

3.1	Articles of Incorporation of EnSync, Inc., as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

3.2	Articles of Amendment to Articles of Incorporation of EnSync, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2016

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 14, 2015

3.5	Amended and Restated By-laws of EnSync, Inc. (as of November 4, 2009)	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

4.2	Form of Underwriter Warrant	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 10, 2012

4.3	Form of Underwriter’s Warrant	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 23, 2017

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

* Indicates a management contract or any compensatory plan, contract or arrangement.

