Form 10-Q
period 2017-12-31
EnSync, Inc.
filed 2018-02-13
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

Commission File Number: 001-33540

EnSync, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	39-1987014
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

N88 W13901 Main Street, Suite 200 Menomonee Falls, Wisconsin	53051
(Address of principal executive offices)	(Zip Code)

(262) 253-9800
(Registrant’s telephone number, including area code)

N93 W14475 Whittaker Way

Menomonee Falls, Wisconsin, 53051

(Former name, former address and former fiscal year, if changed since last report)

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

As of February 13, 2018, the Company had 56,061,961 shares of its Common Stock, par value $0.01 per share, issued and outstanding.

ENSYNC, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EnSync, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	December 31, 2017	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$5,871,135	$11,782,962
Accounts receivable, net	416,830	469,906
Inventories, net	1,566,273	2,482,013
Costs and estimated earnings in excess of billings	2,299,876	87,318
Prepaid expenses and other current assets	849,338	630,998
Total current assets	11,003,452	15,453,197
Long-term assets:
Property, plant and equipment, net	2,830,849	3,446,253
Investment in investee company	1,809,265	1,947,728
Goodwill	809,363	809,363
Right of use assets-operating leases	1,170,793	150,214
Other assets	93,862	7,502
Total assets	$17,717,584	$21,814,257

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$556,950	$726,256
Accounts payable	1,884,332	487,185
Billings in excess of costs and estimated earnings	50,888	456,950
Accrued expenses	1,341,678	1,231,714
Total current liabilities	3,833,848	2,902,105
Long-term liabilities:
Long-term debt, net of current maturities	331,827	331,827
Deferred revenue	422,638	422,638
Other long-term liabilities	1,156,124	249,920
Total liabilities	5,744,437	3,906,490

Commitments and contingencies

Equity
Series B redeemable convertible preferred stock ($0.01 par value, $1,000 face value), 3,000 shares authorized and issued, 2,300 shares outstanding, preference in liquidation of $5,799,722 and $5,631,086 as of December 31, 2017 and June 30, 2017, respectively	23	23
Series C convertible preferred stock ($0.01 par value, $1,000 face value), 28,048 shares authorized, issued, and outstanding, preference in liquidation of $6,173,422 and $12,276,682 as of December 31, 2017 and June 30, 2017, respectively	280	280
Common stock ($0.01 par value), 300,000,000 authorized, 56,061,961 and 55,200,963 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	1,268,934	1,260,324
Additional paid-in capital	142,473,190	141,822,317
Accumulated deficit	(131,067,121)	(124,639,644)
Accumulated other comprehensive loss	(1,584,169)	(1,584,578)
Total EnSync, Inc. equity	11,091,137	16,858,722
Noncontrolling interest	882,010	1,049,045
Total equity	11,973,147	17,907,767
Total liabilities and equity	$17,717,584	$21,814,257

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016

Revenues	$4,846,707	$1,736,569	$7,208,755	$9,393,130

Costs and expenses
Cost of product sales	3,672,506	1,731,558	5,739,416	9,497,701
Cost of engineering and development	-	-	-	937,725
Advanced engineering and development	1,178,584	1,077,140	2,285,928	2,078,468
Selling, general and administrative	2,435,077	3,035,704	5,079,351	5,588,155
Depreciation and amortization	86,018	201,712	183,410	356,069
Impairment of long-lived assets	-	-	447,000	-
Total costs and expenses	7,372,185	6,046,114	13,735,105	18,458,118

Loss from operations	(2,525,478)	(4,309,545)	(6,526,350)	(9,064,988)

Other income (expense)
Equity in loss of investee company	(88,438)	(25,387)	(138,463)	(1,732)
Interest income	6,862	11,269	13,995	22,627
Interest expense	(10,917)	(13,107)	(22,175)	(26,104)
Other income	6,527	-	76,525	8,432
Total other income (expense)	(85,966)	(27,225)	(70,118)	3,223

Loss before benefit for income taxes	(2,611,444)	(4,336,770)	(6,596,468)	(9,061,765)

Benefit for income taxes	-	-	-	-
Net loss	(2,611,444)	(4,336,770)	(6,596,468)	(9,061,765)
Net loss attributable to noncontrolling interest	75,761	60,065	168,991	142,338
Net loss attributable to EnSync, Inc.	(2,535,683)	(4,276,705)	(6,427,477)	(8,919,427)
Preferred stock dividend	(85,359)	(77,331)	(168,636)	(152,776)
Net loss attributable to common shareholders	$(2,621,042)	$(4,354,036)	$(6,596,113)	$(9,072,203)

Net loss per share
Basic and diluted	$(0.05)	$(0.09)	$(0.12)	$(0.19)

Weighted average shares - basic and diluted	55,854,270	47,849,343	55,702,381	47,801,474

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
Net loss	$(2,611,444)	$(4,336,770)	$(6,596,468)	$(9,061,765)
Foreign exchange translation adjustments	(223)	(1,517)	409	(750)
Comprehensive loss	(2,611,667)	(4,338,287)	(6,596,059)	(9,062,515)
Net loss attributable to noncontrolling interest	75,761	60,065	168,991	142,338
Comprehensive loss attributable to EnSync, Inc.	$(2,535,906)	$(4,278,222)	$(6,427,068)	$(8,920,177)

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

									Accumulated Other
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Interest
Balance: July 1, 2016	2,300	$23	28,048	$280	47,752,821	$1,185,843	$137,585,233	$(120,550,108)	$(1,585,583)	$1,401,372

Net loss	-	-	-	-	-	-	-	(4,089,536)	-	(352,327)
Net currency translation adjustment	-	-	-	-	-	-	-	-	1,005	-
Issuance of common stock, net of costs and underwriting fees	-	-	-	-	7,150,000	71,500	2,024,340	-	-	-
Stock-based compensation	-	-	-	-	144,728	1,447	2,144,318	-	-	-
Exercise of stock options	-	-	-	-	124,252	1,242	68,718	-	-	-
Exercise of warrants	-	-	-	-	29,162	292	(292)	-	-	-
Balance: June 30, 2017	2,300	23	28,048	280	55,200,963	1,260,324	141,822,317	(124,639,644)	(1,584,578)	1,049,045

Net loss	-	-	-	-	-	-	-	(6,427,477)	-	(168,991)
Net currency translation adjustment	-	-	-	-	-	-	-	-	409	-
Issuance of common stock, net of costs and underwriting fees	-	-	-	-	367,000	3,670	93,004	-	-	-
Contribution of capital from noncontrolling interest	-	-	-	-	-	-	-	-	-	1,956
Stock-based compensation	-	-	-	-	493,998	4,940	557,869	-	-	-
Balance: December 31, 2017	2,300	$23	28,048	$280	56,061,961	$1,268,934	$142,473,190	$(131,067,121)	$(1,584,169)	$882,010

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	$(6,596,468)	$(9,061,765)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property, plant and equipment	180,080	290,132
Amortization of customer intangible assets	3,330	68,044
Stock-based compensation, net	601,472	1,055,105
Equity in loss of investee company	138,463	1,732
Provision for inventory reserve	57,988	181,197
Gain on sale of property and equipment	(76,521)	(8,432)
Interest accreted on note receivable	(6,049)	(6,049)
Impairment of long-lived assets	447,000	-
Changes in assets and liabilities
Accounts receivable	53,076	(203,639)
Inventories	857,752	(150,332)
Costs and estimated earnings in excess of billings	(2,212,558)	-
Prepaids and other current assets	(227,821)	1,785,328
Deferred PPA project costs	-	5,690,307
Other assets	(86,360)	-
Accounts payable	1,397,147	112
Billings in excess of costs and estimated earnings	(406,062)	-
Accrued expenses	(4,897)	271,467
Deferred revenue	-	422,638
Other long-term liabilities	-	137,983
Net cash provided by (used in) operating activities	(5,880,428)	473,828
Cash flows from investing activities
Expenditures for property and equipment	(16,169)	(9,149)
Proceeds from sale of property and equipment	81,500	9,754
Payments from note receivable	12,000	-
Net cash provided by investing activities	77,331	605
Cash flows from financing activities
Repayments of long term debt	(169,306)	(165,083)
Proceeds from issuance of common stock	96,674	-
Proceeds from the exercise of stock options	-	68,400
Payments of tax withholding related to stock-based compensation	(38,663)	-
Contribution of capital from noncontrolling interest	1,956	-
Net cash used in financing activities	(109,339)	(96,683)
Effect of exchange rate changes on cash and cash equivalents	609	(568)
Net increase (decrease) in cash and cash equivalents	(5,911,827)	377,182
Cash and cash equivalents - beginning of period	11,782,962	17,189,089

Cash and cash equivalents - end of period	$5,871,135	$17,566,271

Supplemental disclosures of cash flow information:
Cash paid for interest	$22,543	$26,332
Supplemental noncash information:
Right of use asset obtained in exchange for new operating lease	1,020,579	102,943

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

Power Purchase Agreements

In addition to customer-direct systems sales, we are addressing our target markets as a developer and a financial packager through the use of power purchase agreements (“PPAs”). Navigant Research forecasts the annual market for solar plus energy storage distributed energy systems to grow to nearly $50 billion by 2026, with a 2017 to 2026 compound annual growth rate of more than 40 percent. Under this PPA structure, we agree to develop and supply a system that uses our and other companies’ products and the offtaker agrees to purchase electricity from the completed system at a fixed rate for typically a 20-year period. Through these arrangements, the offtaker receives the benefit of a low and fixed price for electricity without incurring the capital expenditures required to develop and build the system.

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

The condensed consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries ZBB Energy Pty Ltd. (formerly known as ZBB Technologies, Ltd.), DCfusion, LLC (“DCfusion”), various PPA project subsidiaries, its eighty-five percent owned subsidiary Holu Energy LLC (“Holu”), and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited (“Holdco”) located in Hong Kong, which was formed in connection with the Company’s investment in a China joint venture.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial data and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three and six months ended December 31, 2017 are not necessarily indicative of the results that might be expected for the year ending June 30, 2018.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, a note receivable, accounts payable, bank loans, notes payable, equipment financing, equity instruments and warrants. The carrying amounts of the Company’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, except for the bank loans, notes payable, equipment financing, equity instruments and warrants. The carrying amounts of the bank loans and notes payable approximate fair value due to the interest rate and terms approximating those available to us for similar obligations. The interest rate on the equipment financing obligation was imputed based on the requirements described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842-40-30-6. The fair value of the nonconvertible attribute and conversion option of the Series C convertible preferred stock (the “Series C Preferred Stock”) and related warrant was determined using the Option-Pricing Method (“OPM”) as described in the AICPA Accounting and Valuation Guide entitled Valuation of Privately-Held-Company Equity Securities Issued as Compensation and a “with” and “without” methodology to bifurcate the Series C Preferred Stock conversion feature. The OPM model treats the various equity securities as call options on the total equity value contingent upon each security’s strike price or participation rights. The Black-Scholes inputs utilized for the OPM model were: (i) an aggregate equity value estimated based on the back-solve methodology to reconcile the closing common stock price as of the valuation date; (ii) a term in alignment with the terms of our supply agreement with SPI Energy Co., LTD. (“SPI”) (formerly known as Solar Power, Inc.); (iii) a risk free rate from the Federal Reserve Board’s H.15 release as of the transaction date; (iv) the volatility of the price of the Company’s publicly traded stock; and (v) the performance vesting requirements of the equity instruments that were expected to be met.

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

Accounts Receivable

Credit is extended based on an evaluation of a customer’s financial condition. Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. The Company writes off accounts receivable against the allowance when they become uncollectible. The Company had no allowance for doubtful accounts as of December 31, 2017. Accounts receivable are stated net of an allowance for doubtful accounts of $47,307 as of June 30, 2017. The composition of accounts receivable by aging category is as follows as of:

	December 31, 2017	June 30, 2017
Current	$396,909	$309,156
30-60 days	1,450	-
60-90 days	9,343	-
Over 90 days	9,128	160,750
Total	$416,830	$469,906

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

Other Current Assets

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

The Company completed a review of the estimated useful lives of specific assets for the six months ended December 31, 2017 and determined that there were no changes in the estimated useful lives of assets.

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

On October 12, 2017, the Company accepted an offer to sell its corporate headquarters for $2,340,000, less commissions and other customary closing costs. As a result, we recorded an impairment charge of $447,000 on the building and land in our condensed consolidated statements of operation during the three months ended September 30, 2017. The sale of the Company’s corporate headquarters closed in the third quarter of fiscal 2018 pursuant to which we received net proceeds of $2,187,317.

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

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of December 31, 2017 and June 30, 2017.

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

The following is a summary of accrued warranty activity:

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
Beginning balance	$196,691	$24,273	$239,173	$27,207
Accruals for warranties during the period	9,340	21,224	10,192	27,139
Net settlements during the period	(30,130)	(13,350)	(64,740)	(170,680)
Adjustments relating to preexisting warranties	5,724	6,007	(3,000)	154,488
Ending balance	$181,625	$38,154	$181,625	$38,154

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

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
Beginning balance	$430,762	$422,638	$431,700	$-
Deferred revenue for new extended warranty contracts	-	-	-	422,638
Deferred revenue recognized	(937)	-	(1,875)	-
Ending balance	429,825	422,638	429,825	422,638
Less: current portion of deferred revenue for extended warranty contracts	7,187	-	7,187	-
Long-term deferred revenue for extended warranty contracts	$422,638	$422,638	$422,638	$422,638

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

Revenues for the three and six months ended December 31, 2017 were comprised of five significant customers (92% of revenues) and four significant customers (83% of revenues), respectively. Revenues for the three and six months ended December 31, 2016 were both comprised of three significant customers (95.6% and 89.9% of revenues, respectively).

The Company had three significant customers with an aggregate outstanding receivable balance of $370,571 (89% of accounts receivable, net) as of December 31, 2017. The Company had three significant customers with an aggregate outstanding receivable balance of $336,685 (72% of accounts receivable, net) as of June 30, 2017.

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

The Company recorded Engineering and development costs for a total of $0 and $937,725 related to a Research and Development Agreement (the “R&D Agreement”) with Lotte Chemical Corporation (“Lotte”) for the three and six months ended December 31, 2016. Pursuant to the R&D Agreement, the Company agreed to develop and provide to Lotte a 500kWh zinc bromide flow battery system, including a zinc bromide chemical flow battery module and related software, on the terms and conditions set forth in the R&D Agreement. The Company does not expect to receive any additional cash payments under the R&D Agreement and Amended License Agreement with Lotte. As of December 31, 2017, and June 30, 2017, the Company had no billed or unbilled amounts from engineering and development contracts in process.

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

The Company only recognizes expense for those options or shares that are expected ultimately to vest, using two attribution methods to record expense, the straight-line method for grants with only service-based vesting or the graded-vesting method, which considers each performance period, for all other awards. See further discussion of stock-based compensation in Note 10.

Advertising Expense

Advertising costs were charged to selling, general, and administrative expenses as incurred. Advertising costs of $28,925 and $121,621 were incurred for the three and six months ended December 31, 2017, respectively. Advertising costs of $13,663 and $55,606 were incurred for the three and six months ended December 31, 2016, respectively.

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” FASB ASC Topic 740 requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of December 31, 2017 and June 30, 2017.

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

In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09 – Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017, including interim periods within those annual periods. The Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in ASU 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.

In May 2016, the FASB issued ASU 2016-11 – Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update). ASU 2016-11 rescinds the certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities – Oil and Gas, effective upon the adoption of Topic 606. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (a) Revenue and Expense Recognition for Freight Services in Process, (b) Accounting for Shipping and Handling Fees and Costs, (c) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), (d) Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”). In addition, as a result of the amendments in Update 2014-16, the SEC staff is rescinding its SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” effective concurrently with ASU 2014-16. The effective dates in ASU 2016-11 coincide with the effective dates of Topic 606 (ASU 2014-09) and ASU 2014-16. The Company previously reviewed ASU 2014-16 and determined that it is not applicable. As of December 31, 2017, and subject to the potential effects of any new related ASUs issued by the FASB, as well as the Company’s ongoing evaluation of transactions and contracts, the Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 – Compensation – Stock Compensation (Topic 780): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 modifies US GAAP by requiring the following, among others: (1) all excess tax benefits and tax deficiencies are to be recognized as income tax expense or benefit on the income statement (excess tax benefits are recognized regardless of whether the benefit reduces taxes payable in the current period); (2) excess tax benefits are to be classified along with other income tax cash flows as an operating activity in the statement of cash flows; (3) in the area of forfeitures, an entity can still follow the current US GAAP practice of making an entity-wide accounting policy election to estimate the number of awards that are expected to vest or may instead account for forfeitures when they occur; and (4) classification as a financing activity in the statement of cash flows of cash paid by an employer to the taxing authorities when directly withholding shares for tax withholding purposes. ASU 2016-09 is effective for annual periods beginning after January 1, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company was required to adopt this standard beginning July 1, 2017. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 – Inventory (Topic 330): Simplifying the Measurement of Inventory. The amendment was issued to modify the process in which entities measure inventory. The amendment does not apply to inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. This amendment requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments are effective for fiscal years beginning after December 31, 2016, including interim periods within those annual periods on a prospective basis with earlier application permitted as of the beginning of an interim or annual reporting period. The Company was required to adopt this standard beginning July 1, 2017. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606). The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when the entity satisfies a performance obligation. ASU 2014-09 also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. In addition, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (issued August 2015); ASU 2016-08 – Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (issued March 2016); ASU 2016-10 – Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing (issued April 2016); ASU 2016-12 – Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients (issued May 2016); ASU 2016-20 – Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (issued December 2016); and ASU 2017-13 - Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (issued September 2017), which deferred the effective date of ASU 2014-09 for all entities by one year and clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs, disclosure of performance obligations, and provided additional implementation guidance. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has begun the assessment of this guidance through review of customer contracts and identification of any performance obligations. Based on our preliminary results as of December 31, 2017, and subject to the potential effects of any new related ASUs issued by the FASB, as well as the Company’s ongoing evaluation of transactions and contracts, the Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements. The Company anticipates adopting this guidance at the beginning of fiscal 2019 using the full retrospective approach.

NOTE 2 - MANAGEMENT'S PLANS AND FUTURE OPERATIONS

The accompanying condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $2,535,683 and $6,427,477 attributable to EnSync, Inc. for the three and six months ended December 31, 2017, respectively, and as of December 31, 2017 has an accumulated deficit of $131,067,121 and total equity of $11,973,147. The ability of the Company to settle its total liabilities of $5,744,437 and to continue as a going concern is dependent upon raising additional investment capital to fund our business plan, increasing revenues and achieving profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We believe that cash and cash equivalents on hand at December 31, 2017, and other potential sources of cash, including net cash we generate from closing on projects in our backlog and the sale of our corporate headquarters in the third quarter of fiscal 2018, will be sufficient to fund our current operations through the third quarter of fiscal 2019. While we believe our pipeline of projects is deep, there can be no assurances that projects will close in a timely manner to meet our cash requirements. We are also working to improve operations and enhance cash balances by continuing to drive cost improvements and reducing our spend on research and development. Also, we are currently exploring potential financing options that may be available to us, including strategic partnership transactions, PPA project financing facilities, and if necessary, additional sales of Common Stock under our current and future shelf registrations with the SEC. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to increase revenues and achieve profitability in a timely fashion or obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations, execute our growth plan, take advantage of future opportunities or respond to customers and competition.

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

Pursuant to a Joint Venture Agreement between Holdco and Anhui Xinrui Investment Co., Ltd, a Chinese limited liability company, and subsequent investment agreements, Meineng Energy has been capitalized with approximately $14.8 million of equity capital as of December 31, 2017 and June 30, 2017.

The Company’s investment in Meineng Energy was made through Holdco. Pursuant to a Limited Liability Company Agreement of Holdco between ZBB Cayman Corporation and PowerSav New Energy Holdings Limited (“PowerSav”), the Company contributed technology to Holdco via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest. PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest. For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s consolidated financial statements as a noncontrolling interest. As of December 31, 2017 and June 30, 2017, the Company’s indirect investment in Meineng Energy, after accounting for the Company’s share of the earnings or losses, was $830,069 and $814,546, respectively. As of December 31, 2017 and June 30, 2017, Company’s indirect investment percentage in Meineng Energy equals approximately 30%.

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

Activity with Meineng Energy is summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
Product sales to Meineng Energy	$10,293	$9,447	$23,301	$68,594
Cost of product sales to Meineng Energy	8,000	10,242	19,211	72,056
Product purchases from Meineng Energy	185,701	41,609	198,601	752,190

The total amount due to Meineng Energy is as follows:

	Decemebr 31, 2017	June 30, 2017
Net amount payable (due) to Meineng Energy	$11,003	$(12,299)

The operating results for Meineng Energy are summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
Revenues	$462,186	$359,676	$466,832	$1,138,831
Gross profit (loss)	(60,494)	5,431	(61,580)	108,852
Loss from operations	(438,601)	(301,164)	(812,527)	(504,051)
Net loss	(426,114)	(291,537)	(773,019)	(479,010)

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

No cash was required to complete the transaction.  The Company incurred approximately $31,700 of advisory and legal costs in connection with the business acquisition of DCfusion during the third quarter of fiscal 2017. DCfusion operates as a subsidiary of EnSync, Inc.

NOTE 5 - INVENTORIES

Net inventories are comprised of the following as of:

	December 31, 2017	June 30, 2017
Raw materials and subassemblies	$1,566,273	$2,477,418
Work in progress	-	4,595
Total	$1,566,273	$2,482,013

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

NOTE 7 - PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment are comprised of the following:

	December 31, 2017	June 30, 2017
Land	$179,713	$217,000
Building and improvements	3,122,662	3,532,375
Manufacturing equipment	3,169,597	4,255,385
Office equipment	454,562	454,562
Total, at cost	6,926,534	8,459,322
Less: accumulated depreciation	(4,095,685)	(5,013,069)
Property, plant and equipment, net	$2,830,849	$3,446,253

The Company recorded depreciation expense of $82,688 and $180,080 for the three and six months ended December 31, 2017, respectively. The Company recorded depreciation expense of $133,668 and $290,132 for the three and six months ended December 31, 2016, respectively.

See Impairment of Long-Lived Assets under Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impairment charge related to the sale of the Company’s corporate headquarters.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are comprised of the following as of:

	December 31, 2017	June 30, 2017
Accrued compensation and benefits	$535,546	$403,140
Accrued warranty	181,625	239,173
Right of use liability	179,865	65,004
Other	444,642	524,397
Total	$1,341,678	$1,231,714

NOTE 9 - LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

	December 31, 2017	June 30, 2017

Note payable to Wisconsin Econcomic Development Corporation payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized.	$117,856	$257,959

Bank loan payable in fixed monthly installments of $6,800 of principal and interest at a rate of 0.25% below prime, as defined, subject to a floor of 5% with any remaining principal and interest due at maturity on June 1, 2018; collateralized by the building and land.	439,094	468,297

Equipment finance obligation under sale-leaseback, interest payable in quarterly installments ranging between $1,510 and $2,555 at an imputed interest rate of approximately 2.44% over 20 years ending March 31, 2036.	331,827	331,827
Long-term debt	888,777	1,058,083
Less: current maturities of long-term debt	(556,950)	(726,256)
Long-term debt, net of current maturities	$331,827	$331,827

Maximum aggregate annual principal payments as of December 31, 2017 are as follows:

2018	$556,950
2019	-
2020	-
2021	-
2022	-
Thereafter	331,827
$888,777

In connection with the closing of the sale of the Company’s corporate headquarters in the third quarter of fiscal 2018, the Company’s current outstanding mortgage balance of $434,184 plus accrued interest was paid in full. Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for further detail related to the sale of the Company’s headquarters.

NOTE 10 - EMPLOYEE AND DIRECTOR EQUITY INCENTIVE PLANS

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

In November 2010, the Company adopted the 2010 Omnibus Long-Term Incentive Plan (“2010 Omnibus Plan”) which authorizes a committee of the board of directors to grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, other stock-based awards and cash awards. The 2010 Omnibus Plan, as amended, authorizes up to 13,950,000 shares plus shares of Common Stock underlying any outstanding stock option of other awards granted by any predecessor employee stock plan of the Company that is forfeited, terminated, or cancelled without issuance of shares, to employees, officers, non-employee members of the board of directors, consultants and advisors. Unless otherwise determined, options vest ratably over a three-year period and expire 8 years after the date of grant. At the annual meeting of shareholders held on December 19, 2017, the Company’s shareholders approved an amendment of the 2010 Omnibus Plan which increased the number of shares of the Company’s Common Stock available for issuance pursuant to awards under the 2010 Omnibus Plan by 2,000,000 to 13,950,000.

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

As of December 31, 2017, there were a total of 1,403,860 shares available to be issued for future awards under the 2010 Omnibus Plan and 566,095 shares available to be issued for future awards under the 2012 Director Equity Plan.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the six months ended December 31, 2017 and December 31, 2016 using the Black-Scholes option-pricing model:

	Six months ended December 31,
	2017	2016
Expected life of option (years)	4	4
Risk-free interest rate	1.59 - 2.09%	0.93 - 1.14%
Assumed volatility	108.66 - 113.98%	104.69 - 108.35%
Expected dividend rate	0.00%	0.00%
Expected forfeiture rate	6.15 - 7.46%	7.42 - 9.18%

Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant. Compensation expense is recognized over the requisite service and performance periods.

During the three and six months ended December 31, 2017 and December 31, 2016, the Company’s results of operations include compensation expense for stock options and RSUs granted under its various equity incentive plans. The amount recognized in the condensed consolidated financial statements related to stock-based compensation was $165,864 and $601,472, based on the amortized grant date fair value of options and RSUs, during the three and six months ended December 31, 2017, respectively. The amount recognized in the condensed consolidated financial statements related to stock-based compensation was $782,452 and $1,055,105 based on the amortized grant date fair value of options and RSUs, during the three and six months ended December 31, 2016, respectively.

Information with respect to stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at June 30, 2016	6,111,360	$0.88	6.96
Options granted	2,654,100	0.59
Options exercised	(124,252)	0.56
Options forfeited	(391,910)	2.55
Balance at June 30, 2017	8,249,298	0.71	6.50
Options granted	933,500	0.41
Options forfeited	(516,150)	1.43
Balance at December 31, 2017	8,666,648	0.64	6.25

The following table summarizes information relating to the stock options outstanding as of December 31, 2017:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.28 to $1.00	7,892,198	6.45	$0.50	2,648,962	5.84	$0.53
$1.01 to $2.50	645,000	4.81	1.47	493,000	4.51	1.61
$2.51 to $5.00	60,200	1.39	3.87	60,200	1.39	3.87
$5.01 to $6.95	69,250	1.27	5.91	69,250	1.27	5.91
Balance at December 31, 2017	8,666,648	6.25	0.64	3,271,412	5.46	0.86

During the six months ended December 31, 2017, options to purchase 933,500 shares were granted to employees exercisable at $0.34 to $0.51 per share based on various service-based vesting terms from July 2017 through December 2020 and exercisable at various dates through December 2025. During the six months ended December 31, 2016, options to purchase 1,022,500 were granted to employees exercisable at $0.35 to $1.02 per share based on service-based and performance-based vesting terms from July 2016 through December 2019 and exercisable at various dates through December 2024.

The aggregate intrinsic value of outstanding options totaled $102,842 and was based on the Company’s adjusted closing stock price of $0.40 as of December 31, 2017.

Information with respect to unvested employee stock option activity is as follows:

	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at June 30, 2016	4,852,367	$0.54	7.42
Options granted	2,654,100	0.59
Options vested	(2,110,085)	0.57
Options forfeited	(199,284)	0.80
Balance at June 30, 2017	5,197,098	0.54	6.93
Options granted	933,500	0.41
Options vested	(434,329)	0.73
Options forfeited	(301,033)	0.62
Balance at December 31, 2017	5,395,236	0.50	6.73

Total fair value of options granted for the six months ended December 31, 2017 and December 31, 2016 was $282,559 and $420,680, respectively. At December 31, 2017, there was $799,896 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.5 years.

The Company compensates its directors with RSUs and cash. On November 14, 2017, 1,163,075 RSUs were granted to the Company’s directors in partial payment of director’s fees through November 2018 under the 2012 Director Equity Plan. As of December 31, 2017, 290,770 of the RSUs from the November 14, 2017 grant had vested.

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

As of December 31, 2017, there were 4,142,305 of unvested RSUs and $2,071,276 in unrecognized compensation cost. Generally, shares of Common Stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

Information with respect to RSU activity is as follows:

	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at June 30, 2016	4,029,244	$1.03
RSUs granted	1,671,816	1.15
Shares issued	(144,728)	0.75
Balance at June 30, 2017	5,556,332	1.07
RSUs granted	3,343,075	0.43
RSUs forfeited	(852,231)	0.87
Shares issued	(493,998)	1.20
Balance at December 31, 2017	7,553,178	0.80

NOTE 11 - WARRANTS

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

Information with respect to warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at June 30, 2016	2,655,610	$1.43
Warrants granted	357,500	0.42
Warrants exercised	(45,000)	0.37
Warrants expired	(2,610,610)	1.45
Balance at June 30, 2017	357,500	0.42
Warrants granted	220,000	0.40
Balance at December 31, 2017	577,500	0.41

NOTE 12 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and six months ended December 31, 2017 and December 30, 2016, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	December 31, 2017	December 31, 2016
Stock options and restricted stock units	16,219,826	12,383,113
Stock warrants	577,500	818,506
Series B preferred shares	3,683,918	3,337,448
Total	20,481,244	16,539,067

NOTE 13 - EQUITY

Series B Convertible Preferred Stock

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Preferred Stock. Certain Directors of the Company purchased 500 shares. 700 shares of the Series B Preferred Stock have been converted into 822,867 shares of Common Stock of the Company. Shares of Series B Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%. The net proceeds to the Company were $2,909,873, after deducting offering expenses. At December 31, 2017, 2,300 shares of Series B Preferred Stock remain outstanding and were convertible into 3,683,918 shares of Common Stock of the Company at a conversion price equal to $0.95. Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon. At December 31, 2017, the liquidation preference of the Preferred Stock was $5,799,722. In connection with the purchase of the Series B Preferred Stock, investors received warrants to purchase a total of 3,157,895 shares of Common Stock at an exercise price of $0.95. These warrants expired on September 27, 2016.

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

SPI never made any purchases under the Supply Agreement. Due to SPI’s failure to meet its purchase obligations, on May 4, 2017 the Company terminated the Supply Agreement. As a result of the termination of the Supply Agreement, it is no longer possible for SPI to satisfy the conditions that would have enabled it to convert the Series C Preferred Stock or exercise the Warrant, and for the Company to recognize revenue as sales occurred under the Supply Agreement. Applying guidance from ASC 405-20, liabilities should be derecognized only when the obligor is legally released from the obligation, which occurred for the Company upon the exercise of the termination rights. Since the Supply Agreement termination was not standard operating revenues of the Company, the derecognition of the deferred revenue liability of $13,290,000 resulted in a gain and was recorded as other income in the fourth quarter of fiscal 2017.

The Series C Preferred Stock are non-voting, are perpetual, are not eligible for dividends, and are not redeemable. Upon any liquidation, dissolution, or winding up of the Company (a “Liquidation”) or a Fundamental Transaction (as defined in the Certificate of Designation for the Series C Preferred Stock), holders of the Series C Preferred Stock are entitled to receive out of the assets of the Company an amount equal to the higher of (1) the Stated Value, which was $28,048,000 as of December 31, 2017 and (2) the amount payable to the holder if it had converted the shares into Common Stock immediately prior to the Liquidation or Fundamental Transaction, for each share of the Series C Preferred Stock after any distribution or payment to the holders of the Series B Preferred Stock and before any distribution or payment shall be made to the holders of the Company’s existing Common Stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed shall be ratably distributed in accordance with respective amount that would be payable on such shares if all amounts payable thereon were paid in full, which was $6,173,422 as of December 31, 2017. While the Series C Preferred Stock is outstanding, the Company may not pay dividends on its Common Stock and may not redeem more than $100,000 in Common Stock per year.

In connection with the closing of the SPI transaction and pursuant to the Securities Purchase Agreement, the Company entered into the Governance Agreement.  Under the Governance Agreement, for so long as SPI holds at least 10,000 Series C Preferred Stock or 25 million shares of Common Stock or Common Stock equivalents (the “Requisite Shares”), SPI has certain governance rights.

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

On August 30, 2016, SPI entered into a Share Purchase Agreement with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious the 8,000,000 outstanding shares of Common Stock.

Common Stock

June 22, 2017 Underwritten Public Offering

On June 22, 2017, the Company completed an underwritten public offering of its Common Stock at a price to the public of $0.35 per share. The Company sold a total of 7,150,000 shares of its Common Stock in the offering for net proceeds of $2,073,055, after deducting the underwriting discount and expenses. The Company granted the underwriter an option to purchase up to 1,072,500 additional shares of Common Stock to cover over-allotments, if any. In July 2017, the Company sold an additional 367,000 shares of its Common Stock under the over-allotment option for net proceeds of $119,459, after deducting the underwriting discount and expenses.

NOTE 14 - COMMITMENTS

Leasing Activities

Operating Leases

Operating lease expense recognized during the three and six months ended December 31, 2017 was $20,356 and $41,620, respectively. Operating lease expense recognized during the three and six months ended December 31, 2016 was $14,539 and $29,077, respectively. Operating lease expense is included in operating expenses in the condensed consolidated statements of operations.

In December 2017, the Company entered into a seven-year office lease agreement to replace the Company’s former headquarters, which was sold in the third quarter of fiscal 2018. Monthly rent for the first twelve months of the lease is $13,845 and increases by approximately 1.5% for each succeeding 12 month period. Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for further detail related to the sale of the Company’s headquarters.

As of December 31, 2017, and June 30, 2017, the carrying value of the right of use asset was $1,170,793 and $150,214, respectively, and is separately stated on the condensed consolidated balance sheets. The related short-term and long-term liabilities as of December 31, 2017 were $179,865 and $990,928 and as of June 30, 2017 were $65,004 and $85,210, respectively. The short-term and long-term liabilities are included in “Accrued expenses” and “Other long-term liabilities,” respectively, in the condensed consolidated balance sheets.

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases are summarized below:

	December 31, 2017	June 30, 2017
Weighted-average remaining lease term (in years)
Operating leases	6.42	2.37
Weighted-average discount rate
Operating leases	5.0%	5.0%

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheet as of December 31, 2017:

2018	$109,405
2019	248,148
2020	210,260
2021	172,317
2022	174,873
Thereafter	463,275
Total undiscounted lease payments	1,378,278
Present value adjustment	(207,485)
Net operating lease liabilities	$1,170,793

Short-term Leases

The Company leases facilities in Honolulu, Hawaii, Milwaukee and Madison, Wisconsin and Shanghai, China from unrelated parties under lease terms that will expire over the next twelve months. Monthly rent for the twelve-month rental periods is between $400 and $2,010 per month. Rent expense of $12,213 and $21,135 was recognized during the three and six months ended December 31, 2017, respectively. Rent expense of $22,529 and $46,290 was recognized during the three and six months ended December 31, 2016, respectively. Short-term rent expense is included in operating expenses in the condensed consolidated statement of operations.

NOTE 15 - RETIREMENT PLANS

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

Total employer contributions recognized in the condensed consolidated statements of operations under this plan were $49,160 and $100,913 for the three and six months ended December 31, 2017, respectively. Total employer contributions recognized in the condensed consolidated statements of operations under this plan were $35,740 and $84,558 for the three and six months ended December 31, 2016, respectively.

NOTE 16 - INCOME TAXES

The Company had no current or deferred provision (benefit) for income taxes for the three and six months ended December 31, 2017 or December 31, 2016. The income tax provision for the three and six months ended December 31, 2017 and December 31, 2016 was determined by applying an estimated annual effective tax rate of 0.0% to the loss before income taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits, and the continuing assessment of a valuation allowance against all of the deferred income tax assets that will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against all of its net deferred income tax assets as of December 31, 2017 and June 30, 2017.

On December 22, 2017, the President of the U.S. signed the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) into law. The Tax Act includes several changes to existing tax law, including a permanent reduction in the U.S. federal statutory tax rate from 35% to 21%, further limitations on the deductibility of interest expense and certain executive compensation, repeal of the corporate Alternative Minimum Tax and imposition of a territorial tax system. While some of the new provisions of the Tax Act will impact the Company in fiscal 2019 and beyond, the change in the U.S. federal statutory tax rate was effective January 1, 2018. During the second quarter of fiscal 2018, the Company was required to revalue its U.S. federal deferred tax assets and liabilities at the new U.S. federal statutory tax rate in the period of enactment. As the Company has provided for a valuation allowance against all of its net deferred income taxes, the revaluation resulted in no charge to income tax expense for the three and six months ended December 31, 2017.

NOTE 17 - RELATED PARTY TRANSACTIONS

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “goal,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding project completion timelines, our ability to monetize our PPA assets, statements regarding the sufficiency of our capital resources, expected operating losses, expected revenues, expected expenses and our expectations concerning our business strategy. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our historical and anticipated future operation losses and our ability to continue as a going concern; our ability to raise the necessary capital to fund our operations and the risk of dilution to shareholders from capital raising transactions; our ability to remain listed on the NYSE American; the effects of a sale or transfer of a large number of shares of our common stock; the competiveness of the industry in which we compete; our ability to successfully commercialize new products, including our MatrixTM Energy Management, DER FlexTM, DER SupermoduleTM System and AgileTM Hybrid Storage Systems; our ability to lower our costs and increase our margins; the failure of our products to perform as planned; our ability to improve the performance of our products; our ability to build quality and reliable products and market perception of our products; our ability to grow rapidly while successfully managing our growth; our ability to maintain our current and establish new strategic partnerships; our dependence on sole source and limited source suppliers; our limited experience manufacturing our products on a large-scale basis; our product, customer and geographic concentration, and lack of revenue diversification; the ability of SPI to influence key decision making; the potential of Melodious to acquire complete control; the effect laws and regulations of the Chinese government may have on our China Joint Venture; our ability to enforce our agreements in Asia; our ability to retain our managerial personnel and to attract additional personnel; our ability to manage our international operations; the length and variability of our sales cycle; our increased emphasis on larger and more complex system solutions; our lack of experience in the PPA business; our reliance of third-party suppliers and contractors when developing and constructing systems for our PPA business; our dependence on governmental mandates and the availability of rebates, tax credits and other economic incentives related to alternative energy resources and the regulatory treatment of third-party owned solar energy systems; our ability to protect our intellectual property and the risk we may infringe on the intellectual property of others; the cost of protecting our intellectual property; future acquisitions could disrupt our business and dilute our stockholders; and the other risks and uncertainties discussed in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and our subsequently filed Quarterly Report(s) on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Power Purchase Agreements

In addition to customer-direct systems sales, we are addressing our target markets as a developer and a financial packager through the use of PPAs. Navigant Research forecasts the annual market for solar plus energy storage distributed energy systems to grow to nearly $50 billion by 2026, with a 2017 to 2026 compound annual growth rate of more than 40 percent. Under this PPA structure, we agree to develop and supply a system that uses our and other companies’ products and the offtaker agrees to purchase electricity from the completed system at a fixed rate for typically a 20-year period. Through these arrangements, the offtaker receives the benefit of a low and fixed price for electricity without incurring the capital expenditures required to develop and build the system.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2017 compared with the three months ended December 31, 2016

Revenue

Our revenues for the three months ended December 31, 2017 increased $3,110,138, or 179.1%, to $4,846,707 compared to the three months ended December 31, 2016. The increase in revenues in the three months ended December 31, 2017 was principally the result of an increase in revenues recognized under the percentage of completion method from our existing PPA systems and the sale of a new PPA system.

Costs and Expenses

Total costs and expenses for the three months ended December 31, 2017 increased $1,326,071, or 21.9%, to $7,372,185 compared to the three months ended December 31, 2016. This increase in total costs and expenses was primarily due to the following factors:

•	$1,940,948 increase in costs of product sales principally due to the cost of product sales associated with the increase in revenues recognized under the percentage of completion method from our PPA systems;

•	$600,627 decrease in selling, general and administrative expenses principally due to a $247,000 decrease in legal expenses and $617,000 decrease in stock compensation expense; and

•	$115,694 decrease in depreciation and amortization expense principally due to the aging of fixed assets that have reached the end of their useful life.

Other Income (Expense)

Total other income (expense) for the three months ended December 31, 2017 decreased by $58,741 to an expense of $85,966, as compared to an expense of $27,225 for the three months ended December 31, 2016. The decrease in other income (expense) was attributable to an equity in loss of investee company related to our China Joint Venture of $88,438 in the three months ended December 31, 2017, as compared to $25,387 in the three months ended December 31, 2016.

Net Loss

Our net loss for the three months ended December 31, 2017 decreased by $1,741,022, or 40.7%, to $2,535,683 from the $4,276,705 net loss for the three months ended December 31, 2016. This decrease in net loss was principally due to the increase in PPA revenue and improved PPA project margins.

Six months ended December 31, 2017 compared with the six months ended December 31, 2016

Revenue

Our revenues for the six months ended December 31, 2017 decreased $2,184,375 or 23.3%, to $7,208,755 compared to the six months ended December 31, 2016. The decrease in our revenues was attributable to sales of PPA systems to AEP Onsite Partners under the completed contract method in the prior year, offset by an increase in revenues recognized under the percentage of completion method from our existing PPA systems and the sale of four new PPA systems in the six months ended December 31, 2017. On July 27, 2016, we sold PPA systems to AEP Onsite Site Partners for proceeds of $7,526,500. During the six months ended December 31, 2016, the Company recognized $7,103,862 of revenues from the sale of the PPA systems and $422,638 was deferred and will be recognized over the warranty term.

Costs and Expenses

Total costs and expenses for the six months ended December 31, 2017 decreased $4,723,013, or 25.6%, to $13,735,105 compared to the six months ended December 31, 2016. This decrease in total costs and expenses was primarily due to the following factors:

•	$3,758,285 decrease in costs of product sales principally due to the cost of product sales associated with lower revenues from PPA systems, offset by improved margins on current year PPA projects;

•	$937,725 decrease in costs of engineering and development due to timing of costs incurred under the Lotte R&D Agreement in the prior year with no similar projects in the current year;

•	$508,804 decrease in selling, general and administrative expenses principally due to a $256,000 decrease in legal expenses and $453,633 decrease in stock compensation expense; and

•	$447,000 impairment charge on the building and land in the six months ended December 31, 2017 related to the sale of our corporate headquarters.

Other Income (Expense)

Total other income (expense) for the six months ended December 31, 2017 decreased by $73,341 to a loss of $70,118, as compared to income of $3,223 for the six months ended December 31, 2016. The decrease in other income (expense) was attributable to an equity in loss of investee company related to our China Joint Venture of $138,463 in the six months ended December 31, 2017, as compared to an equity in loss of investee company of $1,732 in the six months ended December 31, 2016; offset by a $68,093 increase in gain on sale of property, plant and equipment in the six months ended December 31, 2017, as compared to the six months ended December 31, 2016.

Net Loss

Our net loss for the six months ended December 31, 2017 decreased by $2,491,950, or 27.9%, to $6,427,477 from the $8,919,427 net loss for the six months ended December 31, 2016. This decrease in net loss was primarily due to improved PPA project margins and the decrease in costs of engineering and development related to the Lotte R&D Agreement from the six months ended December 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts. Total capital stock and paid in capital as of December 31, 2017 was $143,742,427 compared with $143,082,944 as of June 30, 2017. We had an accumulated deficit of $131,067,121 as of December 31, 2017 compared to $124,639,644 as of June 30, 2017. At December 31, 2017 we had net working capital of $7,169,604 compared to $12,551,092 as of June 30, 2017. Our shareholders’ equity as of December 31, 2017 and June 30, 2017, exclusive of noncontrolling interests, was $11,091,137 and $16,858,722, respectively.

On June 22, 2017, the Company completed an underwritten public offering of its Common Stock at a price to the public of $0.35 per share. The Company sold a total of 7,517,000 shares of its Common Stock, including over-allotments, in the offering for net proceeds of $2,192,514, after deducting the underwriting discount and expenses.

At December 31, 2017, our principal sources of liquidity were our cash and cash equivalents, which totaled $5,871,135, accounts receivable of $416,830 and costs and estimated earnings in excess of billings of $2,299,876. Subsequent to the end of the reporting period, we completed the sale of our corporate headquarters pursuant to which we received net proceeds of $1,725,326, after payment in full of our mortgage, related interest and customary closing costs.

We believe that cash and cash equivalents on hand at December 31, 2017, and other potential sources of cash, including net cash we generate from closing on projects in our backlog and the sale of our corporate headquarters in the third quarter of fiscal 2018, will be sufficient to fund our current operations through the third quarter of fiscal 2019. While we believe our pipeline of projects is deep, there can be no assurances that projects will close in a timely manner to meet our cash requirements. We are also working to improve operations and enhance cash balances by continuing to drive cost improvements and reducing our spend on research and development. Also, we are currently exploring potential financing options that may be available to us, including strategic partnership transactions, PPA project financing facilities, and if necessary, additional sales of common stock under our current and future shelf registrations with the SEC. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to increase revenues and achieve profitability in a timely fashion, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations, execute our growth plan, take advantage of future opportunities or respond to customers and competition.

Cash Flows

Cash decreased $5,911,827 in the six months ended December 31, 2017, ending the period at $5,871,135. Cash increased $377,182 in the six months ended December 31, 2016, ending the period at $17,189,089.  The increase in the usage of cash in the six months ended December 31, 2017, as compared to the prior year, is primarily due to the following:

Operating Activities

Our operating activities used cash of $5,880,428 for the six months ended December 31, 2017, as compared to cash generated of $473,828 in the six months ended December 31, 2016. The increase in the cash used in the six months ended December 31, 2017 is attributable to the timing of customer collections related to PPA projects in the six months ending December 31, 2017 and the conversion of deferred PPA project costs into cash related to the PPA systems sold to AEP Onsite Partners in the prior year; offset by the timing of engineering, procurement and construction vendor payments in the six months ended December 31, 2017.

Investing Activities

Our investing activities provided cash of $77,331 for the six months ended December 31, 2017, as compared to cash provided of $605 in the six months ended December 31, 2016. The increase is attributable to increased sales of property plant and equipment in the six months ended December 31, 2017 as compared to the prior year.

Financing Activities

Our financing activities used cash of $109,339 for the six months ended December 31, 2017, as compared to cash used of $96,683 in the six months ended December 31, 2016.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2017.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our PEO and PFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2017. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company to conform with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements of fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned on February 13, 2018, thereunto duly authorized.

ENSYNC, INC.

By:	/s/ Bradley L. Hansen
Name:	Bradley L. Hansen
Title:	Chief Executive Officer
and President and Director
(Principal Executive Officer)

By:	/s/ William J. Dallapiazza
Name:	William J. Dallapiazza
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description	Incorporated by Reference to
3.1	Articles of Incorporation of EnSync, Inc., as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

3.2	Articles of Amendment to Articles of Incorporation of EnSync, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2016

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 14, 2015

3.5	Amended and Restated By-laws of EnSync, Inc. (as of November 4, 2009)	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

4.2	Form of Underwriter Warrant	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 10, 2012

4.3	Form of Underwriter’s Warrant	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 23, 2017

10.1*	Amendment No. 5 to EnSync, Inc. 2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to Appendix A to the Definitive Proxy Statement for the Company’s 2017 Annual Meeting of Shareholders filed on October 5, 2017

10.2*	Form of Nonstatutory Stock Option Agreement	Incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8 filed on December 28, 2017

10.3*	EnSync, Inc. Director Compensation Policy

10.4	Lease, dated November 17, 2017, by and between 13901 Leasing Company, LLP and EnSync, Inc.	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 6, 2018

10.5	Lease Amendment, dated December 1, 2017, by and between 13901 Leasing Company, LLP and EnSync, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

* Indicates a management contract or any compensatory plan, contract or arrangement.

