Form 10-Q
period 2018-03-31
EnSync, Inc.
filed 2018-05-15
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 15, 2018, the Company had 56,609,115 shares of its Common Stock, par value $0.01 per share, issued and outstanding.

ENSYNC, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EnSync, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2018	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$5,349,640	$11,782,962
Accounts receivable, net	1,512,630	469,906
Inventories, net	1,448,797	2,482,013
Costs and estimated earnings in excess of billings	248,156	87,318
Prepaid expenses and other current assets	1,041,849	630,998
Total current assets	9,601,072	15,453,197
Long-term assets:
Property, plant and equipment, net	664,515	3,446,253
Investment in investee company	1,562,285	1,947,728
Goodwill	809,363	809,363
Right of use assets-operating leases	1,135,174	150,214
Other assets	93,862	7,502
Total assets	$13,866,271	$21,814,257

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$47,272	$726,256
Accounts payable	1,564,475	487,185
Billings in excess of costs and estimated earnings	39,740	456,950
Accrued expenses	1,153,947	1,231,714
Total current liabilities	2,805,434	2,902,105
Long-term liabilities:
Long-term debt, net of current maturities	331,827	331,827
Deferred revenue	538,937	422,638
Other long-term liabilities	1,106,117	249,920
Total liabilities	4,782,315	3,906,490

Commitments and contingencies

Equity
Series B redeemable convertible preferred stock ($0.01 par value, $1,000 face value), 3,000 shares authorized and issued, 2,300 shares outstanding, preference in liquidation of $5,887,217 and $5,631,086 as of March 31, 2018 and June 30, 2017, respectively	23	23
Series C convertible preferred stock ($0.01 par value, $1,000 face value), 28,048 shares authorized, issued, and outstanding, preference in liquidation of $3,196,739 and $12,276,682 as of March 31, 2018 and June 30, 2017, respectively	280	280
Common stock ($0.01 par value), 300,000,000 authorized, 56,405,507 and 55,200,963 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	1,272,370	1,260,324
Additional paid-in capital	142,664,782	141,822,317
Accumulated deficit	(134,000,565)	(124,639,644)
Accumulated other comprehensive loss	(1,584,646)	(1,584,578)
Total EnSync, Inc. equity	8,352,244	16,858,722
Noncontrolling interest	731,712	1,049,045
Total equity	9,083,956	17,907,767
Total liabilities and equity	$13,866,271	$21,814,257

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017

Revenues	$3,073,078	$50,505	$10,281,833	$9,443,635

Costs and expenses
Cost of product sales	2,238,445	206,157	7,977,861	9,703,858
Cost of engineering and development	-	-	-	937,725
Advanced engineering and development	1,184,427	1,414,858	3,470,355	3,493,326
Selling, general and administrative	2,482,084	2,743,618	7,561,435	8,331,773
Depreciation and amortization	63,516	98,318	246,926	454,387
Impairment of long-lived assets	-	-	447,000	-
Total costs and expenses	5,968,472	4,462,951	19,703,577	22,921,069

Loss from operations	(2,895,394)	(4,412,446)	(9,421,744)	(13,477,434)

Other income (expense)
Equity in loss of investee company	(246,980)	(170,084)	(385,443)	(171,816)
Interest income	5,918	10,809	19,913	33,436
Interest expense	(8,795)	(11,115)	(30,970)	(37,219)
Other income	61,509	-	138,034	8,432
Total other income (expense)	(188,348)	(170,390)	(258,466)	(167,167)

Loss before benefit for income taxes	(3,083,742)	(4,582,836)	(9,680,210)	(13,644,601)

Benefit for income taxes	-	-	-	-
Net loss	(3,083,742)	(4,582,836)	(9,680,210)	(13,644,601)
Net loss attributable to noncontrolling interest	150,298	128,722	319,289	271,061
Net loss attributable to EnSync, Inc.	(2,933,444)	(4,454,114)	(9,360,921)	(13,373,540)
Preferred stock dividend	(87,495)	(79,264)	(256,131)	(232,040)
Net loss attributable to common shareholders	$(3,020,939)	$(4,533,378)	$(9,617,052)	$(13,605,580)

Net loss per share
Basic and diluted	$(0.05)	$(0.09)	$(0.17)	$(0.28)

Weighted average shares - basic and diluted	56,077,230	48,010,347	55,825,507	47,870,082

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
Net loss	$(3,083,742)	$(4,582,836)	$(9,680,210)	$(13,644,601)
Foreign exchange translation adjustments	(477)	1,636	(68)	886
Comprehensive loss	(3,084,219)	(4,581,200)	(9,680,278)	(13,643,715)
Net loss attributable to noncontrolling interest	150,298	128,722	319,289	271,061
Comprehensive loss attributable to EnSync, Inc.	$(2,933,921)	$(4,452,478)	$(9,360,989)	$(13,372,654)

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Series B		Series C				Additional		Accumulated Other
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Interest
Balance: July 1, 2016	2,300	$23	28,048	$280	47,752,821	$1,185,843	$137,585,233	$(120,550,108)	$(1,585,583)	$1,401,372

Net loss	-	-	-	-	-	-	-	(4,089,536)	-	(352,327)
Net currency translation adjustment	-	-	-	-	-	-	-	-	1,005	-
Issuance of common stock, net of costs and underwriting fees	-	-	-	-	7,150,000	71,500	2,024,340	-	-	-
Stock-based compensation	-	-	-	-	144,728	1,447	2,144,318	-	-	-
Exercise of stock options	-	-	-	-	124,252	1,242	68,718	-	-	-
Exercise of warrants	-	-	-	-	29,162	292	(292)	-	-	-
Balance: June 30, 2017	2,300	23	28,048	280	55,200,963	1,260,324	141,822,317	(124,639,644)	(1,584,578)	1,049,045

Net loss	-	-	-	-	-	-	-	(9,360,921)	-	(319,289)
Net currency translation adjustment	-	-	-	-	-	-	-	-	(68)	-
Issuance of common stock, net of costs and underwriting fees	-	-	-	-	367,000	3,670	93,004	-	-	-
Contribution of capital from noncontrolling interest	-	-	-	-	-	-	-	-	-	1,956
Stock-based compensation	-	-	-	-	837,544	8,376	749,461	-	-	-
Balance: March 31, 2018	2,300	$23	28,048	$280	56,405,507	$1,272,370	$142,664,782	$(134,000,565)	$(1,584,646)	$731,712

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(9,680,210)	$(13,644,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	238,677	379,450
Amortization of customer intangible assets	8,249	68,044
Stock-based compensation, net	796,500	1,554,567
Equity in loss of investee company	385,443	171,816
Provision for inventory reserve	57,988	234,675
Gain on sale of property, plant and equipment	(137,650)	(8,432)
Interest accreted on note receivable	(9,008)	(3,008)
Impairment of long-lived assets	447,000	-
Changes in assets and liabilities
Accounts receivable	(1,042,724)	(64,632)
Inventories	975,228	(312,715)
Costs and estimated earnings in excess of billings	(160,838)	-
Prepaids and other current assets	(428,077)	859,670
Deferred PPA project costs	-	5,690,307
Other assets	(86,360)	(4,727)
Accounts payable	1,077,290	60,895
Billings in excess of costs and estimated earnings	(417,210)	-
Accrued expenses	(207,259)	(120,754)
Deferred revenue	116,299	422,638
Other long-term liabilities	-	137,983
Net cash used in operating activities	(8,066,662)	(4,578,824)
Cash flows from investing activities
Expenditures for property and equipment	(34,377)	(46,364)
Proceeds from sale of property, plant and equipment	2,268,817	15,325
Payments from note receivable	18,000	-
Net cash provided by (used in) investing activities	2,252,440	(31,039)
Cash flows from financing activities
Repayments of long term debt	(678,984)	(248,533)
Proceeds from issuance of common stock	96,674	-
Proceeds from the exercise of stock options	-	68,400
Payments of tax withholding related to stock-based compensation	(38,663)	-
Contribution of capital from noncontrolling interest	1,956	-
Net cash used in financing activities	(619,017)	(180,133)
Effect of exchange rate changes on cash and cash equivalents	(83)	578
Net decrease in cash and cash equivalents	(6,433,322)	(4,789,418)
Cash and cash equivalents - beginning of period	11,782,962	17,189,089

Cash and cash equivalents - end of period	$5,349,640	$12,399,671

Supplemental disclosures of cash flow information:
Cash paid for interest	$33,294	$37,612
Supplemental noncash information:
Right of use asset obtained in exchange for new operating lease	984,960	178,124

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

Power Purchase Agreements

We are addressing our target markets as a developer and a financial packager primarily through the use of power purchase agreements (“PPAs”). Navigant Research forecasts the annual market for solar plus energy storage distributed energy systems to grow to nearly $50 billion by 2026, with a compound annual growth rate of more than 40 percent in such period. Under this PPA structure, we agree to develop and supply a system that uses our and other companies’ products and the offtaker agrees to purchase electricity from the completed system at a fixed rate for typically a 20-year period. Through these arrangements, the offtaker receives the benefit of a low and fixed price for electricity without incurring the capital expenditures required to develop and build the system.

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

Our sales agreement with the buyer of the system typically provides for us to receive an upfront payment and additional progress payments to be made based upon achievement of certain key procurement, construction and commissioning milestones.

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

The condensed consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries, various PPA project subsidiaries, its eighty-five percent owned subsidiary Holu Energy LLC (“Holu”), and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited (“Holdco”) located in Hong Kong, which was formed in connection with the Company’s investment in a China joint venture.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial data and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that might be expected for the year ending June 30, 2018.

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

Accounts Receivable

Credit is extended based on an evaluation of a customer’s financial condition. Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. The Company writes off accounts receivable against the allowance when they become uncollectible. The Company had no allowance for doubtful accounts as of March 31, 2018. Accounts receivable are stated net of an allowance for doubtful accounts of $47,307 as of June 30, 2017.

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

The Company completed a review of the estimated useful lives of specific assets for the nine months ended March 31, 2018 and determined that there were no changes in the estimated useful lives of assets.

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

On October 12, 2017, the Company accepted an offer to sell its corporate headquarters for $2,340,000, less commissions and other customary closing costs. As a result, we recorded an impairment charge of $447,000 on the building and land in our condensed consolidated statements of operation during the three months ended September 30, 2017. The sale of the Company’s corporate headquarters closed on January 31, 2018, pursuant to which we received net proceeds of $2,187,317 and recorded a gain on sale of $61,129.

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

The first step of the impairment test requires the comparing of a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of March 31, 2018 and June 30, 2017.

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

The following is a summary of accrued warranty activity:

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
Beginning balance	$181,625	$38,154	$239,173	$27,207
Accruals for warranties during the period	184	8,334	10,376	35,473
Net settlements during the period	(55,869)	(25,564)	(120,609)	(196,244)
Adjustments relating to preexisting warranties	28,564	13,400	25,564	167,888
Ending balance	$154,504	$34,324	$154,504	$34,324

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

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
Beginning balance	$429,825	$422,638	$431,700	$-
Deferred revenue for new extended warranty contracts	116,299	-	116,299	422,638
Deferred revenue recognized	(938)	-	(2,813)	-
Ending balance	545,186	422,638	545,186	422,638
Less: current portion of deferred revenue for extended warranty contracts	6,249	-	6,249	-
Long-term deferred revenue for extended warranty contracts	$538,937	$422,638	$538,937	$422,638

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

Revenues for the three and nine months ended March 31, 2018 were comprised of two significant customers (71% of revenues) and four significant customers (86% of revenues), respectively. Revenues for the three and nine months ended March 31, 2017 were comprised of five significant customers (90% of revenues) and four significant customers (93% of revenue), respectively.

The Company had three significant customers with an aggregate outstanding receivable balance of $1,312,136 (87% of accounts receivable, net) as of March 31, 2018. The Company had three significant customers with an aggregate outstanding receivable balance of $336,685 (72% of accounts receivable, net) as of June 30, 2017.

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

The Company recorded Engineering and development costs for a total of $0 and $937,725 related to a Research and Development Agreement (the “R&D Agreement”) with Lotte Chemical Corporation (“Lotte”) for the three and nine months ended March 31, 2017. Pursuant to the R&D Agreement, the Company agreed to develop and provide to Lotte a 500kWh zinc bromide flow battery system, including a zinc bromide chemical flow battery module and related software, on the terms and conditions set forth in the R&D Agreement. The Company does not expect to receive any additional cash payments under the R&D Agreement and Amended License Agreement with Lotte. As of March 31, 2018, and June 30, 2017, the Company had no billed or unbilled amounts from engineering and development contracts in process.

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

Accordingly, the Company measures share-based compensation cost for all share-based awards at the fair value on the grant date and recognizes share-based compensation over the service period for awards that are expected to vest. The fair value of stock options is determined based on the number of shares granted and the price of the shares at grant, and is calculated based on the Black-Scholes valuation model.

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

Advertising Expense

Advertising costs were charged to selling, general, and administrative expenses as incurred. Advertising costs of $36,203 and $157,824 were incurred for the three and nine months ended March 31, 2018, respectively. Advertising costs of $32,605 and $88,211 were incurred for the three and nine months ended March 31, 2017, respectively.

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” FASB ASC Topic 740 requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against its net deferred income tax assets as of March 31, 2018 and June 30, 2017.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s U.S. Federal income tax returns for the years ended June 30, 2014 through June 30, 2017 and the Company’s Wisconsin income tax returns for the years ended June 30, 2013 through June 30, 2017 are subject to examination by taxing authorities. On August 2, 2017, the United States Internal Revenue Service (“IRS”) notified the Company of an income tax audit for the tax period ended June 30, 2015. On March 15, 2018, the audit was completed by the IRS resulting in no changes to U.S. Federal income tax returns.

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

In February 2018, the FASB issued Accounting Standard Update (“ASU”) 2018-02 – Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under the new guidance, entities will have the option to reclassify tax effects within other comprehensive income (referred to as stranded tax effects) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) is recorded. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 – Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017, including interim periods within those annual periods. The Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-11 – Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update). ASU 2016-11 rescinds the certain SEC Staff Observer comments that are codified in Topic 605, Revenue Recognition, and Topic 932, Extractive Activities – Oil and Gas, effective upon the adoption of Topic 606. Specifically, registrants should not rely on the following SEC Staff Observer comments upon adoption of Topic 606: (a) Revenue and Expense Recognition for Freight Services in Process, (b) Accounting for Shipping and Handling Fees and Costs, (c) Accounting for Consideration Given by a Vendor to a Customer (including Reseller of the Vendor’s Products), (d) Accounting for Gas-Balancing Arrangements (that is, use of the “entitlements method”). In addition, as a result of the amendments in Update 2014-16, the SEC staff is rescinding its SEC Staff Announcement, “Determining the Nature of a Host Contract Related to a Hybrid Instrument Issued in the Form of a Share under Topic 815,” effective concurrently with ASU 2014-16. The effective dates in ASU 2016-11 coincide with the effective dates of Topic 606 (ASU 2014-09) and ASU 2014-16. The Company previously reviewed ASU 2014-16 and determined that it is not applicable. As of March 31, 2018, and subject to the potential effects of any new related ASUs issued by the FASB, as well as the Company’s ongoing evaluation of transactions and contracts, the Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606). The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when the entity satisfies a performance obligation. ASU 2014-09 also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. In addition, the FASB issued ASU 2015-14 – Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (issued August 2015); ASU 2016-08 – Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (issued March 2016); ASU 2016-10 – Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing (issued April 2016); ASU 2016-12 – Revenue from Contracts with Customers – Narrow-Scope Improvements and Practical Expedients (issued May 2016); ASU 2016-20 – Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (issued December 2016); and ASU 2017-13 - Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (issued September 2017), which deferred the effective date of ASU 2014-09 for all entities by one year and clarified the guidance on certain items such as reporting revenue as a principal versus agent, identifying performance obligations, accounting for intellectual property licenses, assessing collectability, presentation of sales taxes, impairment testing for contract costs, disclosure of performance obligations, and provided additional implementation guidance. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has begun the assessment of this guidance through review of customer contracts and identification of any performance obligations. Based on our preliminary results as of March 31, 2018, and subject to the potential effects of any new related ASUs issued by the FASB, as well as the Company’s ongoing evaluation of transactions and contracts, the Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements. The Company anticipates adopting this guidance at the beginning of fiscal 2019 using the full retrospective approach.

NOTE 2 - MANAGEMENT'S PLANS AND FUTURE OPERATIONS

The accompanying condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $2,933,444 and $9,360,921 attributable to EnSync, Inc. for the three and nine months ended March 31, 2018, respectively, and as of March 31, 2018 has an accumulated deficit of $134,000,565 and total equity of $9,083,956. The ability of the Company to settle its total liabilities of $4,782,315 and to continue as a going concern is dependent upon raising additional investment capital to fund our business plan, increasing revenues and achieving profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We believe that cash and cash equivalents on hand at March 31, 2018, and other potential sources of cash, including net cash we generate from closing projects in our backlog and pipeline and potential financing options, will be sufficient to fund our current operations through the fourth quarter of fiscal 2019. While we believe our pipeline of projects is deep, there can be no assurances that projects will close in a timely manner to meet our cash requirements. We are also working to improve operations and enhance cash balances by continuing to drive cost improvements and reducing our spend on research and development. Also, we are currently exploring potential financing options that may be available to us, including strategic partnership transactions, PPA project financing facilities, and if necessary, additional sales of Common Stock or other debt or equity securities. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to increase revenues and achieve profitability in a timely fashion or obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations, execute our growth plan, take advantage of future opportunities or respond to customers and competition.

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

Pursuant to a Joint Venture Agreement between Holdco and Anhui Xinrui Investment Co., Ltd, a Chinese limited liability company, and subsequent investment agreements, Meineng Energy has been capitalized with approximately $14.8 million of equity capital as of March 31, 2018 and June 30, 2017.

The Company’s investment in Meineng Energy was made through Holdco. Pursuant to a Limited Liability Company Agreement of Holdco between ZBB Cayman Corporation and PowerSav New Energy Holdings Limited (“PowerSav”), the Company contributed technology to Holdco via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest. PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest. For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s consolidated financial statements as a noncontrolling interest. As of March 31, 2018, and June 30, 2017, the Company’s indirect investment in Meineng Energy, after accounting for the Company’s share of the earnings or losses, was $733,386 and $814,546, respectively. As of March 31, 2018, and June 30, 2017, the Company’s indirect investment percentage in Meineng Energy equals approximately 30%.

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

Activity with Meineng Energy is summarized as follows:

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
Product sales to Meineng Energy	$2,072	$360	$25,373	$68,954
Cost of product sales to Meineng Energy	2,125	343	21,336	72,399
Product purchases from Meineng Energy	397	168,044	198,998	920,233

The total amount due to Meineng Energy is as follows:

	March 31, 2018	June 30, 2017
Net amount due to Meineng Energy	$(20,817)	$(12,299)

The operating results for Meineng Energy are summarized as follows:

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
Revenues	$2,868	$79,986	$469,700	$1,218,817
Gross profit (loss)	(2,446)	10,156	(64,026)	119,008
Loss from operations	(768,599)	(585,748)	(1,581,126)	(1,089,799)
Net loss	(754,502)	(580,152)	(1,527,521)	(1,059,162)

NOTE 4 - BUSINESS COMBINATIONS

DCfusion

On February 28, 2017, EnSync formed and became the controlling owner of DCfusion, LLC (“DCfusion”), partnering with two industry veteran consultants (the “DCfusion Founders”) who are highly regarded leaders in direct current (“DC”) system engineering design and consulting. Each DCfusion Founder became an employee of DCfusion upon the closing of the DCfusion transaction on February 28, 2017. The transaction was accounted for as a business combination under US GAAP. The primary reason for the business acquisition was to benefit from the DCfusion Founders’ decades of customer applied DC system design and consulting experience, which complements EnSync Energy's application engineering.  DCfusion also brings a unique and substantial pipeline of potential projects in vertical markets that rely on the consultative expertise of the DCfusion Founders, and the authoritative voice of policies, programs and standards shaping the DC-centric technical and market landscape.

No cash was required to complete the transaction.  The Company incurred approximately $31,700 of advisory and legal costs in connection with the business acquisition of DCfusion during the third quarter of fiscal 2017. DCfusion operates as a subsidiary of EnSync, Inc.

NOTE 5 - INVENTORIES

Net inventories are comprised of the following as of:

	March 31, 2018	June 30, 2017
Raw materials and subassemblies	$1,448,797	$2,477,418
Work in progress	-	4,595
Total	$1,448,797	$2,482,013

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

NOTE 7 - PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment are comprised of the following:

	March 31, 2018	June 30, 2017
Land	$-	$217,000
Building and improvements	18,209	3,532,375
Manufacturing equipment	3,153,426	4,255,385
Office equipment	470,731	454,562
Total, at cost	3,642,366	8,459,322
Less: accumulated depreciation	(2,977,851)	(5,013,069)
Property, plant and equipment, net	$664,515	$3,446,253

The Company recorded depreciation expense of $58,597 and $238,677 for the three and nine months ended March 31, 2018, respectively. The Company recorded depreciation expense of $98,318 and $379,450 for the three and nine months ended March 31, 2017, respectively.

See Impairment of Long-Lived Assets under Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impairment charge related to the sale of the Company’s corporate headquarters.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses are comprised of the following as of:

	March 31, 2018	June 30, 2017
Accrued compensation and benefits	$297,245	$403,140
Accrued warranty	154,504	239,173
Right of use liability	194,496	65,004
Customer deposits	204,224	90,877
Other	303,478	433,520
Total	$1,153,947	$1,231,714

NOTE 9 - LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

	March 31, 2018	June 30, 2017

Note payable to Wisconsin Econcomic Development Corporation payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized.	$47,272	$257,959

Bank loan payable in fixed monthly installments of $6,800 of principal and interest at a rate of 0.25% below prime, as defined, subject to a floor of 5%; collateralized by the building and land. Outstanding mortgage balance of $434,184 plus accrued interest was paid in full in connection with the sale of the Company's corporate headquarters on January 31, 2018. Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for further detail related to the sale of the Company’s headquarters.	-	468,297

Equipment finance obligation under sale-leaseback, interest payable in quarterly installments ranging between $1,510 and $2,555 at an imputed interest rate of approximately 2.44% over 20 years ending March 31, 2036.	331,827	331,827
Long-term debt	379,099	1,058,083
Less: current maturities of long-term debt	(47,272)	(726,256)
Long-term debt, net of current maturities	$331,827	$331,827

Maximum aggregate annual principal payments as of March 31, 2018 are as follows:

2018	$47,272
2019	-
2020	-
2021	-
2022	-
Thereafter	331,827
$379,099

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

As of March 31, 2018, there were a total of 2,706,093 shares available to be issued for future awards under the 2010 Omnibus Plan and 566,095 shares available to be issued for future awards under the 2012 Director Equity Plan.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the nine months ended March 31, 2018 and March 31, 2017 using the Black-Scholes option-pricing model:

	Nine months ended March 31,
	2018	2017
Expected life of option (years)	4	4
Risk-free interest rate	1.59 - 2.38%	0.85 - 1.7%
Assumed volatility	108.66 - 113.98%	101.06 - 110.31%
Expected dividend rate	0.00%	0.00%
Expected forfeiture rate	6.15 - 12.73%	7.20 - 9.18%

Time-vested and performance-based stock awards, including stock options and RSUs are accounted for at fair value at date of grant. Compensation expense is recognized over the requisite service and performance periods.

During the three and nine months ended March 31, 2018 and March 31, 2017, the Company’s results of operations include compensation expense for stock options and RSUs granted under its various equity incentive plans. The amount recognized in the condensed consolidated financial statements related to stock-based compensation was $195,028 and $796,500, based on the amortized grant date fair value of options and RSUs, during the three and nine months ended March 31, 2018, respectively. The amount recognized in the condensed consolidated financial statements related to stock-based compensation was $499,462 and $1,554,567 based on the amortized grant date fair value of options and RSUs, during the three and nine months ended March 31, 2017, respectively.

Information with respect to stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at June 30, 2016	6,111,360	$0.88	6.96
Options granted	2,654,100	0.59
Options exercised	(124,252)	0.56
Options forfeited	(391,910)	2.55
Balance at June 30, 2017	8,249,298	0.71	6.50
Options granted	1,158,000	0.41
Options forfeited	(1,802,883)	0.81
Balance at March 31, 2018	7,604,415	0.64	6.03

The following table summarizes information relating to the stock options outstanding as of March 31, 2018:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.28 to $1.00	6,849,965	6.24	$0.50	2,634,929	5.60	$0.52
$1.01 to $2.50	645,000	4.56	1.47	493,000	4.25	1.61
$2.51 to $5.00	60,200	1.14	3.87	60,200	1.14	3.87
$5.01 to $6.95	49,250	1.49	5.71	49,250	1.49	5.71
Balance at March 31, 2018	7,604,415	6.03	0.64	3,237,379	5.25	0.83

During the nine months ended March 31, 2018, options to purchase 1,158,000 shares were granted to employees exercisable at $0.34 to $0.51 per share based on various service-based vesting terms from July 2017 through February 2021 and exercisable at various dates through February 2026. During the nine months ended March 31, 2017, options to purchase 1,297,000 were granted to employees exercisable at $0.35 to $1.02 per share based on service-based and performance-based vesting terms from July 2016 through March 2020 and exercisable at various dates through March 2025.

The aggregate intrinsic value of outstanding options totaled $40,493 and was based on the Company’s adjusted closing stock price of $0.38 as of March 31, 2018.

Information with respect to unvested employee stock option activity is as follows:

	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at June 30, 2016	4,852,367	$0.54	7.42
Options granted	2,654,100	0.59
Options vested	(2,110,085)	0.57
Options forfeited	(199,284)	0.80
Balance at June 30, 2017	5,197,098	0.54	6.93
Options granted	1,158,000	0.41
Options vested	(671,896)	0.62
Options forfeited	(1,316,166)	0.51
Balance at March 31, 2018	4,367,036	0.51	6.61

Total fair value of options granted for the nine months ended March 31, 2018 and March 31, 2017 was $349,804 and $541,264 respectively. At March 31, 2018, there was $533,499 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.5 years.

The Company compensates its directors with RSUs and cash. On November 14, 2017, 1,163,075 RSUs were granted to the Company’s directors in partial payment of director’s fees through November 2018 under the 2012 Director Equity Plan. As of March 31, 2018, 581,540 of the RSUs from the November 14, 2017 grant had vested.

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

As of March 31, 2018, there were 3,851,535 of unvested RSUs and $1,803,734 in unrecognized compensation cost. Generally, shares of Common Stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

Information with respect to RSU activity is as follows:

	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at June 30, 2016	4,029,244	$1.03
RSUs granted	1,671,816	1.15
Shares issued	(144,728)	0.75
Balance at June 30, 2017	5,556,332	1.07
RSUs granted	3,523,075	0.42
RSUs forfeited	(1,032,231)	0.79
Shares issued	(837,544)	1.57
Balance at March 31, 2018	7,209,632	0.74

NOTE 11 - WARRANTS

On August 7, 2017, 220,000 warrants were issued in connection with a professional services agreement. The warrants are exercisable at $0.40 per share and vest upon the satisfaction of certain performance targets prior to March 31, 2018. As of March 31, 2018, 40,000 warrants vested and expire in March 2021, and the remaining 180,000 warrants did not vest as the result of not achieving certain performance targets, and therefore expired in March 2018.

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

Information with respect to warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at June 30, 2016	2,655,610	$1.43
Warrants granted	357,500	0.42
Warrants exercised	(45,000)	0.37
Warrants expired	(2,610,610)	1.45
Balance at June 30, 2017	357,500	0.42
Warrants granted	220,000	0.40
Warrants expired	(180,000)	0.40
Balance at March 31, 2018	397,500	0.42

NOTE 12 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock. In computing diluted net loss per share for the three and nine months ended March 31, 2018 and March 31, 2017, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding options and warrants and conversion of preferred stock is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	March 31, 2018	March 31, 2017
Stock options and restricted stock units	14,814,047	12,633,946
Stock warrants	397,500	818,506
Series B preferred shares	3,776,018	3,420,885
Total	18,987,565	16,873,337

NOTE 13 - EQUITY

Series B Convertible Preferred Stock

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Preferred Stock. Certain Directors of the Company purchased 500 shares. 700 shares of the Series B Preferred Stock have been converted into 822,867 shares of Common Stock of the Company. Shares of Series B Preferred Stock were sold for $1,000 per share (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%. The net proceeds to the Company were $2,909,873, after deducting offering expenses. At March 31, 2018, 2,300 shares of Series B Preferred Stock remain outstanding and were convertible into 3,776,018 shares of Common Stock of the Company at a conversion price equal to $0.95. Upon any liquidation, dissolution or winding up of the Company, holders of Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon. At March 31, 2018, the liquidation preference of the Preferred Stock was $5,887,217. In connection with the purchase of the Series B Preferred Stock, investors received warrants to purchase a total of 3,157,895 shares of Common Stock at an exercise price of $0.95. These warrants expired on September 27, 2016.

Series C Convertible Preferred Stock

On July 13, 2015, we entered into a Securities Purchase Agreement with SPI in connection with entering into a global strategic partnership, which included a Securities Purchase Agreement, a Supply Agreement and a Governance Agreement. Pursuant to the Securities Purchase Agreement, we sold to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of Common Stock based on a purchase price per share of $0.6678 and (ii) 28,048 shares Series C Preferred Stock based on a price of $0.6678 per common equivalent. The Series C Preferred Stock were potentially convertible, subject to the completion of projects under our Supply Agreement with SPI, into a total of up to 42,000,600 shares of Common Stock. Pursuant to the Securities Purchase Agreement, the Company also issued to SPI a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the “Warrant”), at a per share exercise price of $0.7346. The Warrant would have become exercisable only once SPI purchased and paid for 40 megawatts of projects, as defined in the Supply Agreement.

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

The Series C Preferred Stock are non-voting, are perpetual, are not eligible for dividends, and are not redeemable. Upon any liquidation, dissolution, or winding up of the Company (a “Liquidation”) or a Fundamental Transaction (as defined in the Certificate of Designation for the Series C Preferred Stock), holders of the Series C Preferred Stock are entitled to receive out of the assets of the Company an amount equal to the higher of (1) the Stated Value, which was $28,048,000 as of March 31, 2018 and (2) the amount payable to the holder if it had converted the shares into Common Stock immediately prior to the Liquidation or Fundamental Transaction, for each share of the Series C Preferred Stock after any distribution or payment to the holders of the Series B Preferred Stock and before any distribution or payment shall be made to the holders of the Company’s existing Common Stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed shall be ratably distributed in accordance with respective amount that would be payable on such shares if all amounts payable thereon were paid in full, which was $3,196,739 as of March 31, 2018. While the Series C Preferred Stock is outstanding, the Company may not pay dividends on its Common Stock and may not redeem more than $100,000 in Common Stock per year.

In connection with the closing of the SPI transaction and pursuant to the Securities Purchase Agreement, the Company entered into the Governance Agreement.  Under the Governance Agreement, for so long as SPI holds at least 10,000 Series C Preferred Stock or 25 million shares of Common Stock or Common Stock equivalents (the “Requisite Shares”), SPI has certain governance rights.

The Governance Agreement provides that for so long as SPI holds the Requisite Shares, the Company will not take any of the following actions without the affirmative vote of SPI: (a) change the conduct by the Company’s business; (b) change the number or manner of appointment of the directors on the board; (c) cause the dissolution, liquidation or winding-up of the Company or the commencement of a voluntary proceeding seeking reorganization or other similar relief; (d) other than in the ordinary course of conducting the Company’s business, cause the incurrence, issuance, assumption, guarantee or refinancing of any debt if the aggregate amount of such debt and all other outstanding debt of the Company exceeds $10 million; (e) cause the acquisition, repurchase or redemption by the Company of any securities junior to the Series C Preferred Stock; (f) cause the acquisition of an interest in any entity or the acquisition of a substantial portion of the assets or business of any entity or any division or line of business thereof or any other acquisition of material assets, in any such case where the consideration paid exceeds $2 million, or cause the Company to engage in other Fundamental Transactions (as defined in the Certificate of Designation of Preferences, Rights and Limitations of the Series C Convertible Preferred Stock); (g) cause the entering into by the Company of any agreement, arrangement or transaction with an affiliate that calls for aggregate payments (other than payment of salary, bonus or reimbursement of reasonable expenses) in excess of $120,000; (h) cause the commitment to capital expenditures in excess of $7 million during any fiscal year; (i) cause the selection or replacement of the auditors of the Company; (j) enter into of any partnership, consortium, joint venture or other similar enterprise involving the payment, contribution, or assignment by the Company or to the Company of money or assets greater than $5 million; (k) amend or otherwise change its Articles of Incorporation or By-Laws or equivalent organizational documents of the Company or any subsidiary in any manner that materially and adversely affects any rights of SPI; (l) amend or otherwise change the Articles of Incorporation or By-Laws or equivalent organizational documents of any Subsidiary in any manner; (m) grant, issue or sell any equity securities (with certain limited exceptions); (n) declare, set aside, make or pay any dividend or other distribution, payable in cash, stock, property or otherwise, with respect to any of its capital stock; provided, however, that the dividends called for by Section 3(b) of the Certificate of Designation of Preferences, Rights and Limitations of the Company’s Series B Convertible Preferred Stock shall nonetheless continue to accrue and accumulate on each share of the Company’s Series B Preferred Stock; (o) reclassify, combine, split or subdivide, directly or indirectly, any of its capital stock; (p) permit any item of material intellectual property to lapse or to be abandoned, dedicated, or disclaimed, fail to perform or make any applicable filings, recordings or other similar actions or filings, or fail to pay all required fees and taxes required or advisable to maintain and protect its interest in such intellectual property; or (q) enter into any contract, arrangement, understanding or other similar agreement with respect to any of the foregoing. Additionally, the Governance Agreement provides a preemptive right to SPI in the case of certain issuances of equity securities. On May 8, 2018, the Company filed a lawsuit against SPI in the Circuit Court, Waukesha County of the State of Wisconsin seeking a declaratory judgment releasing the Company from its obligations under the Governance Agreement. See further discussion of lawsuit in Note 18 – Subsequent Event.

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

NOTE 14 - COMMITMENTS

Leasing Activities

Operating Leases

Operating lease expense recognized during the three and nine months ended March 31, 2018 was $47,726 and $89,346 respectively. Operating lease expense recognized during the three and nine months ended March 31, 2017 was $16,642 and $45,739, respectively. Operating lease expense is included in operating expenses in the condensed consolidated statements of operations.

In December 2017, the Company entered into a seven-year office lease agreement to replace the Company’s former headquarters, which was sold on January 31, 2018. Monthly rent for the first twelve months of the lease is $13,845 and increases by approximately 1.5% for each succeeding 12 month period. Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for further detail related to the sale of the Company’s headquarters.

As of March 31, 2018, and June 30, 2017, the carrying value of the right of use asset was $1,135,174 and $150,214, respectively, and is separately stated on the condensed consolidated balance sheets. The related short-term and long-term liabilities as of March 31, 2018 were $194,496 and $940,678 and as of June 30, 2017 were $65,004 and $85,210, respectively. The short-term and long-term liabilities are included in “Accrued expenses” and “Other long-term liabilities,” respectively, in the condensed consolidated balance sheets.

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases are summarized below:

	March 31, 2018	June 30, 2017
Weighted-average remaining lease term (in years)
Operating leases	6.24	2.37
Weighted-average discount rate
Operating leases	5.0%	5.0%

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheet as of March 31, 2018:

2018	$61,679
2019	248,148
2020	210,260
2021	172,317
2022	174,873
Thereafter	463,275
Total undiscounted lease payments	1,330,552
Present value adjustment	(195,378)
Net operating lease liabilities	$1,135,174

Short-term Leases

The Company leases facilities in Honolulu, Hawaii, Milwaukee and Madison, Wisconsin and Shanghai, China from unrelated parties under lease terms that will expire over the next twelve months. Monthly rent for the twelve-month rental periods is between $400 and $2,010 per month. Rent expense of $17,068 and $38,203 was recognized during the three and nine months ended March 31, 2018, respectively. Rent expense of $22,497 and $66,122 was recognized during the three and nine months ended March 31, 2017, respectively. Short-term rent expense is included in operating expenses in the condensed consolidated statement of operations.

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

Total employer contributions recognized in the condensed consolidated statements of operations under this plan were $50,518 and $151,431 for the three and nine months ended March 31, 2018, respectively. Total employer contributions recognized in the condensed consolidated statements of operations under this plan were $61,448 and $146,005 for the three and nine months ended March 31, 2017, respectively.

NOTE 16 - INCOME TAXES

The Company had no current or deferred provision (benefit) for income taxes for the three and nine months ended March 31, 2018 or March 31, 2017. The income tax provision for the three and nine months ended March 31, 2018 and March 31, 2017 was determined by applying an estimated annual effective tax rate of 0.0% to the loss before income taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits, and the continuing assessment of a valuation allowance against all of the deferred income tax assets that will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against all of its net deferred income tax assets as of March 31, 2018 and June 30, 2017.

On December 22, 2017, the President of the U.S. signed the Tax Act into law. The Tax Act includes several changes to existing tax law, including a permanent reduction in the U.S. federal statutory tax rate from 35% to 21%, further limitations on the deductibility of interest expense and certain executive compensation, repeal of the corporate Alternative Minimum Tax and imposition of a territorial tax system. While some of the new provisions of the Tax Act will impact the Company in fiscal 2019 and beyond, the change in the U.S. federal statutory tax rate was effective January 1, 2018. During the second quarter of fiscal 2018, the Company was required to revalue its U.S. federal deferred tax assets and liabilities at the new U.S. federal statutory tax rate in the period of enactment. As the Company has provided for a valuation allowance against all of its net deferred income taxes, the revaluation resulted in no charge to income tax expense for the three and six months ended December 31, 2017.

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

NOTE 18 - SUBSEQUENT EVENT

On May 8, 2018, the Company filed a lawsuit against SPI in the Circuit Court, Waukesha County of the State of Wisconsin seeking a declaratory judgment releasing the Company from its obligations under the Governance Agreement (the “SPI Dispute”). The complaint in the SPI Dispute asserts, among other things, that the Company should be released from its obligations under the Governance Agreement due to the Doctrine of Frustration of Purpose. As detailed in the complaint, the basis for this claim is that the Company’s principle purpose for entering into the Governance Agreement was as a condition and inducement to SPI to enter into the Supply Agreement, and that due to SPI’s failure to perform its obligations under the Supply Agreement, that purpose was frustrated.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “goal,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding project completion timelines, our ability to monetize our PPA assets, statements regarding the sufficiency of our capital resources, expected operating losses, expected revenues, expected expenses and our expectations concerning our business strategy. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our historical and anticipated future operation losses and our ability to continue as a going concern; our ability to raise the necessary capital to fund our operations and the risk of dilution to shareholders from capital raising transactions; our ability to remain listed on the NYSE American; the effects of a sale or transfer of a large number of shares of our common stock; the competiveness of the industry in which we compete; our ability to successfully commercialize new products, including our EnSync Home Energy System, MatrixTM Energy Management, DER FlexTM, DER SupermoduleTM System and AgileTM Hybrid Storage Systems; our ability to lower our costs and increase our margins; the failure of our products to perform as planned; our ability to improve the performance of our products; our ability to build quality and reliable products and market perception of our products; our ability to grow rapidly while successfully managing our growth; our ability to maintain our current and establish new strategic partnerships; our dependence on sole source and limited source suppliers; our limited experience manufacturing our products on a large-scale basis; our product, customer and geographic concentration, and lack of revenue diversification; the ability of SPI to influence key decision making; the potential of Melodious to acquire complete control; the effect laws and regulations of the Chinese government may have on our China Joint Venture; our ability to enforce our agreements in Asia; our ability to retain our managerial personnel and to attract additional personnel; our ability to manage our international operations; the length and variability of our sales cycle; our increased emphasis on larger and more complex system solutions; our lack of experience in the PPA business; our reliance of third-party suppliers and contractors when developing and constructing systems for our PPA business; our dependence on governmental mandates and the availability of rebates, tax credits and other economic incentives related to alternative energy resources and the regulatory treatment of third-party owned solar energy systems; our ability to protect our intellectual property and the risk we may infringe on the intellectual property of others; the cost of protecting our intellectual property; future acquisitions could disrupt our business and dilute our stockholders; and the other risks and uncertainties discussed in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and our subsequently filed Quarterly Report(s) on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Power Purchase Agreements

We are addressing our target markets as a developer and a financial packager primarily through the use of PPAs. Navigant Research forecasts the annual market for solar plus energy storage distributed energy systems to grow to nearly $50 billion by 2026, with a compound annual growth rate of more than 40 percent in such period. Under this PPA structure, we agree to develop and supply a system that uses our and other companies’ products and the offtaker agrees to purchase electricity from the completed system at a fixed rate for typically a 20-year period. Through these arrangements, the offtaker receives the benefit of a low and fixed price for electricity without incurring the capital expenditures required to develop and build the system.

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

Our sales agreement with the buyer of the system typically provides for us to receive an upfront payment and additional progress payments to be made based upon achievement of certain key procurement, construction and commissioning milestones.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2018, as compared with the three months ended March 31, 2017

Revenue

Our revenues for the three months ended March 31, 2018 increased $3,022,573 to $3,073,078, as compared to the three months ended March 31, 2017. The increase in revenues in the three months ended March 31, 2018 was principally the result of an increase in revenues recognized under the percentage of completion method from our existing PPA systems and the sale of three new PPA systems. The Company had 10 PPA systems contribute to revenues in the three months ended March 31, 2018.

Costs and Expenses

Total costs and expenses for the three months ended March 31, 2018 increased $1,505,521, or 33.7%, to $5,968,472, as compared to the three months ended March 31, 2017. This increase in total costs and expenses were primarily due to the following factors:

•	$2,032,288 increase in costs of product sales, principally due to the cost of product sales associated with the increase in revenues recognized under the percentage of completion method from our PPA systems;

•	$230,431 decrease in advanced engineering and development, principally due to the winding down of a R&D project and lower wages and benefits; and

•	$261,534 decrease in selling, general and administrative expenses principally due to a $305,758 decrease in stock compensation expense and a $120,735 decrease in accruals for annual performance-based cash incentives, offset by $103,036 increase in consulting services.

Gross margin improved to 27.2% percent during the three months ended March 31, 2018, as compared to a negative margin in the three months ended March 31, 2017, principally due to the continued efficiencies in the procurement, construction and sale process for PPA systems.

Other Income (Expense)

Total other income (expense) for the three months ended March 31, 2018 increased by $17,958, to an expense of $188,348, as compared to an expense of $170,390 for the three months ended March 31, 2017. The decrease in other income (expense) was attributable to an equity in loss of investee company related to our China Joint Venture of $246,980 in the three months ended March 31, 2018, as compared to $170,084 in the three months ended March 31, 2017; offset by an increase in other income of $61,509 related to the $61,129 gain recognized from the sale of the Company’s headquarters on January 31, 2018.

Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for further detail related to the sale of the Company’s headquarters.

Net Loss

Our net loss attributable to EnSync, Inc. for the three months ended March 31, 2018 decreased by $1,520,670, or 34.1%, to $2,933,444 from the $4,454,114 net loss for the three months ended March 31, 2017. This decrease in net loss was principally due to the increase in PPA revenue and improved PPA system margins.

Nine months ended March 31, 2018, as compared with the nine months ended March 31, 2017

Revenue

Our revenues for the nine months ended March 31, 2018 increased by $838,198, or 8.9%, to $10,281,833, as compared to the nine months ended March 31, 2017. The increase in our revenues was attributable to an increase in revenues recognized under the percentage of completion method from our existing PPA systems and the sale of seven new PPA systems in the nine months ended March 31, 2018. The Company had 11 PPA systems contribute to revenues in the nine months ended March 31, 2018.

Costs and Expenses

Total costs and expenses for the nine months ended March 31, 2018 decreased $3,217,492, or 14%, to $19,703,577, as compared to the nine months ended March 31, 2017. This decrease in total costs and expenses was primarily due to the following factors:

•	$1,725,997 decrease in costs of product sales principally due to the continued efficiencies in the procurement and construction of PPA systems in the current year;

•	$937,725 decrease in costs of engineering and development due to timing of costs incurred under the Lotte R&D Agreement in the prior year with no similar projects in the current year;

•	$770,338 decrease in selling, general and administrative expenses principally due to a $321,838 decrease in legal expenses and $811,133 decrease in stock compensation expense, offset by $244,370 increase in consulting services; and

•	$447,000 impairment charge on the building and land in the nine months ended March 31, 2018 related to the sale of our corporate headquarters.

Gross margin improved to 22.4% percent during the nine months ended March 31, 2018, as compared to a negative 2.8% in the nine months ended March 31, 2017, principally due to the continued efficiencies in the procurement, construction and sale process for PPA systems.

Other Income (Expense)

Total other income (expense) for the nine months ended March 31, 2018 increased by $91,299 to a loss of $258,466, as compared to a loss of $167,167 for the nine months ended March 31, 2017. The increase in other income (expense) was attributable to an equity in loss of investee company related to our China Joint Venture of $385,443 in the nine months ended March 31, 2018, as compared to an equity in loss of investee company of $171,816 in the nine months ended March 31, 2017; offset by an increase in other income of $129,602 related to the $61,129 gain recognized from the sale of the Company’s headquarters on January 31, 2018 and additional gains recognized on the sale of equipment in the nine months ended March 31, 2018, as compared to the nine months ended March 31, 2017.

Net Loss

Our net loss attributable to EnSync, Inc. for the nine months ended March 31, 2018 decreased by $4,012,619, or 30%, to $9,360,921 from the $13,373,540 net loss for the nine months ended March 31, 2017. This decrease in net loss was principally due to the improved PPA system margins and the decrease in costs of engineering and development related to the Lotte R&D Agreement from the nine months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts. Total capital stock and paid in capital as of March 31, 2018 was $143,937,455, as compared with $143,082,944 as of June 30, 2017. We had an accumulated deficit of $134,000,565 as of March 31, 2018, as compared to $124,639,644 as of June 30, 2017. At March 31, 2018 we had net working capital of $6,795,638, as compared to $12,551,092 as of June 30, 2017. Our shareholders’ equity as of March 31, 2018 and June 30, 2017, exclusive of noncontrolling interests, was $8,352,244 and $16,858,722, respectively.

On June 22, 2017, the Company completed an underwritten public offering of its Common Stock at a price to the public of $0.35 per share. The Company sold a total of 7,517,000 shares of its Common Stock, including over-allotments, in the offering for net proceeds of $2,192,514, after deducting the underwriting discount and expenses.

At March 31, 2018, our principal sources of liquidity were our cash and cash equivalents, which totaled $5,349,640, accounts receivable of $1,512,630 and costs and estimated earnings in excess of billings of $248,156. On January 31, 2018, we completed the sale of our corporate headquarters pursuant to which we received net proceeds of $1,725,326, after payment in full of our mortgage, related interest and customary closing costs.

We believe that cash and cash equivalents on hand at March 31, 2018, and other potential sources of cash, including net cash we generate from closing projects in our backlog and pipeline and potential financing options, will be sufficient to fund our current operations through the fourth quarter of fiscal 2019. While we believe our pipeline of projects is deep, there can be no assurances that projects will close in a timely manner to meet our cash requirements. We are also working to improve operations and enhance cash balances by continuing to drive cost improvements and reducing our spend on research and development. Also, we are currently exploring potential financing options that may be available to us, including strategic partnership transactions, PPA project financing facilities, and if necessary, additional sales of Common Stock or other debt or equity securities. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to increase revenues and achieve profitability in a timely fashion, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations, execute our growth plan, take advantage of future opportunities or respond to customers and competition.

Cash Flows

Cash decreased $6,433,322 in the nine months ended March 31, 2018, ending the period at $5,349,640. Cash decreased $4,789,418 in the nine months ended March 31, 2017, ending the period at $12,399,671.  The increase in the usage of cash in the nine months ended March 31, 2018, as compared to the prior year, is due to the following:

Operating Activities

Our operating activities used cash of $8,066,662 for the nine months ended March 31, 2018, as compared to cash used of $4,578,824 in the nine months ended March 31, 2017. The increase in the cash used in the nine months ended March 31, 2018 is attributable to the conversion of deferred PPA project costs into cash related to the PPA systems sold to AEP Onsite Partners in the prior year and the timing of customer collections related to PPA systems in the nine months ending March 31, 2018; offset by the timing of engineering, procurement and construction vendor payments in the nine months ended March 31, 2018.

Investing Activities

Our investing activities provided cash of $2,252,400 for the nine months ended March 31, 2018, as compared to cash used of $31,039 in the nine months ended March 31, 2017. The increase in the cash provided is attributable to net proceeds received of $2,187,317 on the sale of our corporate headquarters on January 31, 2018.

Financing Activities

Our financing activities used cash of $619,017 for the nine months ended March 31, 2018, as compared to cash used of $180,133 in the nine months ended March 31, 2017. The increase in the cash used is attributable to the payment in full of our outstanding mortgage balance of $434,184 in connection with the sale of the Company's corporate headquarters on January 31, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our PEO and PFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of March 31, 2018. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company to conform with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements of fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Except as described below we are not currently a party to any pending legal proceedings.

On May 8, 2018, we filed the SPI Dispute. Our complaint in the SPI Dispute asserts, among other things, that the Company should be released from its obligations under the Governance Agreement due to the Doctrine of Frustration of Purpose. As detailed in the complaint, the basis for this claim is that the Company’s principle purpose for entering into the Governance Agreement was as a condition and inducement to SPI to enter into the Supply Agreement, and that due to SPI’s failure to perform its obligations under the Supply Agreement, that purpose was frustrated.

While no assurance can be given regarding the outcome of this matter, based on information currently available, the Company believes that the resolution of this matter will not have a material adverse effect on the financial position or results of future operations of the Company.

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

On May 8, 2018, we filed the SPI Dispute. Our complaint in the SPI Dispute asserts, among other things, that the Company should be released from its obligations under the Governance Agreement due to the Doctrine of Frustration of Purpose. As detailed in the complaint, the basis for this claim is that the Company’s principle purpose for entering into the Governance Agreement was as a condition and inducement to SPI to enter into the Supply Agreement, and that due to SPI’s failure to perform its obligations under the Supply Agreement, that purpose was frustrated.

The outcome of any litigation is inherently uncertain and there can be no assurance that we will prevail in the SPI Dispute. The SPI Dispute, and any counterclaims that may result from it, could result in the diversion of management’s time and attention away from business operations. While we are not seeking monetary damages from SPI at this time, SPI may assert a counterclaim against us seeking monetary damages. Our legal expenses incurred in litigating the complaint and defending against any potential counterclaims, and any other similar or related matter, could be significant, and a ruling against us, or any settlement, could have a material adverse effect on us and our business, liquidity, financial condition and results of operation. Regardless of whether the SPI Dispute or any counterclaims are resolved in our favor or against us, such claims may be expensive and time consuming to litigate and resolve.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference to

3.1	Articles of Incorporation of EnSync, Inc., as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

3.2	Articles of Amendment to Articles of Incorporation of EnSync, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2016

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 14, 2015

3.5	Amended and Restated By-laws of EnSync, Inc. (as of November 4, 2009)	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

4.2	Form of Underwriter Warrant	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 10, 2012

4.3	Form of Underwriter’s Warrant	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 23, 2017

10.1	Offer to Purchase, dated October 12, 2017, between EnSync, Inc. and CSJM LLC	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2018

10.2*	Employment Agreement, dated as of February 12, 2018, between EnSync, Inc. and William J. Dallapiazza

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

* Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned on May 15, 2018, thereunto duly authorized.

ENSYNC, INC.

By:	/s/ Bradley L. Hansen
Name:	Bradley L. Hansen
Title:	Chief Executive Officer
and President and Director
(Principal Executive Officer)

By:	/s/ William J. Dallapiazza
Name:	William J. Dallapiazza
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

