Form 10-K
period 2018-06-30
EnSync, Inc.
filed 2018-09-25
CIK 1140310

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). ☑ Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ Section 232.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, computed by reference to the closing price as reported on the NYSE American on December 31, 2017, which was the last business day of the registrant's most recently completed second fiscal quarter, was $14,244,368.

As of September 25, 2018, the Company had 68,014,385 shares of its Common Stock, par value $0.01 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended June 30, 2018. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

ENSYNC, INC.

2018 ANNUAL REPORT ON FORM 10-K

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “goal,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Annual Report on Form 10-K regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding project completion timelines, our ability to monetize our power purchase agreement (“PPA”) assets, statements regarding the sufficiency of our capital resources, expected operating losses, expected revenues, expected expenses and our expectations concerning our business strategy. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our historical and anticipated future operational losses and our ability to continue as a going concern; our ability to raise the necessary capital to fund our operations and the risk of dilution to shareholders from capital raising transactions; our ability to remain listed on the NYSE American; the effects of a sale or transfer of a large number of shares of our Common Stock; the competitiveness of the industry in which we compete; our ability to successfully commercialize new products, including our EnSync Home Energy System, MatrixTM Energy Management, DER FlexTM, DER SupermoduleTM System and AgileTM Hybrid Storage Systems; our ability to lower our costs and increase our margins; the failure of our products to perform as planned; our ability to improve the performance of our products; our ability to build quality and reliable products and market perception of our products; our ability to grow rapidly while successfully managing our growth; our ability to maintain our current strategic partnerships and establish new strategic partnerships; our dependence on sole source and limited source suppliers; our limited experience manufacturing our products on a large-scale basis; our product, customer and geographic concentration, and lack of revenue diversification; the potential of Melodious Investments Company Limited and its affiliates (the “Melodious Group”) to acquire complete control; the effect laws and regulations of the Chinese government may have on our China joint venture; our ability to enforce our agreements in Asia; our ability to retain our managerial personnel and to attract additional personnel; our ability to manage our international operations; the length and variability of our sales cycle; our increased emphasis on larger and more complex system solutions; our lack of experience in the PPA business; our reliance on third-party suppliers and contractors when developing and constructing systems for our PPA business; our dependence on governmental mandates and the availability of rebates, tax credits and other economic incentives related to alternative energy resources and the regulatory treatment of third-party owned solar energy systems; our ability to protect our intellectual property and the risk we may infringe on the intellectual property of others; the cost of protecting our intellectual property; future acquisitions could disrupt our business and dilute our stockholders; and the other risks and uncertainties discussed in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections of this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Item 1. BUSINESS

EnSync, Inc. and its subsidiaries, which are often referenced as EnSync Energy or EnSync for marketing and branding purposes (“EnSync Energy,” “EnSync”, “we,” “us,” “our,” or the “Company”) is a renewable energy systems and services company whose innovative and differentiated technologies and capabilities are designed to deliver the least expensive, highest value and most reliable electricity. With the Company’s May 2018 announcement of the EnSync Home Energy System, we now serve all three major markets in the renewable energy space: Residential Energy Systems, Commercial Energy Systems and Independent Utility Energy Systems. Our systems utilize highly configurable modules, that together with our Auto-Sync DC Bus and DER FlexTM internet of energy control platform, enable simple design, configuration and deployment of mass-customized systems that meet the specific needs of each project with the best possible economics in a highly dynamic environment with multiple economic value streams. We are vertically integrated, from lead generation to system design and deployment, to warranty and operating and maintenance services. We typically utilize a 20-year PPA structure where the offtaker contracts to purchase electricity from a completed system owned by a third-party that acquires the PPA from us. We also sell systems directly to the end customer or through our channel partners.

Incorporated in 1998, EnSync is headquartered in Menomonee Falls, Wisconsin, USA, with offices in Madison, Wisconsin, Petaluma, California, Honolulu, Hawaii and Shanghai, China.

Energy Market Trends and Inflection Points

A fundamental shift is taking place in the way energy is generated, distributed and consumed in the U.S. and other world markets. Government policies at the federal and state level continue in aggregate to support the mass proliferation of renewable energy generation. Concurrently, legacy carbon emitting and nuclear energy sources of generation are being decommissioned. With renewable generation being intermittent in nature, and peak generation being either mid-day for solar or at night for wind, there is now a large issue with mismatch of supply and demand since peak consumption is in the early evening and shortly after sunrise. This mismatch of supply and demand is creating challenges for the overall grid system. So while government policies are strongly incentivizing renewable generation, there is now a realization that energy storage should be coupled with renewable energy generation in order to more effectively match supply and demand. There is a push to do this at the utility level, but recently also a significant push to create solar plus energy storage installations that are distributed closer to the source of electricity demand, including at commercial buildings and residential properties. Distributing the solar plus energy storage installations closer to the demand makes sense both from an efficiency standpoint, as there are far fewer line losses, as well as from a grid reliability perspective. These solar plus storage assets are referred to as distributed energy resources (“DERs”), and this trend from simple solar distributed generation systems (“DG Systems”), that are on or off based upon when the sun is shining, to DERs which can give more control over the generated electricity use, is one of the most exciting developments in the energy market in the last 50 years. Navigant Research forecasts the annual market for solar plus energy storage distributed energy systems to grow to nearly $50 billion by 2026, with a compound annual growth rate of more than 40 percent in such period. DERs can feature generation as large as 5 MW or as small as can fit on a single family, residential property. However, the integration of solar and energy storage systems into a residence or building that has a highly dynamic load during the day creates a complexity that requires sophisticated, efficient power electronics and control systems. This complexity is what enables EnSync to develop highly differentiated DER system solutions.

There is also an additional market inflection based upon a widespread trend towards democratization in tightly controlled legacy industries, where consumer behavior and choice is driving radical market fragmentation. This trend cannot be understated as consumer behavior often vastly overwhelms other factors that change entire industries. Ridesharing, cord cutting with cable companies, streaming music and peer-to-peer property rentals are just a few examples of the breathtaking pace of change and push for independence that has taken place across legacy, tightly controlled markets. There is almost no market imaginable that is more ripe for disruption and democratization than energy generation and consumption, and consumers wanting to take control from the utility. A key driver for these types of massive market disruptions is not only the desire for individual control, but also the cost of the inputs. For residential and commercial DERs, the decreasing cost of solar modules and lithium-ion batteries, both of which have dropped by 80% since 2010, is expected to accelerate this shift. This trend towards self-generation will be transformative and with its products, services and business models, EnSync is poised to drive and capitalize on this trend.

Our Products and Technology

We leverage core, differentiated technologies and business models that are largely common across Residential Energy Systems, Commercial Energy Systems and Independent Utility Energy Systems markets. We have a track record of bringing not only leapfrog innovation to the energy market, but being able to commercialize that innovation for successful customer and business results.

MatrixTM Energy Management System with Auto-Sync DC-Bus

Our MatrixTM Energy Management System is breakthrough technology as a behind-the-meter energy control system targeted specifically at the Commercial Energy Systems and Residential Energy Systems markets. MatrixTM delivers comprehensive functionality with power management and control capability for performing multiple, simultaneous applications each delivering economic value by saving money, selling grid services or providing resiliency. The MatrixTM provides:

•	active energy synchronization for any or all direct current (“DC”) and alternating current (“AC”) inputs and outputs;

•	prioritization and optimization of all generating assets without system controllers and complex algorithms;

•	management of every power and energy storage application and asset in simultaneous operation; and

•	modular, scalable, efficient and future proof energy management as a 20-year asset.

MatrixTM utilizes our patented Auto-Sync DC-Bus, enabling simple integration of all AC and DC system inputs, and automatically routing the generated electricity in the most efficient and cost-effective manner, in or out of the building. MatrixTM is modular and configurable, designed to meet the building owner’s needs today, as well as providing a future proof solution for potential applications tomorrow. It also enables complete DER asset-to-utility communication for smart export, or no export, and can be clustered in a secure network as a set of assets that in the future will be able to perform real-time spot market electricity sales through our DER FlexTM internet of energy control platform to the utility, grid operator or peers in a networked community.

MatrixTM is elegant in its simplicity and reliability as there are no complex control algorithms that need to be developed for specific use cases. Its modularity and scalability enables mass customization for any sized installation or application set from residential energy systems to large-scale commercial energy systems. MatrixTM is a key differentiator in the Commercial Energy Systems market for DERs, and a major advantage incorporated into our recently announced EnSync Home Energy System.

Home Energy System

In May 2018, we formally launched the Company's leapfrog EnSync Home Energy System for property developers and residential customers, which will allow for a completely integrated system with solar, energy storage, power electronics and an internet of energy control platform that delivers state-of-the-art functionality and modularity, with industry benchmark economics, safety and system efficiency. Chief advantages relative to other residential energy systems in the U.S. market are:

•	advanced lithium-ion batteries that feature a safer battery chemistry;

•	9 kW of AC power, which is enough to power the entire home for nearly all homeowners;

•	True Peer-to-PeerTM energy exchange with the EnSync DC-Link for a significant increase in generated photovoltaic (“PV”) utilization at multi-family, multi-unit residential developments;

•	unequaled modularity and configurability, with up to three 9 kWh energy storage batteries and 9 kW of PV being possible;

•	state-of-the-art power electronics for the highest efficiency available; and

•	an industry leading internet of energy control platform, DER FlexTM, with capabilities that have been proven in our commercial energy systems installations.

DER SuperModule™ System

The DER SuperModule™ System is a self-contained DER system that integrates with any facility’s renewable generation, customer load and grid interconnection. The result is a plug and play solution for deploying the least expensive, highest value and most reliable electricity. Featuring the patented Matrix™ Energy Management technology and application specific combination of both power and energy storage, the DER SuperModuleTM System creates a high-performance DER that today enables the grid network of tomorrow, and provides unparalleled capability for remote microgrid environments.

From sub-500 kWh to more than 1 MWh in size, the DER SuperModuleTM System enables the optimum initial system configuration, along with the ability to evolve over the lifetime of the installation to continually maximize new avenues that make or save money. With the changing nature of energy policies and available revenue streams, our innovative power controls and storage technologies, fully integrated within a container, provide the greatest performance advantages in developing environments.

DER FlexTM Internet of Energy Control Platform

The DER Flex™ is a breakthrough internet of energy control platform that seamlessly connects owners of DERs for the Commercial and Residential Energy Systems markets to real time information, system reporting and other vital functions for asset management. It also provides access to market information such as utility rate data, utility ancillary services rates, real time wholesale energy prices so the asset owner can monetize exported electricity, and weather forecast data for optimizing system performance. For example, if it is going to be a sunny morning, but a cloudy afternoon, the DER FlexTM can automatically charge the batteries so that they can discharge and compensate for the low solar afternoon. DER FlexTM uses utility grade hardware and standard utility communication protocols, providing a secure communication link between the DER and the utility. DER FlexTM allows multiple DERs to be aggregated into a larger generation source by the utility or grid operator. This ensures the means to make or save money behind-the-meter (also referred to as the customer side of the meter), while concurrently providing utilities the opportunity to use DERs for an array of grid enhancing services. Automation of these transactions means DER facility operators do not need to become experts in energy markets to maximize revenue. They can simply focus on monitoring the energy system’s performance, while receiving a revenue stream and benefiting from utility bill reductions.

True Peer-to-PeerTM Energy Exchange with DC-Link

Many multi-family, multi-unit properties are composed of dwellings that have a low electricity load, such as normally exists in one and two bedroom units. With utility net metering credits being significantly reduced or eliminated, it is almost impossible to install solar on these low load units because too much of the solar generation is exported to the grid for little or no credit and it will overwhelm any PV related savings. Energy storage can help alleviate this problem, but cannot by itself solve all the problems, especially if the residents are gone much of the daytime, or are frequently traveling. In this case, the battery will quickly charge to capacity and any excess gets exported to the grid. Also, if the development is a rental property, 10-15% vacancy rates are typical and once the battery is fully charged, the electricity will just be exported to the grid for zero credit since there is no grid electricity consumption to offset. In summary, the economics of deploying solar in large multi-unit, multi-family properties is becoming challenging, if not impossible, especially in regions that have reduced net metering credits.

With the breakthrough of the EnSync Home Energy System and True Peer-to-PeerTM energy exchange technology, individual residential units can be networked into a community utilizing a physical DC-Link that connects the units behind their respective meters. Each unit can be configured with an optimum amount of solar generation and battery storage for the energy demands of that individual unit. Should any unit have excess solar generation that cannot be stored by the battery system, that electricity is available for use by any other unit in the network. Impacts of micro-loading, extended absences and time of day surpluses or shortages for any individual unit can be aggregated across the overall population of residences in the networked community. Low load units can be served by the overall DC-Link electricity and may not even need PV at all. The payoff for this property-wide generation efficiency is simple, lower grid electricity consumption and maximum utilization of your solar generation across the development. The EnSync Home Energy System and True Peer-to-PeerTM energy exchange technology can be deployed for new greenfield developments or existing properties.

Concurrent with our May 2018 entry into the Residential Energy Systems market, EnSync also announced the first project deployment for True Peer-to-PeerTM at Keahumoa Place, an approximately 300 unit affordable housing development in Oahu, Hawaii. This installation is the first of its kind in the U.S.

Hybrid Energy Storage Systems

There are potentially a dozen or more applications that can be performed by a DER in any given commercial installation. Each application must be optimized for performance and economics to either make or save the most money. Some of these applications require high power for short duration many times a day, while others require energy for long durations at lower frequencies, usually only once a day. We utilize hybrid battery storage systems so that all potential customer applications benefitting from batteries can be addressed with the most reliable, cost effective and longest lifetime solution. This unique capability to incorporate both power and energy batteries into the same DER, with them being independently controlled without complex software algorithms, is a strong market differentiator and driver of increased DER system value.

Target Markets

Our energy management systems, storage technologies and internet of energy control platform targets a variety of applications in three primary markets: Residential Energy Systems, Commercial Energy Systems and Independent Utility Energy Systems.

Residential Energy Systems

In March 2018, GTM Research (“GTM”) forecasted that the market for deployed residential energy storage system capacity in the U.S. would grow at a compound annual growth rate (“CAGR”) of more than 80% from 2018 through 2023, compared to the overall U.S. storage market growth of approximately 50% CAGR. GTM also forecasts that nearly 7.0 GWh of energy storage batteries will be installed in the residential market during this period. We estimate that this translates into an approximate U.S. residential energy storage system served market size of approximately $6.5 billion over this same period of time. We believe that by 2021, the Residential Energy Systems market in the U.S. will be larger in value and capacity deployed than the Commercial Energy Systems market. In May 2018, we formally launched the Company's leapfrog EnSync Home Energy System for property developers and residential customers, which will allow for a completely integrated system with solar, energy storage, power electronics and an internet of energy control platform that delivers state-of-the-art functionality and modularity, with industry benchmark economics, safety and system efficiency.

Our initial focus is the market for multi-family, multi-unit residential properties, where our differentiation is maximized. In 2020 and beyond, we expect to expand the market by building a developer network for the product. By 2021, we expect our Residential Energy Systems business to surpass the Commercial Energy Systems business in size.

Commercial Energy Systems

We provide revolutionary energy systems that enable a dramatic reduction in the cost of electricity and increases the financial returns for commercial building installations, including DERs, DG Systems and systems for data centers. Our systems create net zero buildings and provide utilities with sources of energy in critical peak or critical load situations.

•	High-Performance DERs: Our DER SuperModuleTM System is a self-contained DER system that integrates with any building’s renewable generation, load and grid interconnection. The result is a plug and play solution for deploying the least expensive, highest value and most reliable electricity.

•	Solar DG Systems: We install a large number of DG Systems for commercial buildings, in cases where the installation has a very high load that consumes all solar or a rate structure that does not benefit from installation of a DER. We custom engineer the systems for the specific building opportunity, then work with a network of partners on the installation and commissioning.

•	Modular Data Centers: The MatrixTM platform is ideal for the head-end and hub type of data centers deployed by multi-system operators in the U.S. that manage voice, video and data streaming. These data centers benefit from the MatrixTM being capable to easily scale to the needs of the data center, based upon 50 kW power blocks, as well as its ability to enable the industry to transition to a 380V DC architecture from the current higher cost 48V DC. The modular nature of our product enables the tailoring of the system to the specific needs of a location without incurring a large amount of expenses performing customer engineering.

Independent Utility Energy Systems

We are engaged in providing energy systems that effectively perform as a proxy for a utility. These independent utility energy systems can be solar only, solar plus energy storage, or even energy storage by itself. For example, in the third quarter of fiscal 2018, we announced our entry into the Illinois market and plan to target community solar installations as part of that state’s renewable energy resource plan. Residents in the utility service territory where the installation is located can subscribe to the power being produced. We are partnering with entities established in the state that will contract with the subscribers for the power from the installations that are designed and deployed by us.

Off-grid, micro-utility systems are another focus of EnSync, with markets such as Africa being ideal for our products and services. Our modular technologies and analytic capabilities meet the complexities of the burgeoning microgrid market in African countries, where energy demand is growing rapidly, but traditional electricity infrastructure is often lacking. Thousands of microgrids will be required throughout the continent in order to provide electricity to the many millions of people who currently lack access to electricity.

Multiple Business Models

Power Purchase Agreements

The majority of our business is addressed through the use of PPAs. Under this PPA structure, we agree to develop and supply an energy producing system and the building owner or offtaker agrees to purchase the electricity from the completed system at a contracted rate, usually for a 20-year period. Through these arrangements, the offtaker receives the benefit of a low and contracted price for electricity without incurring the capital expenditures required to develop and build the system.

Because building these PPA projects requires significant long-term capital outlays, we do not intend to own the PPA projects, but rather seek to sell them to third-party investors once we have completed the site development process. Site development activities include: (i) finalizing the engineering design of the system, (ii) applying for and receiving the necessary permits for construction of the system and (iii) negotiation of an interconnection agreement with the local utility. This site development process typically takes three to four months.

We typically do not begin construction of a specific PPA project or procure materials until the PPA project has been sold to a third-party. Accordingly, during the site development process, we engage in a sale process and provide interested purchasers with information related to the system. The purchase price for a particular system is determined through a formula that we believe is customary in the solar industry, taking into account the revenue stream to be received from the offtaker, discounted to present value based on customary internal rates of return for similar projects, the costs of completing, maintaining and administering the system and certain other factors.

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

We recognize revenue from these PPAs on a percentage of completion basis as we build out and commission the system. Costs and estimated earnings in excess of billings represent amounts earned and reimbursable under contracts with the system purchaser and is carried as an asset on our consolidated financial statements. Any excess cash received from the system purchaser in excess of recognized revenue is recorded as billings in excess of costs and estimated earnings and is carried as a liability on our consolidated financial statements. Based on our experience to date, we expect to recognize all revenue from a particular PPA project typically within 12 months of the signing of the related PPA.

We may also enter into a service agreement with the owner of a PPA project pursuant to which we provide ongoing administrative, operating and maintenance services. These agreements usually have a term which matches the PPA term. We recognize revenue from a service agreement ratably over the life of the related agreement.

Direct Sales

We sell entire systems, including energy storage, energy management systems, PV distributed generation and the internet of energy control platform in their entirety, directly to customers. In these cases, the customers are generally directly procuring the system and taking any associated tax credits. In some instances, we sell components of systems to an intermediary doing the overall project development for the end customer, such as a MatrixTM Energy Management System being sold for a specific customer opportunity.

Strategic Partners

We continue to utilize strategic partners to maximize our speed to market with solutions, augment our capabilities and expand our global presence, and plan to continue to evolve strategic relationships in geographic markets that offer rapid and substantial growth opportunities. Strategic partners offer numerous benefits such as market entry and penetration, low-cost manufacturing, financial consideration, technical complement, government relationships and integration as well as support services.

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

Intellectual Property

Our market position, in part, depends on our intellectual property (“IP”) portfolio and our ability to obtain and maintain intellectual property protection for our products, processes, technology and know-how.  We seek to protect our IP by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development and conduct of our business.  We also rely on trademarks, trade secrets, know-how and continuing technological innovation to evolve and secure our proprietary position.  When it is determined that a trade secret is the most prudent approach to IP protection, we employ confidentiality agreements with our employees, customers, prospective customers, consultants, advisors, contractors or any other person or entity requiring knowledge of our IP for technology development or business development reasons.

We continue to have domestic and international patents issued on our power and energy control architecture known as the Auto-Sync DC-Bus, which is utilized in our Matrix™ Energy Management System and most recently our Home Energy System. As an extension of the Auto-Sync DC-Bus IP, we have further developed and filed IP for hybridization of multiple types of energy storage in a single system.  Other system level IP has been developed and patents filed utilizing these concepts to retrofit existing PV systems with energy storage without impacting the existing equipment and/or operation, allowing a conversion from an uncontrollable to controllable PV power generation system.  We continue to expand our Auto-Sync DC-Bus IP into system level operation of DC distribution as True Peer-to-PeerTM energy exchange. Additionally, we continue to have multiple domestic and international patents allowed and pending on power conversion control concepts related to renewable energy optimization.

We continue to view the internet of energy as a key developing market.  We have ongoing efforts towards expanding capability for Commercial and Residential Energy Systems, in addition to utility asset management.  Our control expertise and ability to leverage third-party data will be an enabling capability for a future where spot market buying and selling of electricity between asset owners and the utility is realized by an individual site or an aggregation of multiple sites.  IP for this unique approach has been developed and patents have been filed.  This advancement now allows us to be the hub through which electricity and communication between the generating assets and the utility passes.

Our structured finance team has developed proprietary economic modeling capabilities to produce financial return scenarios and create the optimal structure for our PPA business.  Our advanced modeling factors load profiles and operating requirements, as well as all sources of electricity, including DERs such as solar, batteries (single technology and power plus energy hybrid) and diesel generators, in conjunction with available utility resources.

We have filed in the U.S. and internationally for multiple patents in areas of energy storage technology and applications and control technologies.  Our filings are intended to further our differentiation, as our ability to control complex functions in simple and economical ways is unique.  Through the advanced development of our IP, our product and system solutions portfolio continues to expand.  Areas such as hybridization of multiple storage technologies, concurrent control of multiple applications without the requirement for complicated control schemes, communications and control with utility power, energy management by site and by aggregation of sites, and modular energy storage that upgrades seamlessly into existing PV systems are all breakthroughs for the commercial and industrial building market.  Additionally, we continue to advance our energy storage research and development.

To date, we have had more than 120 patents allowed or that are pending domestically and internationally, and we continue to add to this portfolio.

We use trademarks on some of our products and systems and have added registration of current and roadmap products this year in the U.S. and internationally.

Advanced Engineering and Development

Our most recent key advanced engineering initiatives and achievements are:

•	completion of leapfrog EnSync Home Energy System for property developers and residential customers;

•	completion of innovative True Peer-to-PeerTM energy exchange with DC-Link validation;

•	completion of the EnSync Home Energy System certification to the following specifications of all national and local safety and electrical codes, including UL9540, UL1642, UL1973, UN38.3, UL1741, UL1741 SA, HECO RULE 14 (SRD v1.1), CPUC-CA Rule 21, UL1998, CSA STD. C22.2 NO. 107.1, CEC/SB1, IEEE1547 and CE Mark pending;

•	completion of DER SuperModuleTM commercialization, with integrated MatrixTM Energy Management System, energy storage system and DER FlexTM internet of energy control platform;

•	completion of 3rd party validation of DER SuperModuleTM;

•	design and development of the higher power version of the MatrixTM Energy Management System for utility scale markets; and

•	design and development of our DER Flex™ internet of energy control platform for the EnSync Home Energy System, providing seamless integration into the utility grid and interface to the home.

The goal of these initiatives is to deliver differentiated product and system solutions that enable the massive expansion of renewable energy generation and to provide optimal economic benefit to our customers.

Public Policy and Regulation

Federal, state and local governmental authorities have provided economic incentives such as system performance payments, renewable energy tax credits and feed-in tariffs, to support and accelerate the adoption of solar power solutions. The Investment Tax Credit (“ITC”) provides a 30% federal tax credit for residential and commercial solar projects through 2019, and gets reduced to 26% for 2020 and 22% for 2021. In 2022, the ITC for residential projects will be reduced to zero while commercial projects will be 10%. In addition, many states have adopted renewable energy mandates such as renewable portfolio standards, which mandate that certain amounts of electricity delivered to customers must come from eligible renewable energy resources. Some states such as Hawaii, California and Illinois, where we have focused business development efforts, have significantly expanded their renewable portfolio standards in recent years. Governmental support for the development and use of renewable energy resources, in particular solar power products and solutions, is critical to the success of our strategic initiatives, and the economic viability of solar power products and solutions as an alternative to traditional energy resources. However, some of these economic incentives and government mandates are scheduled to be reduced or expire, and some could be eliminated altogether.

Alternatively, governmental bodies may also impose tariffs on imported solar equipment, power electronics modules and batteries, which may increase our supply costs. Imposition of any of these or other similar measures, particularly on supplies we import from China, would significantly increase our cost of sales and potentially cause substantial disruption to the economic model of the solar power industry as a whole.

We are closely monitoring developments in public policy and regulatory matters as a whole and adjusting our business model, strategy and execution as appropriate to adapt to any such changes. However, these and other developments may adversely impact our corporate strategy, financial condition, results of operations and future prospects. For more information about the risks related to renewable energy and solar power public policies, see “Item 1A – Risk Factors” in this Annual Report on Form 10-K.

Employees

As of June 30, 2018, we had a total of 64 full-time employees in the U.S. and China. We expect staffing numbers to increase on an as-needed basis as our business grows in accordance with our business expansion plans. None of our employees are represented by a labor union or are subject to collective-bargaining agreements.

Available Information

Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file or furnish to the Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934 as well as any amendments to any of those reports are available free of charge on or through our website as soon as reasonably practicable after we file them with or furnish them to the SEC electronically. Our website is located at www.ensync.com. In addition, you may receive a copy of any of our reports free of charge by contacting our Investor Relations department.

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

For the fiscal year ended June 30, 2018, we had revenues of $11,932,328. During this period, we had a net loss of $12,970,015 after deducting the net loss attributable to the noncontrolling interest. There can be no assurance that we will have income from operations or net income in the future. As of June 30, 2018 we had an accumulated deficit of $137,609,659 and total equity of $5,782,818. As discussed in our consolidated financial statements, our significant operating losses and operating cash flow deficits raise doubt about our ability to continue as a going concern. We anticipate that we will continue to incur losses and operating cash flow deficits until we are able to increase our revenues to a level at which we become profitable. However, we cannot predict when we will operate profitably, if ever. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

We may require a substantial amount of additional funds to finance our capital requirements and the growth of our business, and we may not be able to raise a sufficient amount of funds, or be able to do so on terms favorable to us and our shareholders, or at all.

We have incurred losses since our inception in 1998 and expect to continue to incur losses until we are able to significantly grow our revenues. Accordingly, we may need additional financing to remain in operation and to maintain and expand our business, and such financing may not be available on favorable terms, if at all. In the event that we issue any additional equity securities, investors’ interests in the Company will be diluted and investors may suffer dilution in their net book value per share depending on the price at which such securities are sold. Further, any such issuance may result in a change in control.

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

For the three-month period ended June 30, 2018, the daily trading volume for shares of our Common Stock ranged from 9,529 to 3,033,889 shares traded per day, and the average daily trading volume during such three-month period was 247,505 shares traded per day. Accordingly, our investors who wish to dispose of their shares of Common Stock on any given trading day may not be able to do so or may be able to dispose of only a portion of their shares of Common Stock.

If we fail to satisfy all required continued listing requirements, our Common Stock may be delisted from the NYSE American, which would cause our Common Stock to become less liquid.

Our shares have been listed on the NYSE American since June 18, 2007. We are required to comply with all reporting and listing requirements on a timely manner and maintain our corporate governance and independent director standards. The NYSE American imposes, among other requirements, listing maintenance standards including minimum shareholders’ equity, minimum stock price and market capitalization requirements. If we are unable to remain in compliance with applicable listing requirements and our Common Stock is delisted by NYSE American, it could lead to a number of negative implications, including reduced liquidity in our Common Stock, greater volatility in the price of our Common Stock and greater difficulty in obtaining financing. There can be no assurance that our Common Stock will remain eligible for trading on the NYSE American.

The Melodious Group could sell or transfer a substantial number of shares of our Common Stock, which could depress the price of our securities or result in a change of control of the Company.

The Melodious Group currently owns 16,550,993 shares of our Common Stock. The Melodious Group does not have any contractual restrictions on its ability to sell or transfer our Common Stock on the open market, in privately negotiated transactions or otherwise, and these sales or transfers could create substantial declines in the price of our securities or, if these sales or transfers were made to a single buyer or group of buyers, could contribute to a transfer of control of the Company to a third-party. Sales by the Melodious Group of a substantial number of shares, or the expectation of such sales, could cause a significant reduction in the market price of our Common Stock.

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

Our ability to achieve significant revenue growth will be dependent on the successful commercialization of our products, including our EnSync Home Energy System, Matrix™ Energy Management System, DER SuperModule™ System and DER FlexTM internet of energy control platform.

We anticipate that a substantial majority of our revenue in fiscal year 2019 will come from certain of our products, including our EnSync Home Energy System, Matrix™ Energy Management System, DER SuperModule™ System and DER FlexTM internet of energy control platform. If these products do not meet with market acceptance, our business, financial condition and results of operations will be adversely affected. A number of factors may affect the market acceptance of our new products, including, among others:

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

In order to successfully grow our revenues and become profitable, we will need to grow rapidly. If we fail to effectively manage this growth, our business could be adversely affected. Rapid growth will place significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, we may fail to timely deliver products to our customers in sufficient volume or the quality of our products could suffer, which could negatively affect our operating results. To effectively manage this growth, we will need to hire additional personnel, and we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. As we move forward in commercializing our new products, we will also need to effectively manage our manufacturing and marketing needs, which represent new areas of oversight for us. These additional employees, systems enhancements and improvements may require significant capital expenditures and management resources. Failure to successfully implement these improvements could hurt our ability to manage our growth and our financial position.

Our relationships with our strategic partners may not be successful, and we may not be successful in establishing additional partnerships, which could adversely affect our ability to commercialize our products and services.

Due to the expense, effort and expertise required to develop market and commercialize our products and our limited resources, an important element of our business strategy is to enter into strategic partnerships with partners who can assist us in achieving our business goals. We have entered into several strategic partnership arrangements and expect to seek additional strategic partners in the future. However, for a variety of reasons we may not be successful in these efforts. If our strategic partners do not satisfy their obligations to us, we are unable to meet our strategic partners’ expectations and demands or we are unable to reach agreements with additional suitable strategic partners, we may fail to meet our business objectives for the commercialization of our products. The terms of any additional strategic partnerships or other arrangements that we establish may not be favorable to us. Our inability to successfully implement strategic partnerships and arrangements could adversely affect our business, financial condition and results of operations.

The Melodious Group has acquired a significant portion of our Common Stock and may choose to exert its influence in a manner that is not generally in the best interests of our shareholders.

Based on an Amendment No. 6 to Schedule 13D jointly filed with the SEC on August 8, 2017 (the “Schedule 13D”) by (i) Melodious Investments Company Limited, a British Virgin Islands Company (“MICL”) and wholly owned subsidiary of Melodious International Investments Group Limited (“MIIGL”), (ii) MIIGL, a British Virgin Islands company wholly owned by Jilun He, and (iii) Jilun He, who is the sole director of both MICL and MIIGL (together with MICL and MIIGL, the “Reporting Persons”), the Reporting Persons indicated they shared power to vote or direct the vote of 8,000,000 shares of the Company’s Common Stock as of such filing date. In addition, as of such filing date, Jilun He had the sole power to vote or direct the vote of 8,550,993 shares of the Company’s Common Stock and had the sole power to dispose or to direct the disposition of such shares. As of June 30, 2018, collectively, such shares represented approximately 27.8% of our total shares of Common Stock outstanding. However, due to the provisions of the Wisconsin Business Corporation Law (the “WBCL”) described below, the voting power of the Reporting Persons held as of June 30, 2018 would be limited to 12,360,099 votes or approximately 22.4% of total votes. Under the WBCL and the control share voting restrictions provided therein, the voting power of shares of a Wisconsin corporation held by any person or persons “acting as a group for the purpose of acquiring or holding securities” (including shares issuable upon conversion of convertible securities or upon exercise of options or warrants) in excess of 20% of the voting power in the election of directors is limited to 10% of the full voting power of those shares. This voting restriction applies to shareholders of a Wisconsin corporation unless such corporation has affirmatively provided otherwise in its articles of incorporation or another exemption applies. These control share voting restrictions are applicable to the Reporting Persons because the Company has not affirmatively opted out of such restrictions in its Articles of Incorporation and no other exemption applies. Although the Melodious Group’s current voting power and its ability to increase such voting power is thus severely limited, the Melodious Group nevertheless has significant voting power and may therefore be able to exercise a substantial level of control over all matters requiring shareholder approval, including the election of directors, amendment of our Articles of Incorporation and approval of significant corporate transactions. As a shareholder, the Melodious Group is entitled to vote its shares in their own interest, which may not always be in the interest of our shareholders generally.

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

Our operations are dependent on the ability of suppliers to deliver quality components, devices and subassemblies in time to meet critical manufacturing and distribution schedules. We have transitioned a significant portion of our manufacturing operations to Anhui Meineng Store Energy Co., Ltd. (“Meineng Energy”), our China joint venture (the “Joint Venture”), as well as third-party battery and power electronics module suppliers. If we experience any constrained supply of any such component parts or difficulties with respect to Meineng Energy’s manufacturing activities, such constraints and difficulties, if persistent, may adversely affect our operating results until alternate sourcing can be developed. There may be an increased risk of supplier constraints in periods where we are increasing production volume to meet customer demands. Volatility in the prices of component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect our future operating results.

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

We have limited experience manufacturing our products on a large-scale basis and may be unable to do so at our manufacturing facilities.

To date, we have achieved only very limited production of our products on a large-scale basis. We believe the current facilities at Meineng Energy and our original equipment manufacturers are sufficient to allow us to significantly increase production of our products. However, there can be no assurance that these current facilities, even if operating at full capacity, will be adequate to enable us to produce the energy storage systems in sufficient quantities to meet potential future orders. Our inability to manufacture a sufficient number of units on a timely basis would have a material adverse effect on our business prospects, strategic partner relationships, financial condition and results of operations. In addition, even if we are able to meet production requirements, we may not be able to achieve margins that enable us to become profitable.

We are subject to risks relating to product concentration and lack of revenue diversification.

We derive a substantial portion of our revenue from a limited number of products. These products are also an integral component of many of our other products. We expect these products to continue to account for a large percentage of our revenues in the near term. Continued market acceptance of these products is therefore critical to our future success. Our future success will also depend on our ability to reduce our dependence on these few products by developing and introducing new products and product or feature enhancements in a timely manner. We have invested significant amounts in products that broaden our product portfolio to larger capacity and smaller capacity installations. Even if we are able to develop and commercially introduce new products and enhancements, they may not achieve market acceptance, which would substantially impair our revenue, profitability and overall financial prospects. Successful product development and market acceptance of our existing and future products depend on a number of factors, including:

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

Our Joint Venture could be adversely affected by the laws and regulations of the Chinese government, our lack of decision-making authority and disputes between us and the Joint Venture.

The China market has a large inherent need for advanced energy storage and power electronics and is likely to become the world’s largest market for energy storage. To take advantage of this opportunity, in November 2011, we established the Joint Venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China. The Joint Venture also serves as an important engineering, supply chain and manufacturing supplier to the Company.

However, achieving the anticipated benefits of the Joint Venture is subject to a number of risks and uncertainties.

Although the Joint Venture partners are contractually restricted from using our intellectual property outside of the Joint Venture, there is always a general risk associated with sharing intellectual property with third-parties and the possibility that such information may be used and shared without our consent. Moreover, China laws that protect intellectual property rights are not as developed and favorable to the owner of such rights as are U.S. laws. If any of our intellectual property rights are used or shared without our approval in China, we may have difficulty in prosecuting our claim in an expeditious and effective manner. Difficulties or delays in enforcing our intellectual property rights could have a material adverse effect on our business and prospects.

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

We market and sell our products in numerous international markets. If we are unable to manage our international operations effectively, our business, financial condition and results of operations could be adversely affected.

We market and sell our products in a number of foreign countries, including Canada, Mexico, European Union, Caribbean and Pacific Island nations and Southeast Asia countries. We are therefore subject to risks associated with having international operations. Risks inherent in international operations include, but are not limited to, the following:

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

Our sales cycle is lengthy and variable, and PPA projects have high selling prices, which makes it difficult for us to forecast revenue and other operating results.

Our sales cycle is lengthy and variable, and PPA projects have high selling prices, which makes it difficult for us to accurately forecast revenue in a given period, and may cause revenue and operating results to vary significantly from period to period. Some potential customers for our products typically need to commit significant time and resources to evaluate the technology used in our products and their decision to purchase our products may be further limited by budgetary constraints and numerous layers of internal review and approval, which are beyond our control. We spend substantial time and effort assisting potential customers in evaluating our systems and products, including providing reference data and independent engineering reports. Even after initial approval by appropriate decision makers, the negotiation and documentation processes for the actual adoption of our systems and products can be lengthy. As a result of these factors, based on our experience to date, our sales cycle, the time from initial contact with a prospective customer to routine commercial utilization of our products, has varied and can sometimes be several months or longer, which has made it difficult for us to accurately project revenues and other operating results. As a result, our financial results may fluctuate on a quarterly basis which may adversely affect the price of our Common Stock.

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

We target markets through PPAs. The PPA business is very complex, and there can be no assurance that we will be able to successfully develop such business.

We plan to continue to develop the PPA portion of our business and given our limited experience and the complex nature of this business, we may encounter difficulties in doing so. When we enter into a PPA, we agree to provide electricity to our customer at a contracted rate for a fixed period of time (typically 20 years). To satisfy our obligations under the PPA, we need to develop a system that includes power generation capability (typically PV), an energy management system and may also include energy storage. The development and construction of these systems can require long periods of time, generally 9 to 13 months, and there are significant risks related to the development of such systems, including potential technical difficulties and regulatory difficulties, including obtaining necessary permits. There can be no assurance that we will be able to overcome these risks as we develop our PPA business. Additionally, the failure of any counterparty to perform its obligations under a PPA may adversely affect our business, financial condition and results of operations.

The PPA industry for PV only projects is highly competitive and we may not be able to compete successfully or grow our business in this market. It involves competition in areas of pricing, grid access and markets and our inability to compete successfully in this line of business may adversely affect our business, financial condition and results of operations. If we cannot enter into PPAs on terms favorable to us, or at all, it would negatively impact our revenue and our decisions regarding the development of our PPA business

In light of the long-term nature of PPAs and the significant capital requirements associated with them, we plan to sell them to third-parties rather than hold them for their full contract term. We completed our first sale of a tranche of PPA projects in the first quarter of fiscal 2017. The sale of PPAs is a complex endeavor that is impacted by a variety of factors including interest rates, the availability of tax and other incentives, the perceived reliability and bankability of the system, creditworthiness of the offtaker and other market forces beyond our control. Even if we are able to sell our PPAs, we may not be able to do so at attractive prices and we may retain significant exposure following the sale due to our keeping an ownership interest or because we warranty the related system or otherwise retain maintenance responsibility. Our inability to sell our PPAs on acceptable terms, or at all, could have a material adverse effect on our financial condition and results of operations. The market for developing and selling PPAs that incorporate energy storage with PV generating systems is still very new and there may be limited numbers of buyers for these PPAs.

The current geographic concentration of our PPA business creates an exposure to local economies, regional downturns or severe weather or catastrophic occurrences that may adversely affect our financial condition and results of operations.

Since our entrance into the PPA business, our PPAs have been constructed primarily in Hawaii, and substantially all of our revenues and project backlog associated with our PPA business has been concentrated in Hawaii. As a result, our PPA business is currently more susceptible to local or regional conditions than the operations of more geographically diversified competitors. Any unforeseen events or circumstances that negatively affect these areas could adversely affect our financial condition and results of operations.

Severe weather conditions and other catastrophic occurrences in Hawaii or from areas in which we obtain products or services for our PPA business may also adversely affect our results of operations. Such conditions may result in physical damage or loss to our energy management systems, an inability to procure the necessary personnel or contractors in our markets, temporary disruption in the supply of products and delays in project completion. Any of these factors may disrupt our business and adversely affect our financial condition and results of operations.

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

We rely on the secure storage, processing and transmission of electronic data and other information and technology systems, including software and hardware, for the efficient operation of our business. If our communications systems or computer hardware (or software or those of any third-party on which we rely or with whom we conduct business) are impacted by a cyber-attack, data security breach or cyber-intrusion, particularly or as part of a broader attack or intrusion by one or more third-parties, including computer hackers, foreign governments and cyber terrorists, our operations or capabilities could be interrupted or diminished and important information could be lost, deleted, corrupted or stolen, which could have a negative impact on our revenues and results of operations or which could cause us to incur unanticipated liabilities or costs and expenses to replace or enhance affected systems, including costs, fines and litigation related to cyber security. Despite security measures and safeguards we have employed, our infrastructure may be vulnerable to such attacks as a result of the rapidly evolving and increasingly sophisticated means by which attempts to compromise such security measures and gain access to our information technology systems may be made. As threats evolve and grow increasingly more sophisticated, we cannot ensure that a potential security breach may not occur or quantify the potential impact of such an event.

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

Governmental bodies may also impose tariffs on imported solar equipment, which may increase our supply costs. The imposition of these measures, particularly on supplies we import from China, would significantly increase our cost of sales and potentially cause substantial disruption to the economic model of the solar power industry as a whole. Any such increases or disruption would materially and adversely affect our business strategy, financial condition and results of operations.

Potential changes in international trade relations implemented by the U.S. presidential administration could have a material adverse effect on our business, financial condition and results of operations.

We have transitioned a significant portion of our manufacturing operations to the Joint Venture, and the Joint Venture serves as an important supplier to the Company along with other third-party suppliers in China. Import operations from China and other countries are subject to international trade regulations, including import charges and other agreements among the U.S. and its trading partners, including China. The current U.S. presidential administration, certain members of Congress and other U.S. officials have indicated that they may advocate and/or enact key policy shifts in trade relations among the U.S. and other countries. In January 2018, the U.S. imposed a 30 percent tariff on China solar cells and modules that steps down over time. Further, the U.S. presidential administration has recently announced a number of additional initiatives relating to U.S. trade relations with China, including potential reductions in trade with China and the raising of tariffs on Chinese imports. It remains unclear what the current U.S. presidential administration may ultimately do with respect to any such restrictive measures, and we cannot predict whether tariffs, duties or other similar restrictions will be imposed by the U.S. upon the import of materials from China, including our items manufactured or otherwise supplied to the Company by the Joint Venture. Any such tariffs, duties, import charges or other similar restrictions on our foreign-sourced goods that we sell could substantially affect our ability to source goods at commercially attractive prices, thus having an adverse effect on our business, financial condition and results of operations, including by virtue of increasing our cost of goods sold or exposing us to additional capital expenses if we must find replacement manufacturing or repatriate certain production to the U.S.

Businesses and consumers might not adopt alternative energy solutions as a means for obtaining their electricity and power needs, and therefore our revenues may not increase, and we may be unable to achieve and then sustain profitability.

Onsite distributed power generation solutions, such as fuel cell, PV and wind turbine systems, which utilize our energy storage systems, provide an alternative means for obtaining electricity and are relatively new methods of obtaining electrical power that businesses may not adopt at levels sufficient to grow this part of our business. Traditional electricity distribution is based on the regulated industry model whereby businesses and consumers obtain their electricity from a government regulated utility. For alternative methods of distributed power to succeed, businesses and consumers must adopt new purchasing practices and must be willing to rely upon less traditional means of purchasing electricity. We cannot assure you that businesses and consumers will choose to utilize on-site distributed power at levels sufficient to sustain our business in this area. The development of a mass market for our products may be impacted by many factors which are out of our control, including:

•	market acceptance of fuel cell, PV and wind turbine systems that incorporate our products;

•	the cost competitiveness of these systems;

•	regulatory requirements; and

•	the emergence of newer, more competitive technologies and products.

If a mass market fails to develop or develops more slowly than we anticipate, our business, financial condition and results of operations could be materially adversely affected.

Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

Retail sales of electricity by non-utilities, such as us or our customers, face regulatory hurdles in some states and jurisdictions, including states and jurisdictions that we intend to enter where the laws and regulatory policies have not historically embraced competition to the service provided by the incumbent, vertically integrated electric utility. Some of the principal challenges pertain to whether non-customer-owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated significant cost savings. Furthermore, in some states and utility territories, third-parties are limited in the way that they may deliver solar energy to their customers. In many jurisdictions, laws have been interpreted to prohibit the sale of electricity pursuant to our standard PPA, in some cases, leading residential solar energy system providers to use leases in lieu of PPAs. Changes in law, reductions in, eliminations of, or additional application requirements for these benefits could reduce demand for our systems, adversely impact our access to capital and could cause us to increase the price we charge our customers.

The success of our business depends on our ability to develop and protect our intellectual property rights, which could be expensive.

Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, systems designs and manufacturing processes. While we have attempted to safeguard and maintain our proprietary rights, there can be no assurance we have been or will be completely successful in doing so. We rely on patents, trademarks and policies and procedures related to confidentiality to protect our intellectual property. However, most of our intellectual property is not covered by any patents or patent applications. Moreover, there can be no assurance that any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficient to protect our technology or processes. Even if all of our patent applications are issued, our patents may be challenged or invalidated. Patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the U.S., and any resulting foreign patents may be difficult and expensive to enforce.

While we take steps to protect our proprietary rights to the extent possible, there can be no assurance that third-parties will not know, discover or develop independently equivalent proprietary information or techniques, that they will not gain access to our trade secrets or disclose our trade secrets to the public. Therefore, we cannot guarantee that we can maintain and protect unpatented proprietary information and trade secrets. If we fail to protect our intellectual property, our planned business could be adversely affected.

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

Our future operations may be subject to claims, and potential litigation, arising from our alleged infringement of patents, trade secrets or copyrights owned by other third-parties. We intend to fully comply with the law in avoiding such infringements. However, we may become subject to claims of infringement, including such claims or litigation initiated by existing, better-funded competitors. We could also become involved in disputes regarding the ownership of intellectual property rights that relate to our technologies. These disputes could arise out of collaboration relationships, strategic partnerships or other relationships. Any such litigation could be expensive, take significant time and could divert management’s attention from other business concerns. Our failure to prevail in any such legal proceedings, or even the mere occurrence of such legal proceedings, could substantially affect our ability to meet our expenses and continue operations.

We may engage in acquisitions that could disrupt our business, cause dilution to our shareholders and reduce our financial resources.

In the future, we may enter into transactions to acquire other businesses, products or technologies. If we do identify suitable candidates, we may not be able to make such acquisitions on favorable terms or at all. Any acquisitions we make may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue our Common Stock or other securities to the shareholders of the acquired company, which would reduce the percentage ownership of our existing shareholders. We could incur losses resulting from undiscovered liabilities of the acquired business that are not covered by the indemnification from the seller. In addition, we may not be able to successfully integrate the acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Acquisitions may also divert management from day-to-day responsibilities, increase our expenses and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results.

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

Our warranty reserves may be inadequate to cover future warranty claims resulting in a material adverse effect on our business, financial condition and results of operations.

Our products are generally covered by a warranty for 12 or 18 months. We also offer extended warranty contracts to customers, which typically cover a period up to twenty years.

If our warranty reserves are inadequate to cover future warranty claims, we experience an increase in warranty claims compared with historical experience, or if the cost of servicing warranty claims is greater than expected, our business, financial condition and results of operations could be materially adversely affected.

Recent U.S. tax legislation may materially and adversely affect our financial condition, results of operation and cash flows.

Recently enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as the issuance of guidance and regulations by the Department of the Treasury and the Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

We continue to work with our tax advisors and auditors to determine the full impact that the recent tax legislation as a whole will have on us. There may be material adverse effects resulting from the legislation that we have not yet identified. While some of the changes made by the tax legislation may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We urge our investors to consult with their legal and tax advisors with respect to such legislation and its potential effect on their investment in our Common Stock.

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

Location	Purpose	Occupancy Type
Menomonee Falls, Wisconsin	Corporate headquarters and research and development	Leased through January 31, 2025
Madison, Wisconsin	Offices	Leased through October 31, 2018
Petaluma, California	Offices	Leased through July 15, 2019
Shanghai, China	Offices	Leased through July 31, 2019
Honolulu, Hawaii	Offices	Leased through May 31, 2020

We believe that each of our facilities is adequate to support operations for its currently foreseeable level of operations.

Item 3. LEGAL PROCEEDINGS

Except as described below we are not currently a party to any pending legal proceedings.

On May 8, 2018, the Company filed a lawsuit against of SPI Energy Ltd. (fka Solar Power, Inc.) (“SPI”) in the Circuit Court for Waukesha County in the State of Wisconsin seeking a declaratory judgment releasing the Company from its obligations under the Governance Agreement between the Company and SPI dated July 13, 2015 (the “SPI Dispute”).  Our complaint in the SPI Dispute asserted, among other things, that the Company should be released from its obligations under the Governance Agreement due to the Doctrine of Frustration of Purpose. As detailed in the complaint, the basis for this claim was that the Company’s principle purpose for entering into the Governance Agreement was as a condition and inducement to SPI to enter into the Supply Agreement between the Company and SPI dated July 13, 2015, and that due to SPI’s failure to perform its obligations under the Supply Agreement, that purpose was frustrated.

On June 19, 2018, the Circuit Court for Waukesha County in the State of Wisconsin granted our motion for a default judgment in the SPI Dispute.  Pursuant to this default judgment, the Court ordered that the Governance Agreement was terminated and unenforceable, and the Company was completely and fully released from its obligations, covenants and agreements thereunder.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of the Company has historically traded on the NYSE American under the name ZBB Energy Corporation (Symbol: ZBB) since June 18, 2007. Since August 17, 2015 the Common Stock of the Company has been traded on the NYSE American under the name EnSync, Inc. (Symbol: ESNC). The following table sets forth for the periods indicated the range of high and low reported sales price per share of our Common Stock as reported on NYSE American.

	High ($)	Low ($)
2018
Fourth Quarter	0.46	0.33
Third Quarter	0.56	0.34
Second Quarter	0.58	0.32
First Quarter	0.65	0.34

2017
Fourth Quarter	0.80	0.31
Third Quarter	0.82	0.53
Second Quarter	1.42	0.65
First Quarter	1.05	0.31

As of September 25, 2018, the Company had approximately 765 holders of record of Common Stock. These shareholders of record do not include non-registered stockholders whose shares are held in “nominee” or “street name.”

We have not declared or paid cash dividends on our Common Stock and do not anticipate paying any cash dividends in the foreseeable future.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a renewable energy systems and services company whose innovative and differentiated technologies and capabilities are designed to deliver the least expensive, highest value and most reliable electricity. With the Company’s May 2018 announcement of the EnSync Home Energy System, we now serve all three major markets in the renewable energy space: Residential Energy Systems, Commercial Energy Systems and Independent Utility Energy Systems. Our systems utilize highly configurable modules, that together with our Auto-Sync DC Bus and DER FlexTM internet of energy control platform, enable simple design, configuration and deployment of mass-customized systems that meet the specific needs of each project with the best possible economics in a highly dynamic environment with multiple economic value streams. We are vertically integrated, from lead generation to system design and deployment, to warranty and operating and maintenance services. We typically utilize a 20-year PPA structure where the offtaker contracts to purchase electricity from a completed system owned by a third-party that acquires the PPA from us. We recognize revenue from these PPA arrangements on a percentage of completion basis as we build out and commission the system. We also sell systems directly to the end customer or through our channel partners.

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

On an on-going basis, management evaluates and bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from management’s estimates.

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

For PPA projects with an identified buyer, the Company recognizes revenue for the sales of PPA projects using the percentage of completion method for recording revenues on long term contracts under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-35, “Construction-Type and Production-Type Contracts,” measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

Warranty Obligations

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

RESULTS OF OPERATIONS

Year ended June 30, 2018, as compared with the year ended June 30, 2017

Revenue

Our revenues for the years ended June 30, 2018 and June 30, 2017 were $11,932,328 and $12,494,184, respectively. The decrease of $561,856 in the year ended June 30, 2018 was principally the result of a shifting of revenue to the first quarter of fiscal 2019 related to the delay in the sale of a PPA project, and engineering and permitting delays on various PPA projects. The Company had 13 PPA projects contribute to revenues in the year ended June 30, 2018, as compared to 11 PPA projects in the prior year.

Costs and Expenses

Total costs and expenses for the years ended June 30, 2018 and June 30, 2017 were $25,008,537 and $30,014,741, respectively. This decrease of $5,006,204 in the year ended June 30, 2018 was due to the following factors:

•	$3,023,986 decrease in costs of product sales principally due to the continued efficiencies in the procurement and construction of PPA projects in the current year;

•	$379,866 decrease in costs of advanced engineering and development principally due to the completion of the EnSync Home Energy System in the fourth quarter of fiscal 2018 and other cost saving initiatives;

•	$937,725 decrease in costs of engineering and development due to the timing of costs incurred under the Research and Development Agreement with Lotte Chemical Corporation in the prior year with no similar projects in the current year;

•	$856,364 decrease in selling, general and administrative expenses principally due to a $366,289 decrease in legal expenses and $1,003,016 decrease in stock compensation expense, offset by a $650,544 increase in consulting services;

•	$255,263 decrease in depreciation and amortization expense as a result of aging fixed assets that have reached the end of their useful life and the sale of our corporate headquarters; and

•	$447,000 impairment charge on the building and land in the current year related to the sale of our corporate headquarters.

Gross margin improved to 19.9% during the year ended June 30, 2018, as compared to a negative 0.7% in the year ended June 30, 2017, principally due to the continued efficiencies in the procurement, construction and sale process for PPA projects.

Other Income (Expense)

Total other income (expense) for the year ended June 30, 2018 decreased by $13,327,026 to an expense of $248,332, as compared to income of $13,078,694 for the year ended June 30, 2017, primarily the result of a gain of $13,290,000 from the termination of the Supply Agreement with SPI and the reversal of the related deferred revenue that was recorded upon closing of the SPI transaction. On July 13, 2015, in connection with the closing of the transaction between the Company and SPI, the cash received by the Company from SPI in excess of the fair value of the Common Stock and the nonconvertible attribute of the Series C Convertible Preferred Stock of $13,290,000 was recorded as deferred revenue. This amount was allocated to the Supply Agreement under which the Company expected to perform in the future and would be recognized as revenue as sales occurred under the Supply Agreement. SPI never made any purchases under the Supply Agreement. Due to SPI’s failure to meet its purchase obligations, on May 4, 2017, the Company terminated the Supply Agreement. As a result of the termination of the Supply Agreement, it is no longer possible for SPI to satisfy the conditions that would have enabled the Company to recognize revenue as sales occurred under the Supply Agreement. Applying guidance from ASC Topic 405-20, liabilities should be derecognized only when the obligor is legally released from the obligation, which occurred for the Company upon the exercise of the termination rights. The derecognition of the deferred revenue liability was recorded as income. Since the Supply Agreement termination was not standard operating revenues of the Company, the gain is presented as other income in the consolidated statements of operations.

Net Loss

Our net loss attributable to EnSync, Inc. for the year ended June 30, 2018 increased by $8,880,479 to $12,970,015 from the $4,089,536 net loss for the year ended June 30, 2017. This increase in net loss was primarily due to the gain of $13,290,000 from the termination of the Supply Agreement with SPI in the prior year, offset by the improvement in PPA project margins.

Liquidity and Capital Resources

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts. Total capital stock and paid in capital as of June 30, 2018 was $144,283,704, as compared with $143,082,944 as of June 30, 2017. We had an accumulated deficit of $137,609,659 as of June 30, 2018, as compared to $124,639,644 as of June 30, 2017. At June 30, 2018, we had net working capital of $3,322,404, as compared to $12,551,092 as of June 30, 2017. Our shareholders’ equity as of June 30, 2018 and June 30, 2017, exclusive of noncontrolling interests, was $5,086,343 and $16,858,722, respectively.

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

At June 30, 2018, our principal sources of liquidity were our cash and cash equivalents, which totaled $2,984,532, accounts receivable of $215,009 and costs and estimated earnings in excess of billings of $528,266. On September 5, 2018, the Company completed a registered direct offering, pursuant to a Registration Statement on Form S-3, of 11,334,616 shares of Common Stock at a price of $0.26 per share for net proceeds of $2.7 million, after deducting customary expenses.

We believe that cash and cash equivalents on hand at June 30, 2018 together with cash generated from the registered direct offering of Common Stock described above, and other potential sources of cash, including net cash we generate from closing projects in our backlog and pipeline and potential financing options, will be sufficient to fund our current operations through the first quarter of fiscal 2020. While we believe our pipeline of projects is deep, there can be no assurances that projects will close in a timely manner to meet our cash requirements. We are also working to improve operations and enhance cash balances by continuing to drive cost improvements and reducing our spend on research and development. Also, we are currently exploring potential financing options that may be available to us, including strategic partnership transactions, PPA project financing facilities, and if necessary, additional sales of Common Stock or other debt or equity securities. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to increase revenues and achieve profitability in a timely fashion, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations, execute our growth plan, take advantage of future opportunities or respond to customers and competition.

Cash Flows

Cash decreased $8,798,430 in the year ended June 30, 2018, ending the period at $2,984,532. Cash decreased $5,406,127 in the year ended June 30, 2017, ending the period at $11,782,962.  The increase in the usage of cash in the year ended June 30, 2018, as compared to the prior year, is due to the following:

Operating Activities

Our operating activities used cash of $10,162,312 for the year ended June 30, 2018, as compared to cash used of $7,214,500 in the year ended June 30, 2017. The increase in the cash used in the year ended June 30, 2018 is attributable to the conversion of deferred PPA project costs into cash related to the PPA projects sold to AEP Onsite Partners in the prior year; offset by the reduction in inventories and timing of engineering, procurement and construction vendor payments in the year ended June 30, 2018.

Investing Activities

Our investing activities provided cash of $2,030,171 for the year ended June 30, 2018, as compared to cash used of $25,934 in year ended June 30, 2017. The increase in the cash provided is attributable to net proceeds received of $2,187,317, after payment of customary closing costs, on the sale of our corporate headquarters on January 31, 2018.

Financing Activities

Our financing activities used cash of $666,289 for the year ended June 30, 2018, as compared to cash provided of $1,833,456 for the year ended June 30, 2017. The increase in the cash used is attributable to the payment in full of our outstanding mortgage balance of $434,184 in connection with the sale of the Company's corporate headquarters on January 31, 2018 and the sale of 7,150,000 shares of our Common Stock for $2,095,840, after deducting the underwriting discount and expenses, in the year ended June 30, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

ENSYNC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

EnSync, Inc.

Menomonee Falls, Wisconsin

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EnSync, Inc. (the "Company") as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company's auditor since 2011.

Milwaukee, Wisconsin
September 25, 2018

EnSync, Inc.

Consolidated Balance Sheets

	June 30, 2018	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$2,984,532	$11,782,962
Accounts receivable, net	215,009	469,906
Inventories, net	1,220,448	2,482,013
Costs and estimated earnings in excess of billings	528,266	87,318
Prepaid expenses and other current assets	929,379	630,998
Total current assets	5,877,634	15,453,197
Long-term assets:
Property, plant and equipment, net	775,545	3,446,253
Investment in investee company	1,640,054	1,947,728
Goodwill	809,363	809,363
Right of use assets-operating leases	1,087,249	150,214
Other assets	91,087	7,502
Total assets	$10,280,932	$21,814,257

Liabilities and Equity
Current liabilities:
Current maturities of long-term debt	$-	$726,256
Accounts payable	1,142,256	487,185
Billings in excess of costs and estimated earnings	176,294	456,950
Accrued expenses	1,236,680	1,231,714
Total current liabilities	2,555,230	2,902,105
Long-term liabilities:
Long-term debt, net of current maturities	331,827	331,827
Deferred revenue	538,937	422,638
Other long-term liabilities	1,072,120	249,920
Total liabilities	4,498,114	3,906,490

Commitments and contingencies	-	-

Equity
Series B redeemable convertible preferred stock ($0.01 par value, $1,000 face value), 3,000 shares authorized and issued, 2,300 shares outstanding, preference in liquidation of $5,976,896 and $5,631,086 as of June 30, 2018 and June 30, 2017, respectively	23	23
Series C convertible preferred stock ($0.01 par value, $1,000 face value), 28,048 shares authorized, issued, and outstanding, preference in liquidation of $0 and $12,276,682 as of June 30, 2018 and June 30, 2017, respectively	280	280
Common stock ($0.01 par value), 300,000,000 authorized, 56,609,115 and 55,200,963 shares issued and outstanding as of June 30, 2018 and June 30, 2017, respectively	1,274,406	1,260,324
Additional paid-in capital	143,008,995	141,822,317
Accumulated deficit	(137,609,659)	(124,639,644)
Accumulated other comprehensive loss	(1,587,702)	(1,584,578)
Total EnSync, Inc. equity	5,086,343	16,858,722
Noncontrolling interest	696,475	1,049,045
Total equity	5,782,818	17,907,767
Total liabilities and equity	$10,280,932	$21,814,257

See accompanying notes to consolidated financial statements.

EnSync, Inc.

Consolidated Statements of Operations

	Year ended June 30,
	2018	2017

Revenues	$11,932,328	$12,494,184

Costs and expenses
Cost of product sales	9,562,472	12,586,458
Cost of engineering and development	-	937,725
Advanced engineering and development	4,449,974	4,829,840
Selling, general and administrative	10,252,674	11,109,038
Depreciation and amortization	296,417	551,680
Impairment of long-lived assets	447,000	-
Total costs and expenses	25,008,537	30,014,741

Loss from operations	(13,076,209)	(17,520,557)

Other income (expense)
Equity in loss of investee company	(307,674)	(217,898)
Interest income	23,795	41,661
Interest expense	(38,484)	(50,474)
Other income	74,031	15,405
Gain on termination of SPI Supply Agreement	-	13,290,000
Total other income (expense)	(248,332)	13,078,694

Loss before benefit for income taxes	(13,324,541)	(4,441,863)

Benefit for income taxes	-	-
Net loss	(13,324,541)	(4,441,863)
Net loss attributable to noncontrolling interest	354,526	352,327
Net loss attributable to EnSync, Inc.	(12,970,015)	(4,089,536)
Preferred stock dividend	(345,810)	(313,286)
Net loss attributable to common shareholders	$(13,315,825)	$(4,402,822)

Net loss per share
Basic and diluted	$(0.24)	$(0.09)

Weighted average shares - basic and diluted	56,003,019	48,070,993

See accompanying notes to consolidated financial statements.

EnSync, Inc.

Consolidated Statements of Comprehensive Loss

	Year ended June 30,
	2018	2017
Net loss	$(13,324,541)	$(4,441,863)
Foreign exchange translation adjustments	(3,124)	1,005
Comprehensive loss	(13,327,665)	(4,440,858)
Net loss attributable to noncontrolling interest	354,526	352,327
Comprehensive loss attributable to EnSync, Inc.	$(12,973,139)	$(4,088,531)

See accompanying notes to consolidated financial statements.

EnSync, Inc.

Consolidated Statements of Changes in Equity

	Series B Preferred Stock		Series C Preferred Stock		Common Stock				Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Noncontrolling Interest
Balance: July 1, 2016	2,300	$23	28,048	$280	47,752,821	$1,185,843	$137,585,233	$(120,550,108)	$(1,585,583)	$1,401,372

Net loss	-	-	-	-	-	-	-	(4,089,536)	-	(352,327)
Net currency translation adjustment	-	-	-	-	-	-	-	-	1,005	-
Issuance of common stock, net of costs and underwriting fees	-	-	-	-	7,150,000	71,500	2,024,340	-	-	-
Stock-based compensation	-	-	-	-	144,728	1,447	2,144,318	-	-	-
Exercise of stock options	-	-	-	-	124,252	1,242	68,718	-	-	-
Exercise of warrants	-	-	-	-	29,162	292	(292)	-	-	-
Balance: June 30, 2017	2,300	23	28,048	280	55,200,963	1,260,324	141,822,317	(124,639,644)	(1,584,578)	1,049,045

Net loss	-	-	-	-	-	-	-	(12,970,015)	-	(354,526)
Net currency translation adjustment	-	-	-	-	-	-	-	-	(3,124)	-
Issuance of common stock, net of costs and underwriting fees	-	-	-	-	367,000	3,670	93,004	-	-	-
Contribution of capital from noncontrolling interest	-	-	-	-	-	-	-	-	-	1,956
Stock-based compensation	-	-	-	-	1,041,152	10,412	1,093,674	-	-	-
Balance: June 30, 2018	2,300	$23	28,048	$280	56,609,115	$1,274,406	$143,008,995	$(137,609,659)	$(1,587,702)	$696,475

See accompanying notes to consolidated financial statements.

EnSync, Inc.

Consolidated Statements of Cash Flows

	Year ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(13,324,541)	$(4,441,863)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation of property, plant and equipment	288,168	483,636
Amortization of customer intangible assets	8,249	68,044
Stock-based compensation, net	1,142,749	2,145,765
Equity in loss of investee company	307,674	217,898
Provision for inventory reserve	354,000	182,647
Gain on sale of property, plant and equipment	(73,647)	(1,911)
Interest accreted on note receivable	(10,981)	(12,000)
Allowance for note receivable	162,121	-
Gain on termination of SPI Supply Agreement	-	(13,290,000)
Impairment of long-lived assets	447,000	-
Changes in assets and liabilities
Accounts receivable	254,897	(297,273)
Inventories	907,565	(794,718)
Costs and estimated earnings in excess of billings	(440,948)	(87,318)
Prepaids and other current assets	(478,119)	1,756,979
Deferred PPA project costs	-	5,690,307
Other assets	(86,360)	(4,727)
Accounts payable	655,071	(82,041)
Billings in excess of costs and estimated earnings	(280,656)	456,950
Accrued expenses	(127,646)	227,474
Deferred revenue	116,299	422,638
Other long-term liabilities	16,793	145,013
Net cash used in operating activities	(10,162,312)	(7,214,500)
Cash flows from investing activities
Expenditures for property and equipment	(288,846)	(46,366)
Proceeds from sale of property, plant and equipment	2,299,017	8,432
Payments from note receivable	20,000	12,000
Net cash provided by (used in) investing activities	2,030,171	(25,934)
Cash flows from financing activities
Repayments of long term debt	(726,256)	(332,344)
Proceeds from issuance of common stock	96,674	2,095,840
Proceeds from the exercise of stock options	-	69,960
Payments of tax withholding related to stock-based compensation	(38,663)	-
Contribution of capital from noncontrolling interest	1,956	-
Net cash provided by (used in) financing activities	(666,289)	1,833,456
Effect of exchange rate changes on cash and cash equivalents	-	851
Net decrease in cash and cash equivalents	(8,798,430)	(5,406,127)
Cash and cash equivalents - beginning of period	11,782,962	17,189,089

Cash and cash equivalents - end of period	$2,984,532	$11,782,962

Supplemental disclosures of cash flow information:
Cash paid for interest	$40,888	$51,134
Supplemental noncash information:
Right of use asset obtained in exchange for new operating lease	937,035	122,950

See accompanying notes to consolidated financial statements.

EnSync, Inc.

Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

EnSync, Inc. and its subsidiaries (the “Company”) is a renewable energy systems and services company whose innovative and differentiated technologies and capabilities are designed to deliver the least expensive, highest value and most reliable electricity. With the Company’s May 2018 announcement of the EnSync Home Energy System, the Company now serves all three major markets in the renewable energy space: Residential Energy Systems, Commercial Energy Systems and Independent Utility Energy Systems. The Company’s systems utilize highly configurable modules, that together with the Auto-Sync DC Bus and DER FlexTM internet of energy control platform, enable simple design, configuration and deployment of mass-customized systems that meet the specific needs of each project with the best possible economics in a highly dynamic environment with multiple economic value streams. The Company is vertically integrated, from lead generation to system design and deployment, to warranty and operating and maintenance services. The Company typically utilizes a 20-year power purchase agreement (“PPA”) structure where the offtaker contracts to purchase electricity from a completed system owned by a third-party that acquires the PPA from us. The Company also sells systems directly to the end customer or through our channel partners.

Incorporated in 1998, the Company is headquartered in Menomonee Falls, Wisconsin, USA, with offices in Madison, Wisconsin, Petaluma, California, Honolulu, Hawaii and Shanghai, China.

The consolidated financial statements include the accounts of the Company and those of its wholly-owned subsidiaries, including its various PPA project subsidiaries, its eighty-five percent owned subsidiary Holu Energy LLC (“Holu”), and its sixty percent owned subsidiary ZBB PowerSav Holdings Limited (“Holdco”) located in Hong Kong, which was formed in connection with the Company’s investment in a China joint venture.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and are reported in U.S. dollars. For subsidiaries in which the Company’s ownership interest is less than 100%, the noncontrolling interests are reported in stockholders’ equity in the consolidated balance sheets. The noncontrolling interests in net income (loss), net of tax, are classified separately in the consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year end is June 30.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, a note receivable, accounts payable, bank loans, notes payable, equipment financing, equity instruments and warrants. The carrying amounts of the Company’s financial instruments approximate their respective fair values due to the relatively short-term nature of these instruments, except for the bank loans, notes payable, equipment financing, equity instruments and warrants. The carrying amounts of the bank loans and notes payable approximate fair value due to the interest rate and terms approximating those available to the Company for similar obligations. The interest rate on the equipment financing obligation was imputed based on the requirements described in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842-40-30-6.

The Company accounts for the fair value of financial instruments in accordance with FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlate to the level of pricing observability. FASB ASC Topic 820 describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company maintains its cash deposits at financial institutions predominately in the U.S., Philippines, Hong Kong and China. The Company has not experienced any losses in such accounts.

Accounts Receivable

Credit is extended based on an evaluation of a customer’s financial condition. Accounts receivable are stated at the amount the Company expects to collect from outstanding balances. The Company records allowances for doubtful accounts based on customer-specific analysis and general matters such as current assessments of past due balances and economic conditions. The Company writes off accounts receivable against the allowance when they become uncollectible. Accounts receivable are stated net of an allowance for doubtful accounts of $2,575 as of June 30, 2018 and $47,307 as of June 30, 2017.

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

Costs and Estimated Earnings in Excess of Billings/Billings in Excess of Costs and Estimated Earnings

Costs and estimated earnings in excess of billings represent amounts earned and reimbursable under contracts accounted for under the percentage of completion method. The timing of when the Company bills its customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Based on the Company’s historical experience, the Company generally considers the collection risk related to these amounts to be low. When events or conditions indicate that the amounts outstanding may become uncollectible, an allowance is estimated and recorded. The Company anticipates that substantially all of such amounts will be billed and collected over the next twelve months.

Billings in excess of costs and estimated earnings represents amounts billed to customers in advance of being earned under contracts accounted for under the percentage of completion method. The Company anticipates that substantially all such amounts will be earned over the next twelve months.

Other Current Assets

Note Receivable

The Company has a note receivable from an unrelated party of $162,121 and $171,140 as of June 30, 2018 and June 30, 2017, respectively. The Company regularly evaluates the financial condition of the borrower to determine if any reserve for an uncollectible amount should be established. The note receivable is stated net of an allowance for doubtful accounts of $162,121 as of June 30, 2018. As of June 30, 2017, no such allowance was required.

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

The Company completed a review of the estimated useful lives of specific assets for the year ended June 30, 2018 and determined that there were no changes in the estimated useful lives of assets.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360, "Impairment or Disposal of Long-Lived Assets," the Company assesses potential impairments to its long-lived assets including property, plant and equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the consolidated statements of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.

On October 12, 2017, the Company accepted an offer to sell its corporate headquarters for $2,340,000, less commissions and other customary closing costs. As a result, we recorded an impairment charge of $447,000 on the building and land in the consolidated statements of operations during the year ended June 30, 2018. The sale of the Company’s corporate headquarters closed on January 31, 2018, pursuant to which we received net proceeds of $2,187,317, after payment of customary closing costs, and recorded a gain on sale of $61,129.

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

The first step of the impairment test requires comparing a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of June 30, 2018 and June 30, 2017.

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

While the Company actively engages in monitoring and improving its technologies, there is only a limited product history and relatively short time frame available to test and evaluate the rate of product failure. Should actual product failure rates differ from the Company’s estimates, revisions are made to the estimated rate of product failures and resulting changes to the liability for warranty obligations. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.

The  following is a summary of accrued warranty activity:

	Year ended June 30,
	2018	2017
Beginning balance	$239,173	$27,207
Accruals for warranties	28,462	276,855
Net settlements	(228,547)	(321,098)
Adjustments relating to preexisting warranties	82,611	256,209
Ending balance	$121,699	$239,173

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

	Year ended June 30,
	2018	2017
Beginning balance	$431,700	$-
Deferred revenue for new extended warranty contracts	116,299	435,450
Deferred revenue recognized	(3,750)	(3,750)
Ending balance	544,249	431,700
Less: current portion of deferred revenue
for extended warranty contracts	5,312	9,062
Long-term deferred revenue for
extended warranty contracts	$538,937	$422,638

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

The Company’s collaboration agreements typically involve multiple elements or deliverables, including upfront fees, contract research and development, milestone payments, technology licenses or options to obtain technology licenses and royalties. For these arrangements, revenues are recognized in accordance with FASB ASC Topic 605-25, “Revenue Recognition – Multiple Element Arrangements.” The Company’s revenues associated with multiple element contracts is based on the selling price hierarchy, which utilizes vendor-specific objective evidence (“VSOE”) when available, third-party evidence (“TPE”) if VSOE is not available, and if neither is available then the best estimate of the selling price is used. The Company utilizes best estimate for its multiple deliverable transactions as VSOE and TPE do not exist. To be considered a separate element, the product or service in question must represent a separate unit under Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104, and fulfill the following criteria: the delivered item(s) has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and if the arrangement includes a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. For arrangements containing multiple elements, revenue from time and materials based service arrangements is recognized as the service is performed. Revenue relating to undelivered elements is deferred at the estimated fair value until delivery of the deferred elements. If the arrangement does not meet all criteria above, the entire amount of the transaction is deferred until all elements are delivered.

The portion of revenue related to engineering and development is recognized ratably upon delivery of the goods or services pertaining to the underlying contractual arrangement or revenue is recognized as certain activities are performed by the Company over the estimated performance period.

For PPA projects with no identified buyer until at or near the completion of the project, the Company recognizes revenue for the sales of PPA projects following the guidance in FASB ASC Topic 360, “Accounting for Sales of Real Estate.” We record the sale as revenue after the initial and continuing investment requirements have been met and when collectability from the buyer is reasonably assured, which generally occurs at the end of a project. We may align the Company’s revenue recognition and release its project assets or deferred PPA project costs to cost of product sales with the receipt of payment from the buyer if the sale has been consummated and we have transferred the usual risks and rewards of ownership to the buyer.

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

The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in product revenues and shipping costs in cost of product sales. The Company reports its revenues net of estimated returns and allowances.

Revenues for the year ended June 30, 2018 were comprised of four significant customers (81% of revenues). Revenues for the year ended June 30, 2017 were comprised of two significant customers (71% of revenues). The Company had two significant customers with an outstanding receivable balance of $173,849 (81% of accounts receivable, net) as of June 30, 2018. The Company had three significant customers with an outstanding receivable balance of $336,685 (72% of accounts receivable, net) as of June 30, 2017.

Engineering, Development and License Revenues

The Company assesses whether a substantive milestone exists at the inception of its agreements. In evaluating if a milestone is substantive we consider whether:

•	substantive uncertainty exists as to the achievement of the milestone event at the inception of the arrangement;

•	the achievement of the milestone involves substantive effort and can only be achieved based in whole or in part on the Company’s performance or the occurrence of a specific outcome resulting from the Company’s performance;

•	the amount of the milestone payment appears reasonable either in relation to the effort expended or the enhancement of the value of the delivered item(s);

•	there is no future performance required to earn the milestone; and

•	the consideration is reasonable relative to all deliverables and payment terms in the arrangement.

If any of these conditions are not met, we do not consider the milestone to be substantive and we defer recognition of the milestone payment and recognize it as revenue over the estimated period of performance, if any.

The Company recorded engineering and development costs of $937,725 related to a Research and Development Agreement (the “R&D Agreement”) with Lotte Chemical Corporation (“Lotte”) for the year ended June 30, 2017. Pursuant to the R&D Agreement, the Company agreed to develop and provide to Lotte a 500 kWh zinc bromide flow battery system, including a zinc bromide chemical flow battery module and related software, on the terms and conditions set forth in the R&D Agreement. The Company recognized $175,000 of revenue under the R&D Agreement for the year ended June 30, 2017.  The Company does not expect to receive any additional cash payments under the R&D Agreement and other related agreements with Lotte. As of June 30, 2018, and June 30, 2017, the Company had no billed or unbilled amounts from engineering and development contracts in process.

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

Advertising Expense

Advertising costs were charged to selling, general and administrative expenses as incurred. Advertising costs of $197,744 and $145,285 were incurred for the years ended June 30, 2018 and June 30, 2017, respectively.

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740, “Accounting for Income Taxes.” FASB ASC Topic 740 requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the consolidated financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a full valuation allowance against its net deferred income tax assets as of June 30, 2018 and June 30, 2017.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s U.S. federal income tax returns for the years ended June 30, 2014 through June 30, 2017 and the Company’s Wisconsin income tax returns for the years ended June 30, 2013 through June 30, 2017 are subject to examination by taxing authorities. On August 2, 2017, the U.S. Internal Revenue Service (“IRS”) notified the Company of an income tax audit for the tax period ended June 30, 2015. On March 15, 2018, the audit was completed by the IRS resulting in no changes to U.S. federal income tax returns.

Foreign Currency

The Company uses the U.S. dollar as its functional and reporting currency, while the Philippines peso and Hong Kong dollar are the functional currencies of its foreign subsidiaries. Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates that are in effect at the balance sheet date while equity accounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates which were applicable during the reporting period. Translation adjustments are recorded in accumulated other comprehensive loss as a separate component of equity in the consolidated balance sheets.

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

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current presentation. The reclassifications did not impact prior period consolidated results of operations, cash flows, total assets, total liabilities, or total equity.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective and not included below will not have a material impact on the Company’s financial position or results of operations upon adoption.

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

In January 2017, the FASB issued ASU No. 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test, under which in computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU 2017-04, the annual or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The guidance is effective prospectively for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect adoption of this guidance to have a significant impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606). The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Additional ASUs have also been issued as part of the overall new revenue guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when the entity satisfies a performance obligation. The guidance also requires expanded disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has substantially completed its evaluation of the impacts of ASU 2014-09, and concluded that the adoption of the new revenue standard is not expected to have a significant impact on its consolidated financial statements. The effect is not significant because the Company’s analysis of contracts under the new revenue standard supports the recognition of revenue over time for the majority of contracts, which is consistent with the Company’s current revenue recognition model. Where a performance obligation is satisfied over time, the related revenue is also recognized over time. The Company will adopt this guidance in the first quarter of fiscal 2019 using the full retrospective approach.

NOTE 2 - MANAGEMENT'S PLANS AND FUTURE OPERATIONS

The accompanying consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $12,970,015 attributable to EnSync, Inc. for the year ended June 30, 2018, and as of June 30, 2018 has an accumulated deficit of $137,609,659 and total equity of $5,782,818. The ability of the Company to settle its total liabilities of $4,498,114 and to continue as a going concern is dependent upon raising additional investment capital to fund the Company’s business plan, increasing revenues and achieving profitability. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company believes that cash and cash equivalents on hand at June 30, 2018 together with cash generated from the registered direct offering of Common Stock described in Note 17, and other potential sources of cash, including net cash it generates from closing projects in backlog and pipeline and potential financing options, will be sufficient to fund the Company’s current operations through the first quarter of fiscal 2020. While the Company believes its pipeline of projects is deep, there can be no assurances that projects will close in a timely manner to meet the Company’s cash requirements. The Company is also working to improve operations and enhance cash balances by continuing to drive cost improvements and reducing its spend on research and development. Also, the Company is currently exploring potential financing options that may be available to the Company, including strategic partnership transactions, PPA project financing facilities, and if necessary, additional sales of Common Stock or other debt or equity securities. However, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to increase revenues and achieve profitability in a timely fashion or obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations, execute its growth plan, take advantage of future opportunities or respond to customers and competition.

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

The China Joint Venture operates through a jointly-owned Chinese company located in Wuhu City, Anhui Province named Anhui Meineng Store Energy Co., Ltd. (“Meineng Energy”). Meineng Energy assembles and manufactures the Company’s products for sale in the power management industry on an exclusive basis in mainland China and on a non-exclusive basis in Hong Kong and Taiwan. In addition, Meineng Energy manufactures certain products for the Company pursuant to a supply agreement under which the Company pays Meineng Energy 120% of its direct costs incurred in manufacturing such products.

Pursuant to a Joint Venture Agreement between Holdco and Anhui Xinrui Investment Co., Ltd, a Chinese limited liability company, and subsequent investment agreements, Meineng Energy has been capitalized with approximately $14.8 million of equity capital as of June 30, 2018 and June 30, 2017.

The Company’s investment in Meineng Energy was made through Holdco. Pursuant to a Limited Liability Company Agreement of Holdco between ZBB Cayman Corporation, the Company’s wholly-owned subsidiary, and PowerSav New Energy Holdings Limited (“PowerSav”), the Company contributed technology to Holdco via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest. PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest. For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s consolidated financial statements as a noncontrolling interest. As of June 30, 2018, and June 30, 2017, the Company’s indirect investment in Meineng Energy, after accounting for the Company’s share of the earnings or losses, was $831,433 and $814,546, respectively. As of June 30, 2018, and June 30, 2017, the Company’s indirect investment percentage in Meineng Energy equals approximately 30%.

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

Pursuant to a License Agreement (as amended on July 1, 2014) between Holdco and Meineng Energy, Holdco granted to Meineng Energy exclusive and non-exclusive royalty-free licenses to manufacture and distribute certain of the Company’s products in mainland China, Hong Kong and Taiwan in the power supply management industry.

Pursuant to a Research and Development Agreement with Meineng Energy, Meineng Energy may request the Company to provide research and development services upon commercially reasonable terms and conditions. Meineng Energy would pay the Company’s fully-loaded costs and expenses incurred in providing such services.

Activity  with Meineng Energy is summarized as follows:

	Year ended June 30,
	2018	2017
Product sales to Meineng Energy	$22,133	$72,712
Cost of product sales to Meineng Energy	17,537	76,109
Product purchases from Meineng Energy	430,802	1,300,892

The total amount due to Meineng Energy is as follows:

	June 30, 2018	June 30, 2017
Net amount due to Meineng Energy	$(33,822)	$(12,298)

The operating results for Meineng Energy are summarized as follows:

	Year ended June 30,
	2018	2017
Revenues	$719,302	$1,447,243
Gross profit (loss)	(8,481)	135,228
Loss from operations	(1,673,022)	(1,425,564)
Net loss	(1,629,316)	(1,391,295)

NOTE 4 - INVENTORIES

Net inventories are comprised of the following as of:

	June 30, 2018	June 30, 2017
Raw materials and subassemblies	$1,587,454	$3,343,233
Work in progress	-	4,595
Less: inventory reserve	(367,006)	(865,815)
Total	$1,220,448	$2,482,013

NOTE 5 – NOTE RECEIVABLE

On September 23, 2014, the Company was issued a $150,000 convertible promissory note, as amended, from an unrelated party. The note accrues interest at 8% per annum on the outstanding principal amount. On January 27, 2017, the Company negotiated new repayment terms with the unrelated party and extended the maturity date to the earlier of (a) the date on which the borrower has secured a total of $500,000 or more in additional financing from any source or (b) December 31, 2022. If at the maturity date the note and accrued interest has not been paid in full, the Company may convert the principal and interest outstanding into shares of the unrelated party’s convertible preferred stock at the then-current valuation. As referenced in Note 1, an allowance for doubtful accounts has been established for the full amount outstanding as of June 30, 2018.

NOTE 6 - PROPERTY, PLANT & EQUIPMENT

Property, plant and equipment are comprised of the following:

	June 30, 2018	June 30, 2017
Land	$-	$217,000
Building and improvements	44,975	3,532,375
Manufacturing equipment	2,977,579	4,255,385
Office equipment	470,731	454,562
Construction in process	227,702	-
Total, at cost	3,720,987	8,459,322
Less: accumulated depreciation	(2,945,442)	(5,013,069)
Property, plant and equipment, net	$775,545	$3,446,253

The Company recorded depreciation expense of $288,168 and $483,636 for the years ended June 30, 2018 and June 30, 2017, respectively.

See Impairment of Long-Lived Assets under Note 1 of the Notes to Consolidated Financial Statements for a discussion of the impairment charge related to the sale of the Company’s corporate headquarters.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses are comprised of the following as of:

	June 30, 2018	June 30, 2017
Accrued compensation and benefits	$441,222	$403,140
Accrued warranty	121,699	239,173
Right of use liability-operating leases	197,616	65,004
Customer deposits	104,724	90,877
Other	371,419	433,520
Total	$1,236,680	$1,231,714

NOTE 8 - LONG-TERM DEBT

The Company’s debt consisted of the following:

Bank loans, notes payable and other debt consisted of the following:

	June 30, 2018	June 30, 2017

Note payable to Wisconsin Economic Development Corporation payable in monthly installments of $23,685, including interest at 2%, with the final payment due May 1, 2018; collateralized by equipment purchased with the loan proceeds and substantially all assets of the Company not otherwise collateralized.	$-	$257,959

Bank loan payable in fixed monthly installments of $6,800 of principal and interest at a rate of 0.25% below prime, as defined, subject to a floor of 5%; collateralized by the building and land. Outstanding mortgage balance of $434,184 plus accrued interest was paid in full in connection with the sale of the Company's corporate headquarters on January 31, 2018. Refer to Note 1 of the Notes to Consolidated Financial Statements for further detail related to the sale of the Company’s headquarters.	-	468,297

Equipment finance obligation under sale-leaseback,interest payable in quarterly installments ranging between $1,510 and $2,555 at an imputed interest rate of approximately 2.44% over 20 years ending March 31, 2036.	331,827	331,827
Long-term debt	331,827	1,058,083
Less: current maturities of long-term debt	-	(726,256)
Long-term debt, net of current maturities	$331,827	$331,827

Maximum aggregate annual principal payments as of June 30, 2018 are as follows:

2019	$-
2020	-
2021	-
2022	-
2023	-
Thereafter	331,827
$331,827

NOTE 9 - EMPLOYEE AND DIRECTOR EQUITY INCENTIVE PLANS

The Company previously adopted the 2007 Equity Incentive Plan (“2007 Plan”) that authorized the board of directors or a committee to grant up to 300,000 shares to employees and directors of the Company. Unless defined in an employment agreement or otherwise determined, the stock options vest ratably over a three-year period. Stock options expire 10 years after the date of grant. No shares are available to be issued for future awards under the 2007 Plan.

In November 2010, the Company adopted the 2010 Omnibus Long-Term Incentive Plan (“2010 Omnibus Plan”), which authorizes a committee of the board of directors to grant stock options, stock appreciation rights, restricted stock, RSUs, unrestricted stock, other stock-based awards and cash awards. The 2010 Omnibus Plan, as amended, authorizes up to 13,950,000 shares plus shares of Common Stock underlying any outstanding stock option of other awards granted by any predecessor employee stock plan of the Company that is forfeited, terminated, or cancelled without issuance of shares, to employees, officers, non-employee members of the board of directors, consultants and advisors. Unless otherwise determined, options vest ratably over a three-year period and expire eight years after the date of grant. At the annual meeting of shareholders held on December 19, 2017, the Company’s shareholders approved an amendment of the 2010 Omnibus Plan which increased the number of shares of the Company’s Common Stock available for issuance pursuant to awards under the 2010 Omnibus Plan by 2,000,000 to 13,950,000.

In November 2012, the Company adopted the 2012 Non-Employee Director Equity Compensation Plan, as amended (“2012 Director Equity Plan”), under which the Company may issue up to 4,400,000 RSUs and other equity awards to our non-employee directors pursuant to the Company’s director compensation policy. At the annual meeting of shareholders held on November 14, 2016, the Company’s shareholders approved an amendment of the 2012 Director Equity Plan which increased the number of shares of the Company’s Common Stock available for issuance pursuant to awards under the 2012 Director Equity Plan by 1,200,000 to 4,400,000.

As of June 30, 2018, there were a total of 2,980,693 shares available to be issued for future awards under the 2010 Omnibus Plan and 446,651 shares available to be issued for future awards under the 2012 Director Equity Plan.

Stock Options

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of stock options granted during the years ended June 30, 2018 and June 30, 2017 using the Black-Scholes option-pricing model:

	Year ended June 30,
	2018	2017
Expected life of option (years)	4	4
Risk-free interest rate	1.59 - 2.71%	1.14 - 1.7%
Assumed volatility	95.51 - 113.98%	107.7 - 113.55%
Expected dividend rate	0.00%	0.00%
Expected forfeiture rate	6.15 - 21.29%	6.23 - 9.18%

Time-vested and performance-based stock options are accounted for at fair value at date of grant. Total fair value of stock options granted for the years ended June 30, 2018 and June 30, 2017 was $414,795 and $1,142,187, respectively. Compensation expense is recognized over the requisite service and performance periods. The amount recognized in the consolidated financial statements related to stock options was $353,584 and $1,017,330, based on the amortized grant date fair value of stock options granted under its various equity incentive plans, during the years ended June 30, 2018 and June 30, 2017, respectively. At June 30, 2018, there was $428,513 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.4 years.

Information with respect to stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at June 30, 2016	6,111,360	$0.88	6.96
Options granted	2,654,100	0.59
Options exercised	(124,252)	0.56
Options forfeited	(391,910)	2.55
Balance at June 30, 2017	8,249,298	0.71	6.50
Options granted	1,407,000	0.40
Options forfeited	(2,781,483)	0.71
Balance at June 30, 2018	6,874,815	0.65	5.87

The following table summarizes information relating to the stock options outstanding as of June 30, 2018:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.28 to $1.00	6,140,365	6.10	$0.50	3,070,032	5.57	$0.52
$1.01 to $2.50	645,000	4.31	1.47	533,000	4.17	1.56
$2.51 to $5.00	40,200	1.42	3.93	40,200	1.42	3.93
$5.01 to $6.95	49,250	1.24	5.71	49,250	1.24	5.71
Balance at June 30, 2018	6,874,815	5.87	0.65	3,692,482	5.26	0.77

During the year ended June 30, 2018, stock options to purchase 1,407,000 shares were granted to employees exercisable at $0.34 to $0.51 per share based on various service-based vesting terms from July 2017 through June 2021 and exercisable at various dates through June 2026. During the year ended June 30, 2017, stock options to purchase 2,654,100 shares were granted to employees exercisable at $0.35 to $1.02 per share based on service-based and performance-based vesting terms from July 2016 through June 2020 and exercisable at various dates through June 2025.

The aggregate intrinsic value of outstanding stock options totaled $14,779 and was based on the Company’s adjusted closing stock price of $0.37 as of June 30, 2018.

Information with respect to unvested employee stock option activity is as follows:

	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at June 30, 2016	4,852,367	$0.54	7.42
Options granted	2,654,100	0.59
Options vested	(2,110,085)	0.57
Options forfeited	(199,284)	0.80
Balance at June 30, 2017	5,197,098	0.54	6.93
Options granted	1,407,000	0.40
Options vested	(1,581,266)	0.56
Options forfeited	(1,840,499)	0.48
Balance at June 30, 2018	3,182,333	0.51	6.57

RSUs

The Company compensates its directors with time-vested RSUs and cash. On June 26, 2018, 119,444 RSUs were granted to the Company’s directors in lieu of cash based directors fee payments of $43,000 for services rendered during the fourth quarter of fiscal 2018. The RSUs vested immediately on the date of grant. On November 14, 2017, 1,163,075 RSUs were granted to the Company’s directors in partial payment of director’s fees through November 2018 under the 2012 Director Equity Plan. As of June 30, 2018, 872,310 of the RSUs from the November 14, 2017 grant had vested.

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

The Company also compensates its key employees with time-vested and performance-based RSUs. 3,060,000 and 1,090,000 RSUs were granted to the Company’s employees under the 2010 Omnibus Plan and inducement awards during the years ended June 30, 2018 and June 30, 2017, respectively.

Time-vested and performance-based RSUs are accounted for at fair value at date of grant. Total fair value of RSUs granted for the years ended June 30, 2018 and June 30, 2017 was $1,785,400 and $1,917,598, respectively. Compensation expense is recognized over the requisite service and performance periods. The amount recognized in the consolidated financial statements related to RSUs was $789,165 and $1,128,435, based on the amortized grant date fair value of RSUs granted under its various equity incentive plans, during the years ended June 30, 2018 and June 30, 2017, respectively. As of June 30, 2018, there were 4,145,765 of unvested RSUs and $1,748,243 in unrecognized compensation cost. Generally, shares of Common Stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

Information with respect to RSU activity is as follows:

	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at June 30, 2016	4,029,244	$1.03
RSUs granted	1,671,816	1.15
Shares issued	(144,728)	0.75
Balance at June 30, 2017	5,556,332	1.07
RSUs granted	4,342,519	0.41
RSUs forfeited	(1,147,231)	0.75
Shares issued	(1,041,152)	1.42
Balance at June 30, 2018	7,710,468	0.70

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

Information with respect to warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at June 30, 2016	2,655,610	$1.43
Warrants granted	357,500	0.42
Warrants exercised	(45,000)	0.37
Warrants expired	(2,610,610)	1.45
Balance at June 30, 2017	357,500	0.42
Warrants granted	220,000	0.40
Warrants expired	(180,000)	0.40
Balance at June 30, 2018	397,500	0.42

NOTE 11 – BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock and RSUs. In computing diluted net loss per share for the years ended June 30, 2018 and June 30, 2017, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding stock options, RSUs and warrants and conversion of preferred stock is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	June 30, 2018	June 30, 2017
Stock options and RSUs	14,585,283	13,805,630
Stock warrants	397,500	357,500
Series B preferred shares	3,870,416	3,506,404
Total	18,853,199	17,669,534

NOTE 12 - EQUITY

Series B Convertible Preferred Stock

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”). Certain Directors of the Company purchased 500 shares. Shares of Series B Preferred Stock have a $1,000 per share stated value (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%. At June 30, 2018, 2,300 shares of Series B Preferred Stock remain outstanding and were convertible, along with accrued and unpaid dividends, into 3,870,416 shares of Common Stock of the Company at a conversion price equal to $0.95. Upon any liquidation, dissolution or winding up of the Company, holders of the Series B Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon. At June 30, 2018, the liquidation preference of the Series B Preferred Stock was $5,976,896. In connection with the purchase of the Series B Preferred Stock, investors received warrants to purchase a total of 3,157,895 shares of Common Stock at an exercise price of $0.95. These warrants expired on September 27, 2016.

Series C Convertible Preferred Stock

On July 13, 2015, the Company entered into a Securities Purchase Agreement with SPI Energy Co., LTD. (“SPI”) in connection with entering into a global strategic partnership, which included a Securities Purchase Agreement, a Supply Agreement and a Governance Agreement. Pursuant to the Securities Purchase Agreement, the Company sold to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of Common Stock based on a purchase price per share of $0.6678 and (ii) 28,048 shares Series C convertible preferred stock (the “Series C Preferred Stock”) based on a price of $0.6678 per common equivalent. The Series C Preferred Stock were potentially convertible, subject to the completion of projects under the Supply Agreement with SPI, into a total of up to 42,000,600 shares of Common Stock. At the closing of the SPI transaction, the Company recognized the fair value of (i) $6,800,000 for the Common Stock (determined by reference to the closing price of the Company’s Common Stock on the NYSE American) as an increase to equity; (ii) $13,300,000 for the Series C Preferred Stock, ignoring the contingent convertibility on the closing date, as an increase to equity; and (iii) $13,290,000 as deferred revenue for the cash received by the Company in excess of the fair value of the Common Stock and the nonconvertible attribute of the Series C Preferred Stock, which was allocated to the Supply Agreement, and under which the Company was expected to perform in the future and would be recognized as revenue as sales occurred under the Supply Agreement. Pursuant to the Securities Purchase Agreement, the Company also issued to SPI a warrant to purchase 50,000,000 shares of Common Stock for an aggregate purchase price of $36,729,000 (the “Warrant”), at a per share exercise price of $0.7346. The Warrant would have become exercisable only once SPI purchased and paid for 40 megawatts of projects, as defined in the Supply Agreement.

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

SPI never made any purchases under the Supply Agreement. Due to SPI’s failure to meet its purchase obligations, on May 4, 2017, the Company terminated the Supply Agreement. As a result of the termination of the Supply Agreement, it is no longer possible for SPI to satisfy the conditions that would have enabled it to convert the Series C Preferred Stock or exercise the Warrant, and for the Company to recognize revenue as sales occurred under the Supply Agreement. Applying guidance from ASC Topic 405-20, liabilities should be derecognized only when the obligor is legally released from the obligation, which occurred for the Company upon the exercise of the termination rights. Since the Supply Agreement termination was not standard operating revenues of the Company, the derecognition of the deferred revenue liability of $13,290,000 resulted in a gain and was recorded as other income in the fourth quarter of fiscal 2017.

The Series C Preferred Stock are non-voting, are perpetual, are not eligible for dividends, and are not redeemable. Upon any liquidation, dissolution, or winding up of the Company (a “Liquidation”) or a Fundamental Transaction (as defined in the Certificate of Designation for the Series C Preferred Stock), holders of the Series C Preferred Stock are entitled to receive out of the assets of the Company an amount equal to the higher of (1) the stated value, which was $28,048,000 as of June 30, 2018 and (2) the amount payable to the holder if it had converted the shares into Common Stock immediately prior to the Liquidation or Fundamental Transaction, for each share of the Series C Preferred Stock after any distribution or payment to the holders of the Series B Preferred Stock and before any distribution or payment shall be made to the holders of the Company’s existing Common Stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed shall be ratably distributed in accordance with respective amount that would be payable on such shares if all amounts payable thereon were paid in full. At June 30, 2018, the liquidation preference of the Series C Preferred Stock was $0. While the Series C Preferred Stock is outstanding, the Company may not pay dividends on its Common Stock and may not redeem more than $100,000 in Common Stock per year.

In connection with the closing of the SPI transaction and pursuant to the Securities Purchase Agreement, the Company entered into the Governance Agreement.  Under the Governance Agreement, for so long as SPI holds at least 10,000 Series C Preferred Stock or 25 million shares of Common Stock or Common Stock equivalents, SPI has certain governance rights, as defined in the Governance Agreement.

On August 30, 2016, SPI entered into a Share Purchase Agreement with Melodious Investments Company Limited (“Melodious”) pursuant to which SPI sold to Melodious the 8,000,000 outstanding shares of Common Stock.

On May 8, 2018, the Company filed a lawsuit against SPI in the Circuit Court for Waukesha County in the State of Wisconsin seeking a declaratory judgment releasing the Company from its obligations under the Governance Agreement between the Company and SPI dated July 13, 2015 (the “SPI Dispute”).  The Company’s complaint in the SPI Dispute asserted, among other things, that the Company should be released from its obligations under the Governance Agreement due to the Doctrine of Frustration of Purpose. As detailed in the complaint, the basis for this claim was that the Company’s principle purpose for entering into the Governance Agreement was as a condition and inducement to SPI to enter into the Supply Agreement between the Company and SPI dated July 13, 2015, and that due to SPI’s failure to perform its obligations under the Supply Agreement, that purpose was frustrated.

On June 19, 2018, the Circuit Court for Waukesha County in the State of Wisconsin granted the Company’s motion for a default judgment in the SPI Dispute.  Pursuant to this default judgment, the Court ordered that the Governance Agreement was terminated and unenforceable, and the Company was completely and fully released from its obligations, covenants and agreements thereunder.

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

NOTE 13 - COMMITMENTS

Leasing Activities

Operating Leases

Operating lease expense recognized during the year ended June 30, 2018 and June 30, 2017 was $150,797 and $67,888, respectively. Operating lease expense is included in operating expenses in the consolidated statements of operations.

In December 2017, the Company entered into a seven-year office lease agreement to replace the Company’s former headquarters, which was sold on January 31, 2018. Monthly rent for the first twelve months of the lease is $13,845 and increases by approximately 1.5% for each succeeding 12-month period. Refer to Note 1 of the Notes to Consolidated Financial Statements for further detail related to the sale of the Company’s headquarters.

As of June 30, 2018, and June 30, 2017, the carrying value of the right of use asset was $1,087,249 and $150,214, respectively, and is separately stated on the consolidated balance sheets. The related short-term and long-term liabilities as of June 30, 2018 were $197,616 and $889,633 and as of June 30, 2017 were $65,004 and $85,210, respectively. The short-term and long-term liabilities are included in “Accrued expenses” and “Other long-term liabilities,” respectively, in the consolidated balance sheets.

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases are summarized below:

	June 30, 2018	June 30, 2017
Weighted-average remaining lease term (in years)
Operating leases	6.05	2.37
Weighted-average discount rate
Operating leases	5.0%	5.0%

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the consolidated balance sheets as of June 30, 2018:

2019	$248,148
2020	210,260
2021	172,317
2022	174,873
2023	177,429
Thereafter	285,846
Total undiscounted lease payments	1,268,873
Present value adjustment	(181,624)
Net operating lease liabilities	$1,087,249

Short-term Leases

The Company leases facilities in Honolulu, Hawaii, Milwaukee and Madison, Wisconsin and Shanghai, China from unrelated parties under lease terms that will expire over the next twelve months. Monthly rent for the twelve-month rental periods is between $400 and $2,010 per month. Rent expense of $54,300 and $79,179 was recognized during the years ended June 30, 2018 and June 30, 2017, respectively. Short-term rent expense is included in operating expenses in the consolidated statements of operations.

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

Total employer contributions recognized in the consolidated statements of operations under this plan were $193,899 and $190,585 for the years ended June 30, 2018 and June 30, 2017, respectively.

NOTE 15 - INCOME TAXES

The Company had no current or deferred provision (benefit) for income taxes for the years ended June 30, 2018 and June 30, 2017.

The Company’s combined effective income tax rate differed from the U.S. federal statutory income rate as follows:

	Year ended June 30,
	2018	2017
Income tax benefit computed at the U.S. federal statutory rate	-28%	-34%
Change in valuation allowance	28%	34%
Total	0%	0%

Significant components of the Company’s net deferred income tax assets as of June 30, 2018 and June 30, 2017 were as follows:

	June 30, 2018	June 30, 2017
Federal net operating loss carryforwards	$14,209,723	$18,557,615
Federal - other	2,722,072	3,794,302
Wisconsin net operating loss carryforwards	3,779,643	3,116,946
Australia net operating loss carryforwards	1,280,966	1,334,725
Deferred income tax asset valuation allowance	(21,992,404)	(26,803,588)
Total deferred income tax assets	$-	$-

The Company has U.S. federal net operating loss carryforwards of approximately $54.7 million as of June 30, 2018 that expire at various dates between 2019 and 2037 and $13.0 million that has an indefinite carryforward period. The Company has U.S. federal research and development tax credit carryforwards of approximately $340,000 as of June 30, 2018 that expire at various dates through 2036. As of June 30, 2018, the Company has approximately $64.3 million of Wisconsin net operating loss carryforwards that expire at various dates between 2026 and 2038. As of June 30, 2018, the Company also has approximately $4.3 million of Australian net operating loss carryforwards available to reduce future taxable income of its Australian subsidiaries with an indefinite carryforward period.

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

On December 22, 2017, the President of the U.S. signed the Tax Act into law. The Tax Act includes several changes to existing tax law, including a permanent reduction in the U.S. federal statutory tax rate from 35% to 21%, further limitations on the deductibility of interest expense and certain executive compensation, repeal of the corporate Alternative Minimum Tax and imposition of a territorial tax system. While some of the new provisions of the Tax Act will impact the Company in fiscal 2019 and beyond, the change in the U.S. federal statutory tax rate was effective January 1, 2018. During the second quarter of fiscal 2018, the Company was required to revalue its U.S. federal deferred tax assets and liabilities at the new U.S. federal statutory tax rate in the period of enactment. As the Company has provided for a full valuation allowance against all of its net deferred income taxes, the revaluation resulted in no charge to income tax expense for the year ended June 30, 2018.

NOTE 16 – RELATED PARTY TRANSACTIONS

On September 7, 2016, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) with Theodore Peck, the CEO of the Company’s 85% owned subsidiary, Holu. Pursuant to the MIPA, the Company will sell to Theodore Peck all of the issued and outstanding membership interests of a PPA entity for $592,000, subject to the terms of a Promissory Note, a Security Agreement and a Pledge Agreement. The transaction is considered to be executed upon terms that are in the normal course of operations. Revenues for the total contract of $592,000 and expenses of $573,353 were recognized in the Company’s consolidated statement of operations for the year ended June 30, 2017.

NOTE 17 – SUBSEQUENT EVENT

On September 5, 2018, the Company completed a registered direct offering, pursuant to a Registration Statement on Form S-3, of 11,334,616 shares of Common Stock at a price of $0.26 per share for net proceeds of $2.7 million, after deducting customary expenses. Investors include members of the Company’s board of directors who are purchasing $600,000 of shares.

The following table sets forth total EnSync, Inc. equity as of June 30, 2018 on an actual basis and on a pro forma basis giving effect to the registered direct offering:

Total Ensync, Inc. equity as of June 30, 2018:
As reported	$5,086,343
Net proceeds from registered direct offering	2,715,710
Pro forma as of June 30, 2018	$7,802,053

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our PEO and PFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of June 30, 2018. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company to conform with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the year ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is set forth in the Company’s definitive Proxy Statement relating to the Company’s 2018 annual meeting of shareholders to be held on November 13, 2018 and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information required under this item is set forth in the Company’s definitive Proxy Statement relating to the Company’s 2018 annual meeting of shareholders to be held on November 13, 2018 and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is set forth in the Company’s definitive Proxy Statement relating to the Company’s 2018 annual meeting of shareholders to be held on November 13, 2018 and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is set forth in the Company’s definitive Proxy Statement relating to the Company’s 2018 annual meeting of shareholders to be held on November 13, 2018 and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is set forth in the Company’s definitive Proxy Statement relating to the Company’s 2018 annual meeting of shareholders to be held on November 13, 2018 and is incorporated herein by reference.

Part IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are included in Item 8 of this Annual Report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2018 and 2017
Consolidated Statements of Operations for the Years ended June 30, 2018 and 2017
Consolidated Statements of Comprehensive Loss for the Years ended June 30, 2018 and 2017
Consolidated Statements of Changes in Equity for the Years ended June 30, 2018 and 2017
Consolidated Statements of Cash Flows for the Years ended June 30, 2018 and 2017
Notes to the Consolidated Financial Statements

Financial Statement Schedules

Financial statement schedules have been omitted because they either are not applicable or the required information is included in the consolidated financial statements or notes thereto.

Exhibits

Exhibit No.	Description	Incorporated by Reference to

3.1	Articles of Incorporation of EnSync, Inc., as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

3.2	Articles of Amendment to Articles of Incorporation of EnSync, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2016

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 14, 2015

3.5	Amended and Restated By-laws of EnSync, Inc. (as of November 4, 2009)	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

4.2	Form of Underwriter’s Warrant	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 23, 2017

10.1*	2002 Stock Option Plan of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on April 16, 2008

10.2*	2005 Employee Stock Option Scheme of ZBB Energy Corporation	Incorporated by reference to the Company’s Registration Statement on Form SB-2 filed on October 27, 2006

10.3*	2007 Equity Incentive Plan of ZBB Energy Corporation	Incorporated by reference to the Company’s registration statement on Form S-8 filed on April 16, 2008

10.4*	2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to Appendix A attached to the Company’s Definitive Proxy Statement filed on September 24, 2010

10.5*	Amendment No. 1 to 2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to the Appendix A attached to the Company’s Definitive Proxy Statement filed on September 25, 2012

10.6*	2010 Omnibus Long-Term Incentive Plan Form Stock Option Award Agreement	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed January 31, 2011

10.7*	2010 Omnibus Long-Term Incentive Plan Form Restricted Stock Unit Award Agreement	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on January 31, 2011

10.8	Joint Venture Agreement of Anhui Meineng Store Energy Co., Ltd. by and between ZBB PowerSav Holdings Limited and Anhui Xinrui Investment Co., Ltd., dated August 30, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.9	Limited Liability Company Agreement of ZBB PowerSav Holdings Limited by and between ZBB Cayman Corporation and PowerSav, Inc., dated August 30, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011

10.10	Anhui Meineng Store Energy Co., Ltd. Supplemental Agreement to the Joint Venture Agreement by and between ZBB PowerSav Holdings Limited and Anhui Xinlong Investment Management Co., Ltd., dated November 15, 2011	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011

10.11	License Agreement by and between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store energy Co., Ltd., dated November 11, 2011	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011

10.12	Management Services Agreement by and between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store Energy Co., Ltd., dated November 11, 2011	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011

10.13	First Amendment to the License Agreement between ZBB PowerSav Holdings Ltd. and Anhui Meineng Store Energy Co., Ltd., dated December 3, 2013	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014

10.14	Amended License Agreement between the Company and Lotte Chemical Corporation, dated December 16, 2013	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013

10.15*	Employment Agreement between the Company and Bradley Hansen, dated May 19, 2014	Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2014

10.16*	Form of Nonstatutory Option Agreement issued on May 19, 2014 to Bradley Hansen	Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2014

10.17*	Amended and Restated Employment Agreement between the Company and Kevin Dennis, dated September 30, 2014	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 3, 2014

10.18*	Restricted Stock Unit Award Agreement between the Company and Bradley Hansen, dated July 15, 2014	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

10.19	Amended and Restated Management Services Agreement between Anhui Meineng Store Energy Co., Ltd. and ZBB PowerSav Holdings Limited, dated July 1, 2014	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

10.20*	Amended and Restated Employment Agreement between the Company and Daniel Nordloh, dated September 30, 2014	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014

10.21*	Amendment No. 2 to the 2010 Omnibus Long-Term Incentive Plan	Incorporated by reference to Appendix A attached to the Company’s Definitive Proxy Statement filed on October 9, 2014

10.22*	Amendment No. 1 to the 2012 Non-Employee Director Equity Compensation Plan	Incorporated by reference to Appendix B attached to the Company’s Definitive Proxy Statement filed on October 9, 2014

10.23*	Amendment to Employment Agreement between the Company and Bradley Hansen, dated July 13, 2015	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 14, 2015

10.24*	Amendment No. 3 of the EnSync, Inc. 2010 Omnibus Long-Term Incentive Plan (formerly the ZBB Energy Corporation 2010 Omnibus Long-Term Incentive Plan)	Incorporated by reference to Appendix B attached to the Company’s Definitive Proxy Statement filed on October 7, 2015

10.25*	Amendment No. 2 of the EnSync, Inc. 2012 Non-Employee Director Equity Compensation Plan (formerly the ZBB Energy Corporation 2012 Non-Employee Director Equity Compensation Plan)	Incorporated by reference to Appendix C attached to the Company’s Definitive Proxy Statement filed on October 7, 2015

10.26*	Amendment No. 4 of the EnSync, Inc. 2010 Omnibus Long-Term Incentive Plan (formerly the ZBB Energy Corporation 2010 Omnibus Long-Term Incentive Plan)	Incorporated by reference to Appendix A attached to the Company’s Definitive Proxy Statement filed on October 11, 2016

10.27*	Amendment No. 3 of the EnSync, Inc. 2012 Non-Employee Director Equity Compensation Plan (formerly the ZBB Energy Corporation 2012 Non-Employee Director Equity Compensation Plan)	Incorporated by reference to Appendix B attached to the Company’s Definitive Proxy Statement filed on October 11, 2016

10.28	Anhui Meineng Store Energy Co., Ltd. Second Supplemental Agreement to the Joint Venture Agreement by and between ZBB PowerSav Holdings Limited and Anhui Xinlong Investment Management Co., Ltd., dated December 18, 2015	Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed on September 27, 2017

10.29*	Amendment No. 5 of the EnSync, Inc. 2010 Omnibus Long-Term Incentive Plan (formerly the ZBB Energy Corporation 2010 Omnibus Long-Term Incentive Plan)	Incorporated by reference to Appendix A attached to the Company’s Definitive Proxy Statement filed on October 5, 2017

10.30*	Form of Nonstatutory Stock Option Agreement	Incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8 filed on December 28, 2017

10.31	Offer to Purchase, dated October 12, 2017, between EnSync, Inc. and CSJM LLC	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 6, 2018

10.32	Lease, dated November 17, 2017, by and between the Company and 13901 Leasing Company, LLP	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 6, 2018

10.33	Lease Amendment, dated December 1, 2017, by and between the Company 13901 Leasing Company, LLP	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017

10.34*	Employment Agreement, dated as of February 12, 2018, between EnSync, Inc. and William J. Dallapiazza	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018

10.35	Stock Purchase Agreement, dated as of September 5, 2018, between EnSync, Inc. and the purchasers signatory thereto	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2018

10.36*	EnSync, Inc. Director Compensation Policy

21	Subsidiaries of EnSync, Inc.

23	Consent of Baker Tilly Virchow Krause, LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

* Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned on September 25, 2018 thereunto duly authorized.

ENSYNC, INC.

By:	/s/ Bradley L. Hansen
Name:	Bradley L. Hansen
Title:	Chief Executive Officer and President and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Position	Date

/s/ Bradley L. Hansen	Chief Executive Officer and President	September 25, 2018
Bradley L. Hansen	(Principal Executive Officer) and Director

/s/ William J. Dallapiazza	Chief Financial Officer	September 25, 2018
William J. Dallapiazza	(Principal Financial and Accounting Officer)

/s/ Paul F. Koeppe	Chairman and Director	September 25, 2018
Paul F. Koeppe

/s/ Richard A. Abdoo	Director	September 25, 2018
Richard A. Abdoo

/s/ Manfred E. Birnbaum	Director	September 25, 2018
Manfred E. Birnbaum

/s/ James H. Ozanne	Director	September 25, 2018
James H. Ozanne

/s/ Theodore Stern	Director	September 25, 2018
Theodore Stern

