Form 10-Q
period 2018-09-30
EnSync, Inc.
filed 2018-11-13
CIK 1140310

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 13, 2018, the Company had 68,088,055 shares of its Common Stock, par value $0.01 per share, issued and outstanding.

ENSYNC, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

EnSync, Inc.

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2018	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$2,981,785	$2,984,532
Accounts receivable, net	17,504	215,009
Inventories, net	1,487,477	1,220,448
Costs and estimated earnings in excess of billings	863,841	528,266
Prepaid expenses and other current assets	482,129	929,379
Total current assets	5,832,736	5,877,634
Long-term assets:
Property and equipment, net	812,886	775,545
Investment in investee company	1,624,108	1,640,054
Goodwill	809,363	809,363
Right of use assets-operating leases	1,011,620	1,087,249
Other assets	91,087	91,087
Total assets	$10,181,800	$10,280,932

Liabilities and Equity
Current liabilities:
Accounts payable	$877,913	$1,142,256
Billings in excess of costs and estimated earnings	258,257	176,294
Accrued expenses	1,027,702	1,236,680
Total current liabilities	2,163,872	2,555,230
Long-term liabilities:
Long-term debt	331,827	331,827
Deferred revenue	711,359	538,937
Other long-term liabilities	1,029,766	1,072,120
Total liabilities	4,236,824	4,498,114

Commitments and contingencies	-	-

Equity
Series B redeemable convertible preferred stock ($0.01 par value,
$1,000 face value), 3,000 shares authorized and issued, 2,300 shares outstanding	23	23
Series C convertible preferred stock ($0.01 par value, $1,000 face
value), 28,048 shares authorized, issued, and outstanding	280	280
Common stock ($0.01 par value), 300,000,000 authorized,
68,014,385 and 56,609,115 shares issued and outstanding as of
September 30, 2018 and June 30, 2018, respectively	1,388,458	1,274,406
Additional paid-in capital	145,911,154	143,008,995
Accumulated deficit	(140,381,353)	(137,609,659)
Accumulated other comprehensive loss	(1,587,702)	(1,587,702)
Total EnSync, Inc. equity	5,330,860	5,086,343
Noncontrolling interest	614,116	696,475
Total equity	5,944,976	5,782,818
Total liabilities and equity	$10,181,800	$10,280,932

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
	2018	2017

Revenues	$2,738,206	$2,362,048

Costs and expenses
Cost of sales	2,377,268	2,066,910
Advanced engineering and development	1,242,446	1,447,947
Selling, general and administrative	1,927,308	2,303,671
Depreciation and amortization	38,344	97,392
Impairment of long-lived assets	-	447,000
Total costs and expenses	5,585,366	6,362,920

Loss from operations	(2,847,160)	(4,000,872)

Other income (expense)
Equity in loss of investee company	(15,946)	(50,025)
Interest income	483	7,133
Interest expense	(2,559)	(11,258)
Other income	11,129	69,998
Total other income (expense)	(6,893)	15,848

Loss before benefit for income taxes	(2,854,053)	(3,985,024)

Benefit for income taxes	-	-
Net loss	(2,854,053)	(3,985,024)
Net loss attributable to noncontrolling interest	82,359	93,230
Net loss attributable to EnSync, Inc.	(2,771,694)	(3,891,794)
Preferred stock dividend	(91,922)	(83,277)
Net loss attributable to common shareholders	$(2,863,616)	$(3,975,071)

Net loss per share
Basic and diluted	$(0.05)	$(0.07)

Weighted average shares - basic and diluted	59,758,292	55,550,492

See accompanying notes to condensed consolidated financial statements.

3

EnSync, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three months ended September 30,
	2018	2017
Net loss	$(2,854,053)	$(3,985,024)
Foreign exchange translation adjustments	-	632
Comprehensive loss	(2,854,053)	(3,984,392)
Net loss attributable to noncontrolling interest	82,359	93,230
Comprehensive loss attributable to EnSync, Inc.	$(2,771,694)	$(3,891,162)

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Loss	Interest
Balance: July 1, 2017	2,300	$23	28,048	$280	55,200,963	$1,260,324	$141,822,317	$(124,639,644)	$(1,584,578)	$1,049,045

Net loss	-	-	-	-	-	-	-	(12,970,015)	-	(354,526)
Net currency translation adjustment	-	-	-	-	-	-	-	-	(3,124)	-
Issuance of common stock, net of costs and underwriting fees	-	-	-	-	367,000	3,670	93,004	-	-	-
Contribution of capital from noncontrolling interest	-	-	-	-	-	-	-	-	-	1,956
Stock-based compensation	-	-	-	-	1,041,152	10,412	1,093,674	-	-	-
Balance: June 30, 2018	2,300	23	28,048	280	56,609,115	1,274,406	143,008,995	(137,609,659)	(1,587,702)	696,475

Net loss	-	-	-	-	-	-	-	(2,771,694)	-	(82,359)
Issuance of common stock, net of costs	-	-	-	-	11,334,616	113,346	2,588,223	-	-	-
Stock-based compensation	-	-	-	-	70,654	706	313,936	-	-	-
Balance: September 30, 2018	2,300	$23	28,048	$280	68,014,385	$1,388,458	$145,911,154	$(140,381,353)	$(1,587,702)	$614,116

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(2,854,053)	$(3,985,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property, plant and equipment	38,344	97,392
Stock-based compensation, net	314,642	435,608
Equity in loss of investee company	15,946	50,025
Provision for inventory reserve	57,265	54,928
Gain on sale of property, plant and equipment	(11,124)	(70,000)
Interest accreted on note receivable	-	(3,024)
Impairment of long-lived assets	-	447,000
Changes in assets and liabilities
Accounts receivable	197,505	265,250
Inventories	(324,294)	84,523
Costs and estimated earnings in excess of billings	(335,575)	(504,873)
Prepaids and other current assets	447,250	(151,826)
Accounts payable	(264,343)	1,003,940
Billings in excess of costs and estimated earnings	81,963	(331,603)
Accrued expenses	(175,958)	(184,366)
Deferred revenue	172,422	-
Net cash used in operating activities	(2,640,010)	(2,792,050)
Cash flows from investing activities
Expenditures for property and equipment	(75,430)	-
Proceeds from sale of property, plant and equipment	11,124	70,000
Payments from note receivable	-	6,000
Net cash provided by (used in) investing activities	(64,306)	76,000
Cash flows from financing activities
Repayments of long term debt	-	(84,348)
Net proceeds from issuance of common stock	2,701,569	119,459
Contribution of capital from noncontrolling interest	-	1,956
Net cash provided by financing activities	2,701,569	37,067
Net decrease in cash and cash equivalents	(2,747)	(2,678,983)
Cash and cash equivalents - beginning of period	2,984,532	11,782,962

Cash and cash equivalents - end of period	$2,981,785	$9,103,979

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,559	$11,452
Supplemental noncash information:
Right of use asset obtained in exchange for new operating lease	(75,629)	(19,467)

See accompanying notes to condensed consolidated financial statements.

EnSync, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

EnSync, Inc. and its subsidiaries (“EnSync Energy,” “EnSync”, “we,” “us,” “our,” or the “Company”) is a renewable energy systems and services company whose innovative and differentiated technologies and capabilities are designed to deliver the least expensive, highest value and most reliable electricity. With the Company’s May 2018 announcement of the EnSync Home Energy System, the Company now serves all three major markets in the renewable energy space: Residential Energy Systems, Commercial Energy Systems and Independent Utility Energy Systems. The Company’s systems utilize highly configurable modules that, together with the Auto-Sync DC Bus and DER FlexTM internet of energy control platform, enable simple design, configuration and deployment of mass-customized systems that meet the specific needs of each project with the best possible economics in a highly dynamic environment with multiple economic value streams. The Company is vertically integrated, from lead generation to system design and deployment, to warranty and operating and maintenance services. The Company typically utilizes a 20-year power purchase agreement (“PPA”) structure where the off-taker contracts to purchase electricity from a completed system owned by a third-party that acquires the PPA from the Company. The Company also sells systems directly to the end customer or through its channel partners.

Incorporated in 1998, the Company is headquartered in Menomonee Falls, Wisconsin, USA, with offices in Madison, Wisconsin, Petaluma, California, Honolulu, Hawaii and Shanghai, China.

Interim Financial Data

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial data and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of adjustments of a normal and recurring nature) considered necessary for fair presentation of the results of operations have been included. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that might be expected for the year ending June 30, 2019.

The condensed consolidated balance sheet at June 30, 2018 has been derived from audited financial statements at that date, but does not include all of the information and disclosures required by US GAAP. For a more complete discussion of accounting policies and certain other information, refer to the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2018 filed with the Securities and Exchange Commission (“SEC”) on September 25, 2018.

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries and have been prepared in accordance with US GAAP and are reported in U.S. dollars. For subsidiaries in which the Company’s ownership interest is less than 100%, the noncontrolling interests are reported in stockholders’ equity in the condensed consolidated balance sheets. The noncontrolling interests in net income (loss), net of tax, are classified separately in the condensed consolidated statements of operations. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s fiscal year end is June 30.

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

The Company accounts for the fair value of financial instruments in accordance with FASB ASC Topic 820 – Fair Value Measurements and Disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The degree of judgment utilized in measuring the fair value of assets and liabilities generally correlate to the level or pricing observability. FASB ASC Topic 820 describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company maintains its cash deposits at financial institutions predominately in the U.S., Philippines, Hong Kong and China. The Company has not experienced any material losses in such accounts.

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

The Company completed a review of the estimated useful lives of specific assets for the three months ended September 30, 2018 and determined that there were no changes in the estimated useful lives of assets.

Impairment of Long-Lived Assets

In accordance with FASB ASC Topic 360 – Impairment or Disposal of Long-Lived Assets, the Company assesses potential impairments to its long-lived assets including property, plant and equipment and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying value may not be recoverable.

If such an indication exists, the recoverable amount of the asset is compared to the asset’s carrying value. Any excess of the asset’s carrying value over its recoverable amount is expensed in the condensed consolidated statements of operations. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate.

On October 12, 2017, the Company accepted an offer to sell its corporate headquarters for $2,340,000, less commissions and other customary closing costs. As a result, the Company recorded an impairment charge of $447,000 on the building and land in its condensed consolidated statements of operations during the three months ended September 30, 2017. The sale of the Company’s corporate headquarters closed on January 31, 2018, pursuant to which the Company received net proceeds of $2,187,317 and recorded a gain on sale of $61,129.

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

The first step of the impairment test requires comparing a reporting unit’s fair value to its carrying value. If the carrying value is less than the fair value, no impairment exists and the second step is not performed. If the carrying value is higher than the fair value, there is an indication that impairment may exist and the second step must be performed to compute the amount of the impairment. In the second step, the impairment is computed by estimating the fair values of all recognized and unrecognized assets and liabilities of the reporting unit and comparing the implied fair value of reporting unit goodwill with the carrying amount of that unit’s goodwill. The Company determined fair value as evidenced by market capitalization, and concluded that there was no need for an impairment charge as of September 30, 2018 and June 30, 2018.

Warranty Obligations

The Company typically warrants its products for the shorter of twelve months after installation or eighteen months after date of shipment. Warranty costs are provided for estimated claims and charged to cost of sales as revenue is recognized. Warranty obligations are also evaluated quarterly to determine a reasonable estimate for the replacement of potentially defective materials of all energy storage systems that have been shipped to customers within the warranty period.

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

The following is a summary of accrued warranty activity:

	Three months ended September 30,
	2018	2017
Beginning balance	$121,699	$239,173
Accruals for warranties	-	852
Net settlements	(113,825)	(34,610)
Adjustments relating to preexisting warranties	93,449	(8,724)
Ending balance	$101,323	$196,691

The Company offers extended warranty contracts to its customers. These contracts typically cover a period up to twenty years and include advance payments that are recorded initially as long-term deferred revenue. Revenue is recognized in the same manner as the costs incurred to perform under the extended warranty contracts. Costs associated with these extended warranty contracts are expensed to cost of sales as incurred. A summary of changes to long-term deferred revenue for extended warranty contracts is as follows:

	Three months ended September 30,
	2018	2017
Beginning balance	$544,249	$431,700
Deferred revenue for new extended warranty contracts	172,422	-
Deferred revenue recognized	(938)	(938)
Ending balance	715,733	430,762
Less: current portion of deferred revenue for extended warranty contracts	4,374	8,124
Long-term deferred revenue for extended warranty contracts	$711,359	$422,638

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

For PPA projects with an identified buyer, the Company recognizes revenue for the sales of PPA projects using the percentage of completion method for recording revenues on long term contracts under FASB ASC Topic 606 – Revenue from Contracts with Customers, measured by the percentage of cost incurred to date to estimated total cost for each contract. That method is used because management considers total cost to be the best available measure of progress on contracts. Because of inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

The Company charges shipping and handling fees when products are shipped or delivered to a customer, and includes such amounts in product revenues and shipping costs in cost of product sales. The Company reports its revenues net of estimated returns and allowances.

Revenues for the three months ended September 30, 2018 were comprised of four significant customers (87% of revenues). Revenues for the three months ended September 30, 2017 were comprised of three significant customers (90% of revenues).

The Company had two significant customers with an outstanding receivable balance of $173,849 (81% of accounts receivable, net) as of June 30, 2018.

Advanced Engineering and Development Expenses

In accordance with FASB ASC Topic 730 – Research and Development, the Company expenses advanced engineering and development costs as incurred. These costs consist primarily of materials, labor and allocable indirect costs incurred to design, build and test prototype units, as well as the development of manufacturing processes for these units. Advanced engineering and development costs also include consulting fees and other costs.

To the extent these costs are separately identifiable, incurred and funded by advanced engineering and development type agreements with outside parties, they are shown separately on the condensed consolidated statements of operations as a “Cost of engineering and development.”

Stock-Based Compensation

The Company measures all “Share-Based Payments," including grants of stock options, restricted shares and restricted stock units (“RSUs”) in its condensed consolidated statements of operations based on their fair values on the grant date, which is consistent with FASB ASC Topic 718 – Stock Compensation guidelines.

Accordingly, the Company measures share-based compensation cost for all share-based awards at the fair value on the grant date and recognizes share-based compensation over the service period for awards that are expected to vest, net of estimated forfeitures. The fair value of stock options is determined based on the number of shares granted and the price of the shares at grant, and calculated based on the Black-Scholes valuation model.

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

Income Taxes

The Company records deferred income taxes in accordance with FASB ASC Topic 740 – Accounting for Income Taxes. FASB ASC Topic 740 requires recognition of deferred income tax assets and liabilities for temporary differences between the tax basis of assets and liabilities and the amounts at which they are carried in the consolidated financial statements, based upon the enacted tax rates in effect for the year in which the differences are expected to reverse. In addition, a valuation allowance is recognized if it is more likely than not that some or all of the deferred income tax assets will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a full valuation allowance against its net deferred income tax assets as of September 30, 2018 and June 30, 2018.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties as required under FASB ASC Topic 740, which only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities.

The Company’s U.S. federal income tax returns for the years ended June 30, 2014 through June 30, 2017 and the Company’s Wisconsin income tax returns for the years ended June 30, 2013 through June 30, 2017 are subject to examination by taxing authorities. As of September 30, 2018, there were no examinations in progress.

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

Loss per Share

The Company follows the FASB ASC Topic 260 – Earnings per Share provisions which require the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (net loss) per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with the FASB ASC Topic 260, any anti-dilutive effects on net income (loss) per share are excluded.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and costs and estimated earnings in excess of billings.

The Company maintains significant cash deposits primarily with one financial institution. The Company has not previously experienced any material losses on such deposits. Additionally, the Company performs periodic evaluations of the relative credit rating of the institution as part of its banking strategy.

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

In August 2018, the FASB issued Accounting Standard Update (“ASU”) 2018-13 – Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement: This amendment modifies the disclosure requirements used in the fair value measurement of financial instruments in assets and liabilities held as of the balance sheet date which are categorized within Level 3 of the fair value hierarchy. ASU 2018-13 also imposes additional disclosure requirement relating to changes in unrealized gain and losses as a result of level input transfer. ASU 2018-13 is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those annual periods. The Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10 – Codification improvements to Topic 842, Leases. The amendment in ASU 2018-10 replace existing lease guidance under ASU 2016-02 – Leases (Topic 842), which the Company early adopted effective January 1, 2016. ASU 2018-10 is effective on issuance for early adopters of ASU 2016-02. The Company was required to adopt this standard beginning July 1, 2018. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02 – Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under the new guidance, entities will have the option to reclassify tax effects within other comprehensive income (referred to as stranded tax effects) to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) is recorded. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those annual periods. The Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 – Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017, including interim periods within those annual periods. The Company was required to adopt this standard beginning July 1, 2018. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 – Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. To simplify the subsequent measurement of goodwill, the amendments eliminate Step 2 from the goodwill impairment test, under which in computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under the amendments in ASU 2017-04, the annual or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The guidance is effective prospectively for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect adoption of this guidance to have a significant impact on its condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 – Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force). The amendments in ASU 2016-15 addresses eight specific cash flow issues and is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Company was required to adopt this standard beginning July 1, 2018. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606). The amendment outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry specific guidance. Additional ASUs have also been issued as part of the overall new revenue guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when the entity satisfies a performance obligation. The guidance also requires expanded disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within those annual periods. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company was required to adopt this standard beginning July 1, 2018, and elected the full retrospective approach. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements. The effect was not significant because the Company’s analysis of contracts under the new revenue standard supports the recognition of revenue over time, or on a percentage of completion basis, for the majority of contracts, which is consistent with the Company’s historical revenue recognition model. Where a performance obligation is satisfied over time, the related revenue is also recognized over time.

NOTE 2 - MANAGEMENT'S PLANS AND FUTURE OPERATIONS

The accompanying condensed consolidated financial statements have been prepared on the basis of a going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred a net loss of $2,771,694 attributable to EnSync, Inc. for the three months ended September 30, 2018, and as of September 30, 2018 has an accumulated deficit of $140,381,353 and total equity of $5,944,976. The ability of the Company to settle its total liabilities of $4,236,824 and to continue as a going concern is dependent upon raising additional investment capital to fund the Company’s business plan, increasing revenues and achieving profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company believes that cash and cash equivalents on hand at September 30, 2018, and other potential sources of cash, including net cash it generates from closing projects in backlog and pipeline, and potential financing options, will be sufficient to fund the Company’s current operations through the second quarter of fiscal 2020. While the Company believes its pipeline of projects is deep, there can be no assurances that projects will close in a timely manner to meet the Company’s cash requirements. The Company is also working to improve operations and enhance cash balances by continuing to drive cost improvements and reducing its spend on research and development. Also, the Company is currently exploring potential financing options that may be available to the Company, including strategic partnership transactions, PPA project financing facilities, working capital lines of credit, and additional sales of Common Stock or other debt or equity securities. However, the Company has no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to increase revenues and achieve profitability in a timely fashion or obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations, execute its growth plan, take advantage of future opportunities or respond to customers and competition.

NOTE 3 - CHINA JOINT VENTURE

On August 30, 2011, the Company entered into agreements providing for the establishment of a joint venture to develop, produce, sell, distribute and service advanced storage batteries and power electronics in China (the “China Joint Venture”). The China Joint Venture was established upon receipt of certain governmental approvals from China which were received in November 2011. China Joint Venture partners include the Company’s sixty percent owned subsidiary, ZBB PowerSav Holdings Limited (“Holdco”), AnHui XinLong Electrical Co., Wuhu Huarui Power Transmission and Transformation Engineering Co. and Wuhu Fuhai-Haoyan Venture Investment, L.P., a branch of Shenzhen Oriental Fortune Capital Co., Ltd.

The China Joint Venture operates through a jointly-owned Chinese company located in Wuhu City, Anhui Province named Anhui Meineng Store Energy Co., Ltd. (“Meineng Energy”). Meineng Energy manufactures certain products for the Company pursuant to a supply agreement under which the Company pays Meineng Energy 120% of its direct costs incurred in manufacturing such products. In addition, pursuant to a License Agreement (as amended on July 1, 2014) between Holdco and Meineng Energy, Meineng Energy assembles and manufactures certain of the Company’s products for sale in the power management industry on an exclusive, royalty-free basis in mainland China and on a non-exclusive, royalty-free basis in Hong Kong and Taiwan. Pursuant to a Research and Development Agreement with Meineng Energy, Meineng Energy may request the Company to provide research and development services upon commercially reasonable terms and conditions. Meineng Energy would pay the Company’s fully-loaded costs and expenses incurred in providing such services. The Company has the right to appoint a majority of the members of the Board of Directors of Holdco and Holdco has the right to appoint a majority of the members of the Board of Directors of Meineng Energy.

Pursuant to a Joint Venture Agreement between Holdco and Anhui Xinrui Investment Co., Ltd, a Chinese limited liability company, and subsequent investment agreements, Meineng Energy has been capitalized with approximately $14.8 million of equity capital as of September 30, 2018 and June 30, 2018.

The Company’s investment in Meineng Energy was made through Holdco. Pursuant to a Limited Liability Company Agreement of Holdco between ZBB Cayman Corporation, the Company’s wholly-owned subsidiary, and PowerSav New Energy Holdings Limited (“PowerSav”), the Company contributed technology to Holdco via a license agreement with an agreed upon value of approximately $4.1 million and $200,000 in cash in exchange for a 60% equity interest. The Company’s basis in the technology contributed to Holdco was $0 due to US GAAP requirements related to research and development expenditures. The difference between the Company’s basis in this technology and the valuation of the technology by Meineng Energy of approximately $4.1 million is accounted for by the Company through the elimination of the amortization expense recognized by Meineng Energy related to the technology. PowerSav agreed to contribute to Holdco $3.3 million in cash in exchange for a 40% equity interest. For financial reporting purposes, Holdco’s assets and liabilities are consolidated with those of the Company and PowerSav’s 40% interest in Holdco is included in the Company’s condensed consolidated financial statements as a noncontrolling interest. As of September 30, 2018 and June 30, 2018, the Company’s indirect investment in Meineng Energy, after accounting for the Company’s share of the earnings or losses, was $870,001 and $831,433, respectively. As of September 30, 2018 and June 30, 2018, the Company’s indirect investment percentage in Meineng Energy equals approximately 30%.

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

Activity with Meineng Energy is summarized as follows:

	Three months ended September 30,
	2018	2017
Product sales to Meineng Energy	$-	$13,008
Cost of product sales to Meineng Energy	-	11,211
Product purchases from Meineng Energy	54,561	12,900

The total amount due to Meineng Energy is as follows:

	September 30, 2018	June 30, 2018
Net amount due to Meineng Energy	$(19,527)	$(33,822)

The operating results for Meineng Energy are summarized as follows:

	Three months ended September 30,
	2018	2017
Revenues	$3,170	$4,646
Gross loss	(1,116)	(1,086)
Loss from operations	(277,767)	(373,926)
Net loss	(273,663)	(346,905)

NOTE 4 - INVENTORIES

Net inventories are comprised of the following as of:

	September 30, 2018	June 30, 2018
Raw materials and subassemblies	$1,904,486	$1,587,454
Less: inventory reserve	(417,009)	(367,006)
Total	$1,487,477	$1,220,448

NOTE 5 - PROPERTY & EQUIPMENT

Property and equipment are comprised of the following:

	September 30, 2018	June 30, 2018
Leasehold improvements	$44,975	$44,975
Manufacturing equipment	2,977,107	2,977,579
Office equipment	470,730	470,731
Construction in process	303,604	227,702
Total, at cost	3,796,416	3,720,987
Less: accumulated depreciation	(2,983,530)	(2,945,442)
Property and equipment, net	$812,886	$775,545

The Company recorded depreciation expense of $38,344 and $97,392 for the three months ended September 30, 2018 and September 30, 2017, respectively.

See Impairment of Long-Lived Assets under Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of the impairment charge related to the sale of the Company’s corporate headquarters.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses are comprised of the following as of:

	September 30, 2018	June 30, 2018
Accrued compensation and benefits	$350,305	$441,222
Accrued warranty	101,323	121,699
Right of use liability-operating leases	164,597	197,616
Customer deposits	63,386	104,724
Other	348,091	371,419
Total	$1,027,702	$1,236,680

NOTE 7 - LONG-TERM DEBT

During the year ended June 30, 2016, the Company entered into a sales-leaseback transaction with a non-related party, the net consideration received was $331,827 with interest payable in quarterly installments ranging between $1,510 and $2,555 at an imputed interest rate of approximately 2.44% over 20 years ending March 31, 2036.

NOTE 8 - EMPLOYEE AND DIRECTOR EQUITY INCENTIVE PLANS

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

As of September 30, 2018, there were a total of 1,350,217 shares available to be issued for future awards under the 2010 Omnibus Plan and 298,375 shares available to be issued for future awards under the 2012 Director Equity Plan.

Stock Options

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of stock options granted during the three months ended September 30, 2018 and September 30, 2017 using the Black-Scholes option-pricing model:

	Three months ended September 30,
	2018	2017
Expected life of option (years)	N/A	4
Risk-free interest rate	N/A	1.66 - 1.69%
Assumed volatility	N/A	113.62 - 113.75%
Expected dividend rate	N/A	0.00%
Expected forfeiture rate	N/A	6.15 - 6.72%

Time-vested and performance-based stock options are accounted for at fair value at date of grant. Total fair values of stock options granted for the three months ended September 30, 2018 and September 30, 2017 were $0 and $9,319 respectively. Compensation expense is recognized over the requisite service and performance periods. The amounts recognized in the condensed consolidated financial statements related to stock options were $11,300 and $188,439, based on the amortized grant date fair value of stock options granted under its various equity incentive plans, during the three months ended September 30, 2018 and September 30, 2017, respectively. At September 30, 2018, there was $314,235 in unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.3 years.

Information with respect to stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Life (in years)
Balance at June 30, 2017	8,249,298	$0.71	6.50
Options granted	1,407,000	0.40
Options forfeited	(2,781,483)	0.71
Balance at June 30, 2018	6,874,815	0.65	5.87
Options forfeited	(677,217)	0.54
Balance at September 30, 2018	6,197,598	0.66	5.66

The following table summarizes information relating to the stock options outstanding as of September 30, 2018:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.28 to $0.50	3,313,815	6.08	$0.39	1,596,616	5.32	$0.40
$0.51 to $1.00	2,222,983	5.64	0.68	1,437,584	5.26	0.71
$1.01 to $1.50	170,000	5.41	1.02	130,000	5.23	1.02
$1.51 to $2.00	400,950	3.51	1.73	400,950	3.51	1.73
$2.01 to $5.80	89,850	1.06	4.90	89,850	1.06	4.90
Balance at September 30, 2018	6,197,598	5.66	0.66	3,655,000	4.99	0.80

During the three months ended September 30, 2017, stock options to purchase 27,000 shares were granted to employees exercisable at $0.39 to $0.48 per share based on various service-based vesting terms from July 2017 through September 2020 and exercisable at various dates through September 2025.

There is no aggregate intrinsic value of outstanding stock options based on the Company’s adjusted closing stock price of $0.26 as of September 30, 2018.

Information with respect to unvested employee stock option activity is as follows:

	Number of Options	Weighted Average Grant Date Fair Value Per Share	Average Remaining Contractual Life (in years)
Balance at June 30, 2017	5,197,098	$0.54	6.93
Options granted	1,407,000	0.40
Options vested	(1,581,266)	0.56
Options forfeited	(1,840,499)	0.48
Balance at June 30, 2018	3,182,333	0.51	6.57
Options vested	(362,835)	0.71
Options forfeited	(276,900)	0.65
Balance at September 30, 2018	2,542,598	0.47	6.63

RSUs

The Company compensates its directors with time-vested RSUs and cash. On September 24, 2018 and June 26, 2018, 148,276 and 119,444 RSUs were granted under the 2012 Director Equity Plan to the Company’s directors in lieu of cash based director’s fee payments of $43,000 for services rendered during each of the first quarter of fiscal 2019 and fourth quarter of fiscal 2018, respectively. The RSUs vested immediately on the date of grant. On November 14, 2017, 1,163,075 RSUs were granted to the Company’s directors in partial payment of director’s fees through November 2018 under the 2012 Director Equity Plan. As of September 30, 2018, all of the RSUs from the November 14, 2017 grant had vested.

On November 14, 2016, 581,816 RSUs were granted to the Company’s directors in partial payment of director’s fees through November 2017 under the 2012 Director Equity Plan. As of September 30, 2017, 563,635 of the RSUs from the November 14, 2016 grant had vested and 18,181 had forfeited.

The Company also compensates its key employees with time-vested and performance-based RSUs. No RSUs were granted to the Company’s employees under the 2010 Omnibus Plan and inducement awards during the three months ended September 30, 2018 and September 30, 2017.

Time-vested and performance-based RSUs are accounted for at fair value at date of grant. Total fair value of RSUs granted for the three months ended September 30, 2018 and September 30, 2017 was $43,000 and $0, respectively. Compensation expense is recognized over the requisite service and performance periods. The amount recognized in the condensed consolidated financial statements related to RSUs was $303,342 and $247,169, based on the amortized grant date fair value of RSUs granted under its various equity incentive plans, during the three months ended September 30, 2018 and September 30, 2017, respectively. As of September 30, 2018, there were 3,855,000 of unvested RSUs and $1,487,901 in unrecognized compensation cost. Generally, shares of Common Stock related to vested RSUs are to be issued six months after the holder’s separation from service with the Company.

Information with respect to RSU activity is as follows:

	Number of Restricted Stock Units	Weighted Average Valuation Price Per Unit
Balance at June 30, 2017	5,556,332	$1.07
RSUs granted	4,342,519	0.41
RSUs forfeited	(1,147,231)	0.75
Shares issued	(1,041,152)	1.42
Balance at June 30, 2018	7,710,468	0.70
RSUs granted	148,276	0.29
Shares issued	(70,654)	0.40
Balance at September 30, 2018	7,788,090	0.69

NOTE 9 - WARRANTS

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

Information with respect to warrant activity is as follows:

	Number of Warrants	Weighted Average Exercise Price Per Share
Balance at June 30, 2017	357,500	$0.42
Warrants granted	220,000	0.40
Warrants expired	(180,000)	0.40
Balance at June 30, 2018 and September 30, 2018	397,500	0.42

NOTE 10 - BASIC AND DILUTED NET LOSS PER SHARE

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period reported. Diluted net loss per common share is computed giving effect to all dilutive potential common shares that were outstanding for the period reported. Diluted potential common shares consist of incremental shares issuable upon exercise of stock options and warrants and conversion of preferred stock and RSUs. In computing diluted net loss per share for the three months ended September 30, 2018 and September 30, 2017, no adjustment has been made to the weighted average outstanding common shares as the assumed exercise of outstanding stock options, RSUs and warrants and conversion of preferred stock is anti-dilutive.

Potential common shares not included in calculating diluted net loss per share are as follows:

	September 30, 2018	September 30, 2017
Stock options and RSUs	13,985,688	13,551,752
Stock warrants	397,500	577,500
Series B preferred shares	3,967,176	3,594,065
Total	18,350,364	17,723,317

NOTE 11 - EQUITY

Series B Convertible Preferred Stock

On September 26, 2013, the Company entered into a Securities Purchase Agreement with certain investors providing for the sale of 3,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”). Certain Directors of the Company purchased 500 shares. Shares of Series B Preferred Stock have a $1,000 per share stated value (the “Stated Value”) and accrue dividends on the Stated Value at an annual rate of 10%. At September 30, 2018, 2,300 shares of Series B Preferred Stock remain outstanding and were convertible, along with accrued and unpaid dividends, into 3,967,176 shares of Common Stock of the Company at a conversion price equal to $0.95. Upon any liquidation, dissolution or winding up of the Company, holders of the Series B Preferred Stock are entitled to receive out of the assets of the Company an amount equal to two times the Stated Value, plus any accrued and unpaid dividends thereon. At September 30, 2018 and June 30, 2018, the liquidation preference of the Series B Preferred Stock was $6,068,818 and $5,976,896, respectively.

Series C Convertible Preferred Stock

On July 13, 2015, the Company entered into a Securities Purchase Agreement with SPI Energy Co., LTD. (“SPI”) in connection with entering into a global strategic partnership, which included a Securities Purchase Agreement, a Supply Agreement and a Governance Agreement. Pursuant to the Securities Purchase Agreement, the Company sold to SPI for an aggregate purchase price of $33,390,000 a total of (i) 8,000,000 shares of Common Stock based on a purchase price per share of $0.6678 and (ii) 28,048 shares Series C convertible preferred stock (the “Series C Preferred Stock”) based on a price of $0.6678 per common equivalent. At the closing of the SPI transaction, the Company recognized the fair value of (i) $6,800,000 for the Common Stock (determined by reference to the closing price of the Company’s Common Stock on the NYSE American) as an increase to equity; (ii) $13,300,000 for the Series C Preferred Stock, ignoring the contingent convertibility on the closing date, as an increase to equity; and (iii) $13,290,000 as deferred revenue for the cash received by the Company in excess of the fair value of the Common Stock and the nonconvertible attribute of the Series C Preferred Stock, which was allocated to the Supply Agreement.

As the result of SPI’s failure to perform any of its purchase obligations under the Supply Agreement, on May 4, 2017, the Company terminated the Supply Agreement. As a result of the termination of the Supply Agreement, it is no longer possible for SPI to satisfy the conditions that would have enabled it to convert the Series C Preferred Stock into a total of up to 42,000,600 shares of Common Stock or exercise the warrant to purchase 50,000,000 shares of Common Stock issued pursuant to the Securities Purchase Agreement, and for the Company to recognize revenue as sales occurred under the Supply Agreement.

Additionally, on May 8, 2018, the Company filed a lawsuit against SPI in the Circuit Court for Waukesha County in the State of Wisconsin seeking a declaratory judgment releasing the Company from its obligations under the Governance Agreement between the Company and SPI dated July 13, 2015 (the “SPI Dispute”).  The Company’s complaint in the SPI Dispute asserted, among other things, that the Company should be released from its obligations under the Governance Agreement due to the Doctrine of Frustration of Purpose. As detailed in the complaint, the basis for this claim was that the Company’s principle purpose for entering into the Governance Agreement was as a condition and inducement to SPI to enter into the Supply Agreement between the Company and SPI dated July 13, 2015, and that due to SPI’s failure to perform its obligations under the Supply Agreement, that purpose was frustrated.

On June 19, 2018, the Circuit Court for Waukesha County in the State of Wisconsin granted the Company’s motion for a default judgment in the SPI Dispute.  Pursuant to this default judgment, the Court ordered that the Governance Agreement was terminated and unenforceable, and the Company was completely and fully released from its obligations, covenants and agreements thereunder.

The Series C Preferred Stock are non-voting, are perpetual, are not eligible for dividends, and are not redeemable. While the Series C Preferred Stock is outstanding, the Company may not pay dividends on its Common Stock and may not redeem more than $100,000 in Common Stock per year. Upon any liquidation, dissolution, or winding up of the Company (a “Liquidation”) or a Fundamental Transaction (as defined in the Certificate of Designation for the Series C Preferred Stock), holders of the Series C Preferred Stock are entitled to receive out of the assets of the Company an amount equal to the higher of (1) the stated value, which was $28,048,000 as of September 30, 2018 and (2) the amount payable to the holder if it had converted the shares into Common Stock immediately prior to the Liquidation or Fundamental Transaction, for each share of the Series C Preferred Stock after any distribution or payment to the holders of the Series B Preferred Stock and before any distribution or payment shall be made to the holders of the Company’s existing Common Stock, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed shall be ratably distributed in accordance with respective amount that would be payable on such shares if all amounts payable thereon were paid in full. At September 30, 2018 and June 30, 2018, the liquidation preference of the Series C Preferred Stock was $0.

Common Stock

September 5, 2018 Registered Direct Offering

On September 5, 2018, the Company completed a registered direct offering, pursuant to a Registration Statement on Form S-3, of 11,334,616 shares of Common Stock at a price of $0.26 per share for net proceeds of $2,701,569, after deducting customary expenses.

NOTE 12 - COMMITMENTS

Leasing Activities

Operating Leases

Operating lease expense recognized during the three months ended September 30, 2018 and September 30, 2017 was $52,670 and $21,264, respectively. Operating lease expense is included in operating expenses in the condensed consolidated statements of operations.

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

As of September 30, 2018, and June 30, 2018, the carrying value of the right of use asset was $1,011,620 and $1,087,249, respectively, and is separately stated on the condensed consolidated balance sheets. The related short-term and long-term liabilities as of September 30, 2018 were $164,597 and $847,023 and as of June 30, 2018 were $197,616 and $889,633, respectively. The short-term and long-term liabilities are included in “Accrued expenses” and “Other long-term liabilities,” respectively, in the condensed consolidated balance sheets.

Information regarding the weighted-average remaining lease term and the weighted-average discount rate for operating leases are summarized below:

	September 30, 2018	June 30, 2018
Weighted-average remaining lease term (in years)	6.01	6.05
Weighted-average discount rate	5.0%	5.0%

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded in the condensed consolidated balance sheet as of September 30, 2018:

2019	$157,677
2020	210,260
2021	172,317
2022	174,873
2023	177,429
Thereafter	285,846
Total undiscounted lease payments	1,178,402
Present value adjustment	(166,782)
Net operating lease liabilities	$1,011,620

Short-term Leases

The Company leases facilities in Honolulu, Hawaii, Milwaukee and Madison, Wisconsin, Petaluma, California and Shanghai, China from unrelated parties under lease terms that will expire over the next twelve months. Monthly rent for the twelve-month rental periods is between $400 and $3,150 per month. Rent expense of $23,864 and $8,922 was recognized during the three months ended September 30, 2018 and September 30, 2017, respectively. Short-term rent expense is included in operating expenses in the condensed consolidated statements of operations.

NOTE 13 - RETIREMENT PLANS

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code, the EnSync, Inc. 401(k) Savings Plan. Employees may elect to contribute up to the Internal Revenue Service annual contribution limit. The Company matches employees’ contributions up to 4% of eligible compensation and Company contributions are limited in any year to the amount allowable by government tax authorities. Eligible employees are 100% immediately vested. Total employer contributions recognized in the condensed consolidated statements of operations under this plan were $49,589 and $51,753 for the three months ended September 30, 2018 and September 30, 2017, respectively.

NOTE 14 - INCOME TAXES

The Company had no current or deferred provision (benefit) for income taxes for the three months ended September 30, 2018 and September 30, 2017. The income tax provision for the three months ended September 30, 2018 and September 30, 2017 was determined by applying an estimated annual effective tax rate of 0.0% to the loss before income taxes. The estimated effective income tax rate was determined by applying statutory tax rates to pretax loss adjusted for certain permanent book to tax differences and tax credits, and the continuing assessment of a valuation allowance against all of the deferred income tax assets that will not be realized in the foreseeable future. Deferred income tax assets are reviewed for recoverability based on historical taxable income, the expected reversals of existing temporary differences, tax planning strategies and projections of future taxable income. As a result of this analysis, the Company has provided for a valuation allowance against all of its net deferred income tax assets as of September 30, 2018 and June 30, 2018.

On December 22, 2017, the President of the U.S. signed the Tax Act into law. The Tax Act includes several changes to existing tax law, including a permanent reduction in the U.S. federal statutory tax rate from 35% to 21%, further limitations on the deductibility of interest expense and certain executive compensation, repeal of the corporate Alternative Minimum Tax and imposition of a territorial tax system. While some of the new provisions of the Tax Act will impact the Company in fiscal 2019 and beyond, the change in the U.S. federal statutory tax rate was effective January 1, 2018. During the second quarter of fiscal 2018, the Company was required to revalue its U.S. federal deferred tax assets and liabilities at the new U.S. federal statutory tax rate in the period of enactment, and as the Company has provided for a full valuation allowance against all of its net deferred income taxes, the revaluation resulted in no charge to income tax expense.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial position and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q, as well as our audited consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “goal,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding project completion timelines, our ability to monetize our PPA assets, statements regarding the sufficiency of our capital resources, expected operating losses, expected revenues, expected expenses and our expectations concerning our business strategy. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our historical and anticipated future operational losses and our ability to continue as a going concern; our ability to raise the necessary capital to fund our operations and the risk of dilution to shareholders from capital raising transactions; our ability to remain listed on the NYSE American; the effects of a sale or transfer of a large number of shares of our Common Stock; the competitiveness of the industry in which we compete; our ability to successfully commercialize new products, including our EnSync Home Energy System, MatrixTM Energy Management, DER FlexTM, DER SupermoduleTM System and AgileTM Hybrid Storage Systems; our ability to lower our costs and increase our margins; the failure of our products to perform as planned; our ability to improve the performance of our products; our ability to build quality and reliable products and market perception of our products; our ability to grow rapidly while successfully managing our growth; our ability to maintain our current strategic partnerships and establish new strategic partnerships; our dependence on sole source and limited source suppliers; our limited experience manufacturing our products on a large-scale basis; our product, customer and geographic concentration, and lack of revenue diversification; the potential of Melodious Investments Company Limited and its affiliates to acquire complete control; the effect laws and regulations of the Chinese government may have on our China joint venture; our ability to enforce our agreements in Asia; our ability to retain our managerial personnel and to attract additional personnel; our ability to manage our international operations; the length and variability of our sales cycle; our increased emphasis on larger and more complex system solutions; our lack of experience in the PPA business; our reliance on third-party suppliers and contractors when developing and constructing systems for our PPA business; our dependence on governmental mandates and the availability of rebates, tax credits and other economic incentives related to alternative energy resources and the regulatory treatment of third-party owned solar energy systems; our ability to protect our intellectual property and the risk we may infringe on the intellectual property of others; the cost of protecting our intellectual property; future acquisitions could disrupt our business and dilute our stockholders; and the other risks and uncertainties discussed in the Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations sections on our most recently filed Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and our subsequently filed Quarterly Report(s) on Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

OVERVIEW

We are a renewable energy systems and services company whose innovative and differentiated technologies and capabilities are designed to deliver the least expensive, highest value and most reliable electricity. With the Company's May 2018 announcement of the EnSync Home Energy System, we now serve all three major markets in the renewable energy space: Residential Energy Systems, Commercial Energy Systems and Independent Utility Energy Systems. Our systems utilize highly configurable modules, that together with our Auto-Sync DC Bus and DER FlexTM internet of energy control platform, enable simple design, configuration and deployment of mass-customized systems that meet the specific needs of each project with the best possible economics in a highly dynamic environment with multiple economic value streams. We are vertically integrated, from lead generation to system design and deployment, to warranty and operating and maintenance services. We typically utilize a 20-year PPA structure where the offtaker contracts to purchase electricity from a completed system owned by a third-party that acquires the PPA from us. We recognize revenue from these PPA arrangements on a percentage of completion basis as we build out and commission the system. We also sell systems directly to the end customer or through our channel partners.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes in the Company’s critical accounting policies and estimates since the filing of its Annual Report on Form 10-K for the fiscal year ending June 30, 2018.

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

The most significant accounting estimates inherent in the preparation of the Company's financial statements include revenue recognition, estimates as to the realizability of our inventory assets, impairment of long-lived assets, goodwill assessment, warranty obligations, stock-based compensation and going concern assessment.

Refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for further detail about our significant accounting estimates inherent in the preparation of our financial statements.

RESULTS OF OPERATIONS

Three months ended September 30, 2018, as compared with the three months ended September 30, 2017

Revenue

Our revenues for the three months ended September 30, 2018 increased $376,158, or 15.9%, to $2,738,206, as compared to the three months ended September 30, 2017. The increase in revenues in the three months ended September 30, 2018 was principally the result of an increase in revenues recognized under the percentage of completion method from our existing PPA projects and the sale of two new PPA projects. The Company had 10 PPA projects contribute to revenues in the three months ended September 30, 2018, as compared to 7 projects in the three months ended September 30, 2017.

Costs and Expenses

Total costs and expenses for the three months ended September 30, 2018 decreased $777,554, or 12.2%, to $5,585,366, as compared to the three months ended September 30, 2017. This decrease in total costs and expenses were primarily due to the following factors:

•	$205,501 decrease in advanced engineering and development expense, principally due to a reduction in stock compensation expense of $91,167, the completion of the EnSync Home Energy System in the fourth quarter of fiscal 2018 and corresponding reduction in research and development, and other cost saving initiatives.

•	$376,363 decrease in selling, general and administrative expenses, principally due to a reduction in legal and consulting services of $215,809 and other cost saving initiatives.

•	$447,000 impairment charge on the building and land in the three months ended September 30, 2017 related to the sale of our corporate headquarters.

Gross margin improved to 13.2% during the three months ended September 30, 2018, as compared to 12.5% in the three months ended September 30, 2017.

Other Income (Expense)

Total other income (expense) for the three months ended September 30, 2018 decreased by $22,741, to an expense of $6,893, as compared to an income of $15,848 for the three months ended September 30, 2017. The decrease in other income (expense) was attributable to a gain on sale of property, plant and equipment in the three months ended September 30, 2017.

Net Loss

Our net loss attributable to EnSync, Inc. for the three months ended September 30, 2018 decreased by $1,120,100, or 28.8%, to $2,771,694, as compared to the $3,891,794 net loss for the three months ended September 30, 2017. This decrease in net loss was principally due to the increase in PPA revenues and cost saving initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, our research, advanced engineering and development, and operations have been primarily financed through debt and equity financings, and engineering, government and other research and development contracts. Total capital stock and paid in capital as of September 30, 2018 was $147,299,915, as compared with $144,283,704 as of June 30, 2018. We had an accumulated deficit of $140,381,353 as of September 30, 2018, as compared to $137,609,659 as of June 30, 2018. At September 30, 2018, we had net working capital of $3,668,864, as compared to $3,322,404 as of June 30, 2018. Our shareholders’ equity as of September 30, 2018 and June 30, 2018, exclusive of noncontrolling interests, was $5,330,860 and $5,086,343, respectively.

On January 31, 2018, we completed the sale of our corporate headquarters pursuant to which we received net proceeds of $1,725,326, after payment in full of our mortgage, related interest and customary closing costs.

On September 5, 2018, we completed a registered direct offering, pursuant to a Registration Statement on Form S-3, of 11,334,616 shares of Common Stock at a price of $0.26 per share for net proceeds of $2,701,569, after deducting customary expenses.

At September 30, 2018, our principal sources of liquidity were our cash and cash equivalents, which totaled $2,981,785, accounts receivable of $17,504 and costs and estimated earnings in excess of billings of $863,841.

We believe that cash and cash equivalents on hand at September 30, 2018, and other potential sources of cash, including net cash we generate from closing projects in our backlog and pipeline, and potential financing options, will be sufficient to fund our current operations through the second quarter of fiscal 2020. While we believe our pipeline of projects is deep, there can be no assurances that projects will close in a timely manner to meet our cash requirements. We are also working to improve operations and enhance cash balances by continuing to drive cost improvements and reducing our spend on research and development. Also, we are currently exploring potential financing options that may be available to us, including strategic partnership transactions, PPA project financing facilities, working capital lines of credit, and additional sales of Common Stock or other debt or equity securities. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to increase revenues and achieve profitability in a timely fashion or obtain additional required funding, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations, execute our growth plan, take advantage of future opportunities or respond to customers and competition.

Cash Flows

Cash decreased $2,747 in the three months ended September 30, 2018, ending the period at $2,981,785. Cash decreased $2,678,983 in the three months ended September 30, 2017, ending the period at $9,103,979.  The decrease in the usage of cash in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017, is due to the following:

Operating Activities

Our operating activities used cash of $2,640,010 for the three months ended September 30, 2018, as compared to cash used of $2,792,050 in the three months ended September 30, 2017. The decrease in the cash used in the three months ended September 30, 2018 is attributable to the reduction in net loss in the three months ended September 30, 2018 from the increase in PPA revenues and cost saving initiatives, offset by working capital changes.

Investing Activities

Our investing activities used cash of $64,306 for the three months ended September 30, 2018, as compared to cash provided of $76,000 in the three months ended September 30, 2017. The increase in the cash used is attributable to capital expenditures of $75,430 in the three months ended September 30, 2018, offset by proceeds of $70,000 from the sale of property, plant and equipment in the three months ended September 30, 2017.

Financing Activities

Our financing activities provided cash of $2,701,569 for the three months ended September 30, 2018, as compared to cash provided of $37,067 in the three months ended September 30, 2017. The increase in the cash provided is attributable to the proceeds from the registered direct offering of 11,334,616 shares of Common Stock at a price of $0.26 per share for net proceeds of $2,701,569, after deducting customary expenses.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the principal executive officer (“PEO”) and principal financial officer (“PFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, the PEO and PFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our PEO and PFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Under the supervision and with the participation of our management, including our PEO and PFO, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Controls – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of September 30, 2018. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company to conform with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements or fraud. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not currently a party to any pending legal proceeding that we believe will have a material adverse effect on our business, financial condition or results of operations. We may, however, be subject to various claims and legal actions arising from the ordinary course of business from time to time.

Item 1A. RISK FACTORS

We operate in a rapidly changing environment that involves a number of risks that could materially affect our business, financial condition or future results, some of which are beyond our control. In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A, Risk Factors,” in our most recent Annual Report on Form 10-K for the year ended June 30, 2018 and in any subsequent Quarterly Reports on Form 10-Q. There have been no material changes to the risk factors described in those reports.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference to

3.1	Articles of Incorporation of EnSync, Inc., as amended	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

3.2	Articles of Amendment to Articles of Incorporation of EnSync, Inc.	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on February 16, 2016

3.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 27, 2013

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 14, 2015

3.5	Amended and Restated By-laws of EnSync, Inc. (as of November 4, 2009)	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

4.1	Form of Stock Certificate	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on September 28, 2015

4.2	Form of Underwriter’s Warrant	Incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on June 23, 2017

10.1	Form of Stock Purchase Agreement	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 6, 2018

10.2	Engagement Letter between EnSync, Inc. and Network 1 Financial Securities, Inc.	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 6, 2018

10.3*	Director Compensation Policy

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data Files

* Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned on November 13, 2018, thereunto duly authorized.

ENSYNC, INC.

By:	/s/ Bradley L. Hansen
Name:	Bradley L. Hansen
Title:	Chief Executive Officer
and President and Director
(Principal Executive Officer)

By:	/s/ William J. Dallapiazza
Name:	William J. Dallapiazza
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

